Form 10-Q
period 2018-06-30
PROCACCIANTI HOTEL REIT, INC.
filed 2018-09-25
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-217578 (1933 Act)

PROCACCIANTI HOTEL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	81-3661609
(State or Other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

1140 Reservoir Avenue, Cranston, RI	02920-6320
(Address of Principal Executive Offices)	(Zip Code)

(401) 946-4600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 24, 2018, there were 1,251,117.52 shares of the Registrant’s K Shares issued and outstanding, 10 shares of the Registrant’s K-I Shares issued and outstanding, 10 shares of the Registrant’s K-T Shares issued and outstanding, 318,409.542 shares of the Registrant’s A Shares issued and outstanding and 125,000 shares of the Registrant’s B Shares issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Property and equipment, net	$39,091,558	$-
Cash	2,900,046	5,657,515
Restricted cash	806,190	-
Accounts receivable	350,790	-
Due from related parties	287,687	-
Prepaid expenses and other assets, net	356,689	-
Total Assets	$43,792,960	$5,657,515

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable	$24,420,105	$-
Accounts payable, accrued expenses and other	1,103,523	193,130
Due to related parties	261,621	33,123
Total Liabilities	25,785,249	226,253

Commitments and Contingencies

Redeemable common stock	50,305	-

Stockholders' Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,106,219 and 549,091 shares issued and outstanding, respectively	11,062	5,491
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 10 and 0 shares issued and outstanding, respectively	-	-
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 10 and 0 shares issued and outstanding, respectively	-	-
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 310,410 and 222,410 shares issued and outstanding, respectively	3,104	2,224
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	11,999,015	6,147,007
Cumulative loss	(1,407,721)	(691,587)
Cumulative distributions	(196,884)	(33,123)
Total Stockholders' Equity	10,409,826	5,431,262
Noncontrolling interest	7,547,580	-
Total Equity	17,957,406	5,431,262
Total Liabilities and Stockholders' Equity	$43,792,960	$5,657,515

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rooms	$2,416,520	$-	$2,527,373	$-
Food and beverage	90,199	-	91,032	-
Other operating	36,564	-	37,628	-
Total revenues	2,543,283	-	2,656,033	-

Expenses
Rooms and other property expenses	1,057,430	-	1,094,918	-
General and administrative	635,144	75,520	827,634	143,062
Management fees to affiliates	76,317	-	79,699	-
Other fees to affiliates	38,108	-	163,607	-
Acquisition costs	-	-	302,380	-
Depreciation and amortization	345,216	-	356,846	-
Total expenses	2,152,215	75,520	2,825,084	143,062

Operating income (loss)	391,068	(75,520)	(169,051)	(143,062)

Interest expense	(277,179)	-	(286,927)	-
Gain on acquisition	-	-	42,026	-
Net income (loss) before income taxes	113,889	(75,520)	(413,952)	(143,062)
Income tax provision	(86,540)	-	(86,540)	-
Net income (loss)	27,349	(75,520)	(500,492)	(143,062)
Net income attributable to noncontrolling interest	193,398	-	215,642	-
Net income (loss) attributable to common stockholders	$(166,049)	$(75,520)	$(716,134)	$(143,062)

Net income (loss) attributable to Class K common stockholders - basic and diluted	$(102,310)	$(4,757)	$(455,415)	$(7,166)
Net income (loss) per Class K common share - basic and diluted	$(0.10)	$(0.18)	$(0.54)	$(0.40)
Weighted average number of Class K common shares outstanding - basic and diluted	986,544	25,408	841,106	17,746

Net income (loss) attributable to Class K-I common stockholders - basic and diluted	$(1)	$-	$(4)	$-
Net income (loss) per Class K-I common share - basic and diluted	$(0.10)	$-	$(0.54)	$-
Weighted average number of Class K-I common shares outstanding - basic and diluted	10	-	7	-

Net income (loss) attributable to Class K-T common stockholders - basic and diluted	$(1)	$-	$(4)	$-
Net income (loss) per Class K-T common share - basic and diluted	$(0.10)	$-	$(0.54)	$-
Weighted average number of Class K-T common shares outstanding - basic and diluted	10	-	7	-

Net income (loss) attributable to Class A common stockholders - basic and diluted	$(32,073)	$(29,149)	$(155,835)	$(48,937)
Net income (loss) per Class A common share - basic and diluted	$(0.10)	$(0.18)	$(0.54)	$(0.40)
Weighted average number of Class A common shares outstanding - basic and diluted	309,223	158,588	287,796	122,455

Net income (loss) attributable to Class B common stockholders - basic and diluted	$(31,664)	$(41,614)	$(104,876)	$(86,959)
Net income (loss) per Class B common share - basic and diluted	$(0.25)	$(0.33)	$(0.84)	$(0.70)
Weighted average number of Class B common shares outstanding - basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(500,492)	$(143,062)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	356,846	-
Gain on acquisition	(42,026)	-
Non-cash expenses	-	18,978
Increase in operating assets and liabilities:
Accounts receivable	(139,006)	-
Due from related parties	(287,687)	-
Prepaid expenses and other assets	(111,632)	-
Accounts payable, accrued expenses and other	55,062	2,700
Due to related parties	167,427	-
Net cash used in operating activities	(501,508)	(121,384)

Cash Flows from Investing Activities:
Investment in PCF, net of cash acquired	(6,739,673)	-
Capital improvements	(116,222)	-
Net cash used in investing activities	(6,855,895)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	6,420,760	1,055,000
Payment of commissions and dealer manager fees	(488,871)	(41,700)
Proceeds from loans from affiliate	61,071	-
Distributions to stockholders	(163,761)	-
Distributions to noncontrolling interest	(423,075)	-
Net cash provided by financing activities	5,406,124	1,013,300

Increase (decrease) in cash and cash equivalents and restricted cash	(1,951,279)	891,916

Cash and cash equivalents and restricted cash, beginning of period	5,657,515	278,276

Cash and cash equivalents and restricted cash, end of period	$3,706,236	$1,170,192

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$2,900,046	$1,170,192
Restricted cash	806,190	-
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$3,706,236	$1,170,192

Supplemental Disclosure of Noncash Transactions
Issuance of Class A common stock to TPG Hotel REIT Investor, LLC	$-	$648,000
Offering costs paid to affiliate with Class A common stock	$(474,243)	$(116,550)
(Increase) Decrease in Due from TPG Hotel REIT Investor, LLC	$474,243	$(512,472)
Increase in redeemable common stock	$73,430	$-
Increase in redemptions payable	$23,125	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2017	549,091	$5,491	-	$-	-	$-	222,410	$2,224	125,000	$1,250	$6,147,007	$(691,587)	$(33,123)	$5,431,262	$-	$5,431,262
Issuance of common stock	557,128	5,571	10	-	10	-	88,000	880	-	-	6,414,309	-	-	6,420,760	-	6,420,760
Commissions on sales of common stock and related dealer manager fees	-	-	-	-	-	-	-	-	-	-	(488,871)	-	-	(488,871)	-	(488,871)
Transfers to redeemable common stock	-	-	-	-	-	-	-	-	-	-	(73,430)	-	-	(73,430)	-	(73,430)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(474,243)	-	-	(474,243)	-	(474,243)
Due from TPG Hotel REIT Investor, LLC	-	-	-	-	-	-	-	-	-	-	474,243	-	-	474,243	-	474,243
Purchase of PCF	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,755,013	7,755,013
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(716,134)	-	(716,134)	215,642	(500,492)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(163,761)	(163,761)	-	(163,761)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(423,075)	(423,075)
BALANCE, June 30, 2018	1,106,219	$11,062	10	$-	10	$-	310,410	$3,104	125,000	$1,250	$11,999,015	$(1,407,721)	$(196,884)	$10,409,826	$7,547,580	$17,957,406

The accompanying notes are an integral part of these condensed consolidated financial statements

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the Company) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company expects to use the proceeds from its Private Offering (defined below) and Public Offering (defined below) to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. The Company intends to elect to be taxed as a real estate investment trust (REIT) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018. Substantially all of the Company’s business will be conducted through Procaccianti Hotel REIT, LP, a Delaware limited partnership that is wholly-owned by the Company (Operating Partnership). The Company is the sole general partner of the Operating Partnership.

On September 30, 2016, the Company commenced a private offering (Private Offering) of shares of Class K common stock, $0.01 par value per share (K Shares) and units, which are comprised of four K Shares and one share of Class A common stock, $0.01 par value per share (Units), for $10.00 per K Shares and $50.00 per Unit, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended (the Securities Act). The Company terminated its Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and Units in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of shares of Class A common stock (A Shares) to TPG Hotel REIT Investor, LLC to fund organization and offering expenses associated with the K Shares and Units. With the A Share proceeds, the Company paid $782,705 in selling commissions, $275,794 in dealer manager fees and recognized $1,083,912 in other offering costs for the duration of the Private Offering.

On August 14, 2018, the Company commenced its initial public offering (the Public Offering) pursuant to a registration statement on Form S-11 (Registration No. 333-217578) (the Registration Statement), filed under the Securities Act with the U.S. Securities and Exchange Commission (SEC), to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: Class K-I common stock, (K-I Shares), at an initial offering price of $9.50 per share, K Shares, at an initial offering price of $10.00 per share, and Class K-T common stock, (K-T Shares), at an initial offering price of $10.00 per share, which reflect the estimated net asset value per share of each of the K-I Shares, K Shares, and K-T Shares as of February 28, 2018, and $50,000,000 in shares of common stock pursuant to the Company’s distribution reinvestment plan (the DRIP) at $9.50 per K-I Share, $9.50 per K Share and $9.50 per K-T Share.

The Company is managed by Procaccianti Hotel Advisors, LLC (PHA) pursuant to an Advisory Agreement by and among the Company, its Operating Partnership and PHA. PHA is an affiliate of the Company’s sponsor, Procaccianti Companies, Inc. (PCI).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles (GAAP) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2017, included in the prospectus portion of the Registration Statement. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As discussed in Note 3 – “Investment in PCF”, the Company acquired a 51% interest in, and became a co-manager of, Procaccianti Convertible Fund, LLC (PCF). The Company determined that PCF is a variable interest entity (VIE) as defined under the Consolidation Topic (Topic 810) of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification). The Company has the power to direct the activities that most significantly impact PCF’s performance and the obligation to absorb losses or the right to receive benefits from PCF that could be significant to PCF and is, therefore, the primary beneficiary of PCF and consolidates the accounts of PCF. The assets of PCF were $39,492,456 at June 30, 2018, and consist primarily of land, building, furniture, fixtures, and equipment.  The liabilities of PCF were $25,650,974 at June 30, 2018, and consist primarily of mortgage notes payable. The assets of PCF are available to satisfy PCF’s obligations.

The Company has no foreign operations or assets and its operating structure includes only one segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assumptions and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The accompanying condensed consolidated balance sheets include the following financial instruments: cash, restricted cash, accounts receivable, and mortgage notes payable.

The Company considers the carrying value of cash, restricted cash, and accounts receivable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.

In accordance with the guidance and methodology discussed in Note 3 – “Investment in PCF”, the Company determined the fair value of the mortgage notes payable as of the acquisition date. The Company considers the carrying value of the mortgage notes payable to approximate the fair value of these financial instruments based on the short duration between the initial assessment and the current balance sheet date.

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue represents primarily rooms, food and beverage and other fees.

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At June 30, 2018, reserves for property taxes were $257,744 and reserves for capital improvements were $527,717. The Company also included $20,729 of guest advance deposits as restricted cash at June 30, 2018.

Accounts Receivable

The Company records its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write offs, collections and current credit conditions. Accounts are written off based on management’s evaluation of the collectability of each account resulting from collection efforts. The Company has determined that no allowance for doubtful accounts was necessary at June 30, 2018.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Presentation of Sales Tax

The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenue and expense.

Per Share Data

The Company calculates its basic and diluted earnings per common share (EPS) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares.

The Company’s calculated earnings per share for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Loss	$(166,049)	$(75,520)	$(716,134)	$(143,062)
Less: Class K Common Stock dividends declared and accumulated	147,590	3,701	250,281	5,180
Less: Class K-I Common Stock dividends declared and accumulated	1	-	2	-
Less: Class K-T Common Stock dividends declared and accumulated	1	-	2	-
Less: Class A Common Stock dividends declared and accumulated	46,256	23,647	85,629	36,252
Undistributed net loss	$(359,897)	$(102,868)	$(1,052,048)	$(184,494)
Class K Common Stock:
Undistributed net loss	$(249,900)	$(8,458)	$(705,696)	$(12,346)
Class K Common Stock dividends declared and accumulated	147,590	3,701	250,281	5,180
Net loss	$(102,310)	$(4,757)	$(455,415)	$(7,166)
Net loss per common share, basic and diluted	$(0.10)	$(0.18)	$(0.54)	$(0.40)
Weighted average number of common shares outstanding, basic and diluted	986,544	25,408	841,106	17,746
Class K-I Common Stock:
Undistributed net loss	$(2)	$-	$(6)	$-
Class K-I Common Stock dividends declared and accumulated	1	-	2	-
Net loss	$(1)	$-	$(4)	$-
Net loss per common share, basic and diluted	$(0.10)	$-	$(0.54)	$-
Weighted average number of common shares outstanding, basic and diluted	10	-	7	-
Class K-T Common Stock:
Undistributed net loss	$(2)	$-	$(6)	$-
Class K-T Common Stock dividends declared and accumulated	1	-	2	-
Net loss	$(1)	$-	$(4)	$-
Net loss per common share, basic and diluted	$(0.10)	$-	$(0.54)	$-
Weighted average number of common shares outstanding, basic and diluted	10	-	7	-
Class A Common Stock:
Undistributed net loss	$(78,329)	$(52,796)	$(241,464)	$(85,189)
Class A Common Stock dividends declared and accumulated	46,256	23,647	85,629	36,252
Net loss	$(32,073)	$(29,149)	$(155,835)	$(48,937)
Net loss per common share, basic and diluted	$(0.10)	$(0.18)	$(0.54)	$(0.40)
Weighted average number of common shares outstanding, basic and diluted	309,223	158,588	287,796	122,455
Class B Common Stock:
Undistributed net loss	$(31,664)	$(41,614)	$(104,876)	$(86,959)
Net loss per common share, basic and diluted	$(0.25)	$(0.33)	$(0.84)	$(0.70)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU No. 2014-09). The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity applies a five-step model: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

In March 2016, the FASB clarified the principal versus agent guidance in ASU No. 2014-09 with its issuance of ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU No. 2016-08). In particular, ASU No. 2016-08 clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. In addition, ASU No. 2016-08 reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent.

In May 2016, the FASB amended ASU No. 2014-09’s guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes with its issuance of ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (ASU No. 2016-12). ASU No. 2016-12 allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer if it discloses that policy.

The Company adopted ASU No. 2014-09, along with the related clarifications and amendments in ASU No. 2016-08 and ASU No. 2016-12, on January 1, 2018. As the Company did not generate hotel revenues until March 29, 2018, there were no transition adjustments necessary.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (ASU No. 2016-18), which requires entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. The Company adopted ASU No. 2016-18 on January 1, 2018. As a result, amounts included in restricted cash on the Company’s condensed consolidated balance sheets are included with cash and cash equivalents on the consolidated statements of cash flows. A reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet has been added as a supplemental disclosure to the Company’s condensed consolidated statements of cash flows.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (ASU No. 2017-01), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The Company adopted ASU No. 2017-01 on January 1, 2018. The Company will analyze future hotel acquisitions to determine if the transaction qualifies as the purchase of a business or an asset. Transaction costs associated with asset acquisitions will be capitalized, while the same costs associated with a business combination will continue to be expensed as incurred. In addition, asset acquisitions will not be subject to a measurement period, as are business combinations.

Note 3 – Investment in PCF

On March 29, 2018, the Company became a co-manager of and acquired a 51% membership interest in PCF, for a purchase price of $8,029,519 plus $302,380 in closing costs. The Company also incurred an acquisition fee of $124,978 due to PHA (see Note 4). The Company financed the transaction with proceeds from the sale of K Shares and A Shares in the Private Offering.

PCF is a Delaware limited liability company formed on April 21, 2017, to acquire, own and operate two hotel properties. PCF acquired the Springhill Suites Wilmington, which is a 120-room hotel located in Wilmington, North Carolina, (the Wilmington Hotel) on May 24, 2017, and the Staybridge Suites St. Petersburg, which is a 119-room hotel located in St. Petersburg, Florida (the St. Pete Hotel) on June 29, 2017.

At June 30, 2018, the noncontrolling interest reported in the Company’s condensed consolidated financial statements represents third parties’ aggregate 49% interest in PCF. As the Company invested in PCF on March 29, 2018, there is no noncontrolling interest presented for prior periods.

The Company concluded its investment in PCF was an asset acquisition in accordance with ASU 2017-01 as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets. In accordance with Topic 810, in an asset acquisition under the VIE model, the difference in the fair value of the assets acquired and consideration paid is recognized in the income statement as a gain or loss on the transaction. Costs incurred as part of the asset acquisition transaction are not considered a component of the consideration transferred nor capitalized as a part of the cost of the assets acquired. In accordance with this guidance, the fair value of the assets acquired and liabilities assumed in the acquisition were recorded by the Company as follows and $302,380 of acquisition costs were expensed:

Fair Value at March 29, 2018
Land	$5,005,069
Building and improvements	30,803,265
Furniture, fixtures, and equipment	3,481,075
Construction in progress	33,238
Cash and restricted cash	1,289,846
Other assets	458,894
Total assets acquired	41,071,387
Mortgage notes payable	(24,412,623)
Other liabilities assumed	(832,206)
Net assets acquired	$15,826,558

Fair value of controlling interest	$8,071,545
Purchase price	8,029,519
Gain on acquisition	$42,026

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company determined the acquisition date fair values of all assets acquired and liabilities assumed using methods similar to those used by independent appraisers, including using a discounted cash flow analysis that uses appropriate discount or capitalization rates and available market information where applicable. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

Included in other assets at June 30, 2018, are franchise fees of $152,904. The Company’s hotel properties each are operated pursuant to franchise agreements. The term of each current franchise agreement is for a 20-year period and the agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues.

Mortgage notes payable consist of a $13,325,000 mortgage payable secured by the St. Pete Hotel (St. Pete Note) and a $11,268,000 mortgage payable secured by the Wilmington Hotel (Wilmington Note). The St. Pete Note requires monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of $66,255 through July 1, 2024. The St. Pete Note is collateralized by the St. Pete Hotel, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of PCI. The Wilmington Note requires monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of $57,026 through June 1, 2024. The Wilmington Note is collateralized by the Wilmington Hotel, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of PCI.

The St. Pete Note and the Wilmington Note contain customary affirmative covenants, negative covenants and events of default and at June 30, 2018, the Company was in compliance with such covenants.

Note 4 - Related Party Transactions

The Company entered into an amended and restated advisory agreement on August 2, 2018, with PHA and the Operating Partnership, which amended and restated the advisory agreement by and among the Company, PHA and the Operating Partnership, dated September 30, 2016 (the Advisory Agreement). Pursuant to the Advisory Agreement, PHA will oversee the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, and other administrative services. PHA will also perform, or oversee the performance of, the Company’s corporate operations and required administrative services, which will include being responsible for the financial records the Company is required to maintain and preparing reports to stockholders and reports filed with the SEC. In addition, PHA assists an independent valuation firm and the Company’s board of directors in calculating and determining the Company’s net asset value (NAV), and will assist the Company in overseeing the preparation and filing of its tax returns, the payment of its expenses and for the performance of administrative and professional services rendered to the Company by others. The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods.

The Company will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of June 30, 2018, PHA has forfeited its right to collect reimbursement for providing these administrative services through such date.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company will pay PHA certain fees pertaining to services provided. These fees include, but are not limited to, the following:

Acquisition Fee: Fee for providing services including selecting, evaluating and acquiring potential investments, or the acquisition fee. The total acquisition fee payable to PHA shall equal 1.5% of the Gross Contract Purchase Price of an investment, which as defined in the Advisory Agreement, represents the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. Payment of such fee will be deferred until the occurrence of a (i) liquidation event (i.e., any voluntary or involuntary liquidation or dissolution of the Company, including as a result of the sale of all or substantially all of the Company’s assets for cash or other consideration), (ii) the Company’s sale or merger in a transaction that provides stockholders with cash, securities or a combination of cash and securities, (iii) the listing of the Company’s shares of common stock on a national securities exchange, or (iv) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. The deferred acquisition fees will accrue interest at a cumulative, non-compounded rate of 6% annum. The preceding clauses (ii) and (iii) are defined as an “Other Liquidity Event”.

Asset Management Fee: Quarterly fee equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP, or the asset management fee. The adjusted cost will include the purchase price, acquisition expenses, capital expenditures, and other customary capitalized costs. The asset management fee will be payable quarterly in arrears, based on adjusted cost on the last date of the prior quarter, adjusted for appropriate closing dates for individual investments. Payment of the asset management fee will be deferred on a quarterly basis if at any time all accumulated, accrued, and unpaid distributions have not been paid in full to holders of the K-I Shares, K Shares, K-T Shares and any parity securities. Any such deferred asset management fees will accrue interest at a cumulative, non-compounded rate of 6% per annum.

Disposition Fee: Fee for providing a substantial amount of services in connection with the sale of a property or real estate-related assets, as determined by a majority of the Company’s independent directors, or the disposition fee. The disposition fee will equal one-half of the brokerage commissions paid on the sale of an investment. In no event will the disposition fee exceed 1.5% of the sales price of each investment. Payment of the disposition fee to PHA will be deferred until the occurrence of (i) a liquidation event, (ii) an Other Liquidity Event, or (iii) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. The deferred disposition fees will accrue interest at a cumulative, non-compounded rate of 6% per annum.

For the three and six months ended June 30, 2018, the Company incurred $38,108 and $38,629 in asset management fees, respectively. For the three and six months ended June 30, 2018, the Company incurred $0 and $124,978 in acquisition fees, respectively. Asset management and acquisition fees are included in other fees to affiliates on the statement of operations and in due to related parties on the balance sheet. Accrued interest on the outstanding asset management fees was $578 for the three and six months ended June 30, 2018. Accrued interest on the outstanding acquisition fee was $1,870 and $1,931 for the three and six months ended June 30, 2018, respectively. These amounts are included in interest expense on the statement of operations and in due to related parties on the balance sheet. There were no disposition fees incurred for the three and six months ended June 30, 2018 and 2017.

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of June 30, 2018, have been paid directly by the Company and there have been no reimbursements to PHA.

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (AFR). The blended long term AFR was 2.81% and 2.80% for the three and six months ended June 30, 2018, respectively. The maturity date of the notes is the date after all outstanding K shares of the Company have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in the due to related parties balance at June 30, 2018. Accrued interest was $659 and $1,310 for the three and six months ended June 30, 2018, respectively, and is included in interest expense on the statement of operations and in due to related parties on the balance sheet.

The Company recognized organization and offering costs of $963,114 and $158,250 for the six months ended June 30, 2018 and 2017, respectively, of which $474,243 and $116,550 were paid to PHA through the issuance of A Shares. Organization and offering costs include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation.

As of June 30, 2018, the total amount of organization and offering costs incurred by PHA and its affiliates in connection with the Private Offering and the Public Offering was $3,873,156, of which $986,482 has been reimbursed through the issuance of A Shares to an affiliate of PHA. As of June 30, 2018, the remaining balance of $2,886,674 is reimbursable to PHA and its affiliates by the Company to the extent that such reimbursements would not cause organization and offering costs (as defined in the Advisory Agreement) of the Company to exceed 15% of the gross proceeds from the Company’s Private Offering and Public Offering.

During the six months ended June 30, 2018, the Company advanced $730,000 to PHA for general and administrative expenses paid by PHA on behalf of the Company. Actual general and administrative expenses paid by PHA on behalf of the Company for the six months ended June 30, 2018 were $451,240, and the difference of $278,760 is included in due from affiliates at June 30, 2018. During the six months ended June 30, 2017, PHA paid $18,978 of general and administrative expenses on behalf of the Company. The Company reimbursed PHA for these costs through the issuance of A Shares to an affiliate of PHA.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A wholly-owned subsidiary of PCF has entered into hotel management agreements with PHR St. Petersburg Hotel Manager, LLC (the St. Pete Manager) to operate and manage the St. Pete Hotel and with PHR Wilmington Hotel Manager, LLC (the Wilmington Manager) to operate and manage the Wilmington Hotel, including making all human resource decisions. The St. Pete Manager and the Wilmington Manager are related to PCF through common ownership. The term of each agreement is for 4 years commencing June 29, 2017 for the St. Pete Hotel and May 24, 2017 for the Wilmington Hotel. The employees of the hotels are employed by St. Pete Manager and Wilmington Manager; however, pursuant to the management agreements, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels. The St. Pete Manager and the Wilmington Manager are paid a base management fee equal to 3% of the respective hotel’s gross revenues. Aggregate management fees earned for the three and six months ended June 30, 2018 were $76,317 and $79,699, respectively. At June 30, 2018, PCF had a net due from related parties balance of $3,927 for the excess of group services receivables over accrued management fees payable from the St. Pete Manager and the Wilmington Manager.

The Company will pay its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. There were no construction management fees incurred for the three and six months ended June 30, 2018 and 2017.

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services shall be approved by a majority of the members of the Company’s board of directors, including a majority of the board’s independent directors, on terms that are deemed fair and reasonable to the Company and not in excess of the amount that would be paid to unaffiliated parties. No such fees for additional services were incurred for the three and six months ended June 30, 2018 and 2017.

If the Company lists any of its shares of capital stock on a national securities exchange (which automatically results in a termination of the Advisory Agreement), the Company will be obligated to pay PHA the amount it would be entitled to receive on account of deferred asset management fees, acquisition fees, and disposition fees (and any accrued interest thereon) as if the Company liquidated and received liquidation proceeds equal to the market value of the Company, which is limited to the excess of market value over the liquidation preference on K Shares, K-I Shares and K-T Shares.

If the Company terminates the Advisory Agreement in connection with or in contemplation of a transaction involving a merger or acquisition, the Company would be obligated to pay PHA the amount it would be entitled to receive as if the Company liquidated and received net liquidation process equal to the consideration paid to the stockholders in such transaction.

The Company may elect not to renew the Advisory Agreement. The Company has the right to terminate the Advisory Agreement without cause, or other than in connection with a listing of the Company’s shares or a transaction involving a merger or acquisition or other than for cause (Non-cause Advisory Agreement Termination). If a Non-cause Advisory Agreement Termination were to occur, the Company would be obligated to make a cash payment to PHA in the amount of any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus an interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, regardless of the value of the Company’s assets or net assets. The Company would be obligated to repurchase its A Shares for an amount equal to the greater of: (1) any accrued common ordinary distributions on the A Shares plus the stated value of the outstanding A Shares ($10.00 per A Share) or (2) the amount the holders of A Shares would be entitled to receive if the Company liquidated and received net liquidation proceeds equal to the fair market value (determined by appraisals as of the termination date) of the Company’s investments less any loans secured by such investments, limited the cash of non-recourse loans to the value of investments securing such loans. Any B Shares then outstanding would remain outstanding. The amounts payable on account of the repurchase of A Shares may be paid, in the discretion of a majority of the Company’s board of directors, including a majority of the Company’s independent directors, in the form of promissory notes bearing interest at the then-current rate, as determined in good faith by a majority of the Company’s independent directors.

If the Company terminates the Advisory Agreement for cause, the Company would not have a current obligation to make any payments to PHA or the service provider. However, any A Shares and B Shares held by them or their affiliates would remain outstanding. In addition, any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus any interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, would remain outstanding obligations, and the deferred fees would continue to accrue interest at a non-compounded annual rate of 6.0%. Such deferred fees and interest thereon would be payable upon a liquidation event.

Note 5 - Stockholders’ Equity

Under the Company’s charter, the total number of shares of common stock authorized for issuance is 248,125,000 shares, consisting of 55,500,000 K Shares, 55,500,000 K-I Shares, 116,000,000 K-T Shares, 21,000,000 A Shares, and 125,000 shares of Class B common stock, with a par value of $0.01 per share (B Shares).

The Company’s K Shares, K-I Shares and K-T Shares entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. Holders of K Shares, K-I Shares and K-T Shares will be entitled to receive cumulative cash distributions on each share at the rate of 6.0% per annum of each share’s distribution base. The distribution base will initially be $10.00 per K Share, $10.00 per K-I Share and $10.00 per K-T Share and will be reduced for distributions that the board of directors declares and pays out of net sales proceeds from the sale or disposition of assets to the extent such distributions are not used to pay accumulated, accrued, and unpaid dividends on such K Shares, K-I Shares, and K-T Shares.

K Shares, K-I Shares and K-T Shares will rank, on a pro rata basis, senior to all other classes of stock with respect to distribution rights and rights upon the Company’s liquidation. In certain situations (other than upon liquidation), the Company may have excess cash available for distribution and the board of directors may authorize special distributions in which the holders of K Shares, K-I Shares and K-T Shares will receive 50% of any such excess cash. Holders of K Shares, K-I Shares and K-T Shares would also generally be entitled to receive 50% of any remaining liquidation cash pro rata based on the number of K Shares, K-I Shares and K-T Shares outstanding.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A Shares entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions and other distributions of excess cash as authorized by the Company’s board of directors. Following the payment of all accumulated, accrued and unpaid distributions on K Shares, K-I Shares and K-T Shares and payment of any accrued asset management fees (and any interest thereon), each A Share will be entitled to receive distributions at a rate not to exceed 6.0% of the stated value of $10.00 per share from income and cash flow from ordinary operations on a cumulative basis. In certain situations (other than upon liquidation), the Company may have excess cash available for distribution and the board of directors may authorize special distributions in which the holders of A Shares will receive 37.5% of any such excess cash on a pro rata basis. A Shares would also generally be entitled to receive 37.5% of any remaining liquidation cash pro rata based on the number of A Shares outstanding.

B Shares will have no voting rights, other than the right to vote on and approve any further issuances of an increase of the authorized number of B Shares. In addition, if the Company were to list any shares of its common stock on a national securities exchange, the Company will repurchase its B Shares in accordance with its charter. Holders of B Shares are not entitled to distributions; however, in certain situations (other than upon liquidation) the Company may have excess cash available for distribution and the board of directors may authorize special distributions in which the holders of B Shares will receive 12.5% of any such excess cash on a pro rata basis.  Holders of B Shares would also generally be entitled to receive 12.5% of any remaining liquidation cash pro rata based on the number of B Shares outstanding.

As of June 30, 2018, the Company had issued 1,106,219 K Shares and 15,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $10,934,660 from K Share issuances and $150,000 from A Share issuances, respectively. A Shares sold to unaffiliated investors were issued as part of a Unit.

As of June 30, 2018, the Company had issued 165,410 A Shares to an affiliate of PHA, TPG Hotel REIT Investor, LLC (THR), for aggregate proceeds of $1,654,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. In addition, the Company issued 125,000 B shares to Colony S2K Servicing LLC, an affiliate of the dealer manager.

During the six months ended June 30, 2018, the Company sold 557,128 K Shares to investors at a weighted average of $9.95 per share for aggregate proceeds of $5,540,760 and 13,000 A Shares to investors for aggregate proceeds of $130,000, or $10.00 per share. During the same period, the Company sold 75,000 A Shares to THR for aggregate proceeds of $750,000, or $10.00 per share. During the same period, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per share, and 10 K-T Shares for aggregate proceeds of $100, or $10.00 per share.

Subsequent to June 30, 2018 and through September 24, 2018, the Company sold 147,398.92 K Shares to investors at a weighted average of $9.93 per share for aggregate proceeds of $1,464,000. In addition, the Company sold 8,000 A Shares to investors for aggregate proceeds of $80,000, or $10.00 per share.

PHA was obligated to purchase sufficient A Shares to fund payment of organization and offering expenses associated with the Private Offering, and is obligated to purchase sufficient A Shares to fund payment of organization and offering costs of the Public Offering. PHA’s obligation can be fulfilled by its affiliates, including PCI or entities affiliated with PCI.

The Company paid S2K Financial LLC, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The dealer manager will re-allow all selling commissions to participating broker-dealers. The Company also paid the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The dealer manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K, or their affiliates. As of June 30, 2018, the Company recognized $924,331 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company will pay S2K Financial LLC, as dealer manager of the Public Offering, selling commissions of up to 5% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The dealer manager will reallow all selling commissions to participating broker-dealers. The Company also will pay the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering . The dealer manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees will generally be paid with proceeds from the sale of A Shares to PHA or its affiliates. There will be no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of June 30, 2018, the Company did not recognize any selling commissions and dealer manager fees in connection with the Public Offering.

The Company will also pay S2K Financial LLC, with respect to each K-T Share sold in the primary offering of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The dealer manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of June 30, 2018, the Company did not recognize any stockholder servicing fees.

If the Company’s board of directors determines, in any year, that the Company has excess cash, the Company’s board of directors will declare a special distribution entitling (a) the holders of K Shares, K-I Shares, K-T Shares to share, pro rata accordance with the number of K Shares, K-I Shares and K-T Shares, 50% of such excess cash (or 87.5% of such excess cash if the A Shares have been repurchased in connection with a Non-cause Advisory Agreement Termination; (b) the holders of B Shares to share, pro rata in accordance with the number of B Shares, 12.5% of excess cash; and (c) the holders of A Shares (including PHA or its affiliates) to shares, pro rata in accordance with the number of A Shares, 37.5% of such excess cash (unless all such A Shares previously have been repurchased in connection with a Non-cause Advisory Agreement Termination, in which case the excess cash otherwise apportioned to the A Shares would be distributed to the holders of the K Shares, K-I Shares and K-T Shares as noted above).

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Upon a liquidation event, any remaining liquidation cash will be paid as a special distribution (a) to the holders of K Shares, K-I Shares and K-T Shares to share, pro rata accordance with the number of K Shares, K-I Shares and K-T Shares, 50% of such excess cash (or 87.5% of such excess cash if the A Shares have been repurchased in connection with a Non-cause Advisory Agreement Termination; (b) the holders of B Shares to share, pro rata in accordance with the number of B Shares, 12.5% of excess cash; and (c) the holders of A Shares (including PHA or its affiliates) to shares, pro rata in accordance with the number of A Shares, 37.5% of such excess cash (unless all such A Shares previously have been repurchased in connection with a Non-cause Advisory Agreement Termination, in which case the excess cash otherwise apportioned to the A Shares would be distributed to the holders of the K Shares, K-I Shares and K-T Shares as noted above).

The Company has established a long-term incentive plan pursuant to which the Company’s board of directors (including independent directors), officer and employees, PHA and its affiliates and their respective employees, employees of entities that provide services to the Company, managers of the Company’s advisor or directors or managers of entities that provide services to the Company and their respective employees, certain of the Company’s consultants and certain consultants to PHA and its affiliates or entities that provide services to the Company and their respective employees may be granted incentive awards in the form of restricted stock, options, and other equity-based awards. No such incentive awards were granted for the three and six months ended June 30, 2018 and 2017.

Share Repurchase Program and Redeemable Common Stock

The Company has a share repurchase program that may provide an opportunity for stockholders to have their shares of common stock repurchased by the Company, subject to certain restrictions and limitations. No shares can be repurchased under the Company’s share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within 360 days after the death or qualifying disability of a stockholder.

Repurchases of the Company’s K Shares, K-I Shares, and K-T Shares, when requested, are at the Company’s sole discretion and generally will be made quarterly.

Beginning one year from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that the Company repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at a repurchase price equal to the most recent estimated NAV per K Share, K-I Share or K-T Share plus all accumulated, accrued, and unpaid distributions on such K Share, K-I Share or K-T Share (whether or not declared) through the repurchase date (the NAV repurchase price), less a 7.5% repurchase discount.

Beginning two years from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that the Company repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at the NAV repurchase price per K Share, K-I Share or K-T Share, as applicable, less a 5% repurchase discount.

Beginning three years from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that the Company repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at the NAV repurchase price per K Share, K-I Share or K-T Share, as applicable, less a 2.5% repurchase discount.

Beginning four years from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that the Company repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at the NAV repurchase price per K Share, K-I Share or K-T Share, as applicable, subject to no repurchase discount.

The Company will limit the number of K Shares, K-I Shares and K-T Shares repurchased during any calendar year to 5% of the weighted average number of K Shares, K-I Shares or K-T Shares outstanding during the prior calendar year. Additionally, in the event that any stockholder fails to maintain a minimum balance of $2,000 of K Shares, K-I Shares or K-T Shares, the Company may repurchase all of the shares held by that stockholder at the NAV repurchase price in effect on the date the Company determines that the stockholder has failed to meet the minimum balance, less any applicable repurchase discount. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company’s NAV.

In addition, the Company’s repurchase of any shares will be limited to the extent that the Company does not have, as determined in the board of directors’ discretion, sufficient funds available to fund any such repurchase. Most of the Company’s assets will consist of properties which cannot be readily liquidated without affecting the Company’s ability to realize full value upon their disposition. Therefore, the Company may not have sufficient liquid resources to satisfy all repurchase requests. In addition, the Company’s board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice to stockholders. Further, the board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Pursuant to the share repurchase program, as of June 30, 2018 and 2017, respectively, the Company reclassified $50,305 and $0, net of $23,125 and $0 of outstanding repurchase requests, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. This represents the maximum repurchase amount at June 30, 2018 and 2017.

On July 31, 2018, the Company fulfilled a repurchase request of 2,500 K Shares for $23,125, or $9.25 per K Share. Such amount is included in accounts payable, accrued expenses and other on the balance sheet at June 30, 2018.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Distributions

On January 30, 2018, the Company’s board of directors authorized the payment of distributions, with respect to each K Share outstanding as of December 31, 2017, to the holders of record of K Shares as of the close of business on February 6, 2018. The board of directors determined that, with respect to the K Shares outstanding as of December 31, 2017, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share since October 1, 2017, was $61,071, or $0.0016438356 per K Share per day. The board of directors further authorized the payment of such distributions, in the cumulative amount of $61,071, which were paid in cash to the holders of K Shares on February 9, 2018. The distribution was funded by a subordinated promissory note of $61,071 from PHA made on February 8, 2018. The terms of this note are detailed in Note 4 – “Related Party Transactions”.

On May 29, 2018, the Company’s board of directors authorized the payment of distributions, with respect to each K Share outstanding as of March 31, 2018, to the holders of record of K Shares as of the close of business on May 29, 2018. The board of directors determined that, with respect to the K Shares outstanding as of March 31, 2018, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share since January 1, 2018, was $102,690, or $0.0016438356 per K Share per day. The board of directors further authorized the payment of such distributions, in the cumulative amount of $102,690, which were paid in cash to the holders of K Shares on May 29, 2018.

On August 21, 2018, the Company’s board of directors authorized the payment of distributions, with respect to each K Share outstanding as of June 30, 2018, to the holders of record of K Shares as of the close of business on August 23, 2018. The board of directors determined that, with respect to the K Shares outstanding as of June 30, 2018, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share since April 1, 2018, was $147,590, or $0.0016438356 per K Share per day. The board of directors further authorized the payment of such distributions, in the cumulative amount of $147,590, which were paid in cash to the holders of K Shares on August 23, 2018.

Note 6 - Income Taxes

The Company intends to elect to be taxed and qualify as a REIT under the Internal Revenue Code of 1986, as amended (the Code), and intends to operate as such during the taxable year ending December 31, 2018.

The Company recognized a consolidated income tax provision of $86,540 for the three and six months ended June 30, 2018. This amount relates to the operations of the Company’s taxable REIT subsidiary, which had net income before income taxes for the three and six months ended June 30, 2018.

No income tax expense was recognized for the three and six months ended June 30, 2017.

Note 7 - Subsequent Events

On August 15, 2018, the Company, through a wholly-owned subsidiary of its Operating Partnership, acquired a 107-room, select-service hotel property located in Traverse City, Michigan (Property) for a purchase price of $26,050,000, exclusive of closing costs and typical hotel closing date adjustments. The transaction is being accounted for as an asset acquisition. In connection with the acquisition, the Property was leased to PHR TCI OPCO SUB, LLC (TRS Lessee), a single purpose entity 100% owned by PHR TRS II, LLC, a taxable REIT subsidiary of the Company. On August 15, 2018, the TRS Lessee entered into a hotel management agreement with PHR Traverse City Hotel Manager, LLC, an affiliate of PHA, to manage the Property.

The acquisition was funded with a combination of (1) an unsecured loan made to the Company on August 15, 2018, by PCI in the principal amount of $6,600,000 with an interest rate of 4.75% per annum, evidenced by a promissory note, (2) net proceeds from the Private Offering and (3) proceeds from a first mortgage loan on the Property in the principal amount of $17,836,000.

In connection with the acquisition, the Company incurred an acquisition fee payable to PHA of approximately $413,001, or 1.5% of the Gross Contract Purchase Price, which will be deferred until the occurrence of a liquidation event of the Company and is subordinate to certain stockholders’ returns.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results.

The following should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report, and with our consolidated financial statements and notes as of and for the year ended December 31, 2017, included in the Registration Statement.

We are a newly formed company and have a limited operating history. Subscription proceeds from K Shares, K-I Shares and K-T Shares in our Private Offering and our Public Offering, as discussed below, have been and will be applied to investments in hotel properties or real estate-related investments relating to hotel properties. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties.

On September 30, 2016, we commenced our Private Offering of K Shares and Units, which are comprised of four K Shares and one A Share, for an offering price of $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act. We terminated our Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and Units in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of shares of Class A common stock (A Shares) to TPG Hotel REIT Investor, LLC to fund organization and offering expenses associated with the K Shares and Units. With the A Share proceeds we paid $782,705 in selling commissions, $275,794 in dealer manager fees and recognized $1,083,912 in other offering costs. The number of properties and other assets we will acquire will depend upon the number of shares sold and the resulting amount of net proceeds available for investment in properties and other assets.

On August 14, 2018, we commenced our Public Offering pursuant to the Registration Statement, to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K-I Shares, at an initial offering price of $9.50 per share, K Shares, at an initial offering price of $10.00 per share, and K-T Shares, at an initial offering price of $10.00 per share, which reflect the estimated net asset value per share of each of the K-I Shares, K Shares, and K-T Shares as of February 28, 2018, and $50,000,000 in shares of common stock pursuant to the DRIP, at $9.50 per K-I Share, $9.50 per K Share and $9.50 per K-T Share.

During the year ended December 31, 2017, we entered into an option agreement pursuant to which we had the right to acquire up to a 51% interest in PCF, an affiliated entity that owns two select service hotel properties, the Staybridge Suites St. Petersburg Downtown in St. Petersburg, FL and the Springhill Suites Wilmington Mayfaire in Wilmington, NC. PCF is controlled by an affiliate of our advisor. We exercised our option under the option agreement on March 29, 2018, and we purchased a 51% membership interest in PCF for $8,331,899, which is comprised of the purchase price of $8,029,519 plus $302,380 in closing costs.

On August 15, 2018, we acquired a 107-room, select-service hotel property located in Traverse City, Michigan for a purchase price of $26,050,000, exclusive of closing costs and typical hotel closing date adjustments. We are accounting for the transaction as an asset acquisition. In connection with the acquisition, the Property was leased to PHR TCI OPCO SUB, LLC (TRS Lessee), a single purpose entity 100% owned by PHR TRS II, LLC, a taxable REIT subsidiary of the Company. On August 15, 2018, the TRS Lessee entered into a hotel management agreement with PHR Traverse City Hotel Manager, LLC, an affiliate of PHA, to manage the Property.

The acquisition was funded with a combination of (1) an unsecured loan made to us on August 15, 2018, by PCI in the principal amount of $6,600,000 with an interest rate of 4.75% per annum, evidenced by a promissory note, (2) net proceeds from the Private Offering and (3) proceeds from a first mortgage loan on the Property in the principal amount of $17,836,000.

In connection with the acquisition, we incurred an acquisition fee payable to PHA of approximately $413,001, or 1.5% of the Gross Contract Purchase Price, which will be deferred until the occurrence of a liquidation event and is subordinate to certain stockholders’ returns.

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us.

We intend to make an election to be taxed as a REIT under Section 856(c) of the Code, commencing with our taxable year ending December 31, 2018. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income (excluding net capital gains). If we qualify as a REIT for U.S. federal income tax purposes, we generally will not be subject to U.S. federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially adversely affect our net income and results of operations.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	our ability to raise proceeds in our Public Offering;

•	our ability to effectively deploy the proceeds raised in our Public Offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire properties on terms that are favorable to us;

•	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•	our ability to generate sufficient cash flows to pay distributions to our stockholders;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to GAAP.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this quarterly report. All forward-looking statements are made as of the date of this quarterly report and the risk that actual results will differ materially from the expectations expressed in this quarterly report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this quarterly report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this quarterly report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.

Critical Accounting Policies

The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. There have been no significant changes to our accounting policies during the period covered by this report other than described in Note 2 to our unaudited consolidated financial statements in this quarterly report in the discussion of our significant accounting policies.

Income Taxes

We intend to elect to be taxed as a REIT under the Code and intend to operate as such during the taxable year ending December 31, 2018. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.

We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions.

Distributions

Our board of directors may authorize distributions in excess of those required for us to maintain REIT status as it deems appropriate. We currently pay regular quarterly distributions to our stockholders. We expect to continue to pay distributions quarterly unless our results of operations, our general financial condition, applicable provisions of Maryland law or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board of directors, in its discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our K-I Shares, K Shares or K-T Shares.

Our board of directors has adopted a policy to refrain from funding distributions with offering proceeds; instead, we plan to fund distributions from cash flows from operations and capital transactions (other than this or other securities offerings, but which may include the sale of one or more assets). However, our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings, and our board of directors has the ability to change our policy regarding the source of distributions. However, in accordance with Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distributions, to satisfy the preferential rights upon dissolution of holders of K-I Shares, K Shares and K-T Shares shall not be added to our total liabilities for these purposes. Subject to the preceding, our board of directors will determine the amount of distributions we will pay to our stockholders. We have not established a minimum distribution level.

Liquidity and Capital Resources

Our charter authorizes the issuance of 248,125,000 shares of capital stock, of which (a) 55,500,000 shares are classified as K Shares, (b) 55,500,000 shares are classified as K-I Shares, (c) 116,000,000 shares are classified as K-T Shares, (d)125,000 shares are classified as B Shares, and (e) 21,000,000 shares are classified as A Shares.

Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of the Private Offering and Public Offering. We intend to acquire our assets with cash, including proceeds from the Public Offering, and mortgage or other debt. Our advisor and its affiliates have agreed to purchase A Shares in a private placement in order to provide us with funds sufficient to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organization and offering expenses in connection with the Public Offering. We will use the proceeds from the sale of A Shares to fund selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses payable in connection with the sale of K Shares, K-I Shares and K-T Shares in the Public Offering.

We expect to use debt financing as a source of capital. Our charter provides that the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in accordance with the Statement of Policy Regarding Real Estate Investment Trusts revised and adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. We believe that our current funding sources are sufficient to meet our obligations over the next twelve months. However, our ability to finance our operations is subject to some uncertainties. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. We do not intend to fund such distributions from offering proceeds; however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use offering proceeds. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

Sources and Uses of Cash During the Quarterly Period Ended June 30, 2018

Proceeds from the issuance of common stock were partially used to fund our initial investment in hotel properties and the related costs associated with the transaction. Proceeds were also used to pay general and administrative expenses for the six months ended June 30, 2018. The remaining funds are held in liquid cash accounts. Cash balances from our investment in PCF were consolidated during the six months ended June 30, 2018.

Operating Activities

During the six months ended June 30, 2018, net cash used in operating activities was $501,508, compared to the net cash used in operating activities of $121,384 for the six months ended June 30, 2017. The change in net cash used in operating activities is primarily due to an increase in net loss and an increase in depreciation and amortization as we did not own any properties during the six months ended June 30, 2017. The increase in cash used in operations is primarily the result of the consolidation of PCF. We expect to continue to generate cash flows from operations as we acquire more properties.

Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $6,855,895, compared to $0 during the six months ended June 30, 2017. The increase in net cash used in investing activities was primarily the result of the acquisition of PCF during the six months ended June 30, 2018, compared to owning no properties during the six months ended June 30, 2017. Net cash used in investing activities during the six months ended June 30, 2018 consisted of the following:

•	$6,739,673 of cash used for the acquisition of PCF, net of cash acquired; and

•	$116,222 of cash used for improvements to real estate investments.

Financing Activities

During the six months ended June 30 2018, net cash provided by financing activities was $5,406,124, of which $6,420,760 represents proceeds received through the sale of common stock. These proceeds are offset by the payment of offering costs consisting partially of selling commissions and dealer manager fees totaling $488,871 for the six months ended June 30, 2018. Additionally, proceeds in the amount of $61,071 from loans from affiliates were used to fund distributions to stockholders. An additional $102,690 of distributions was paid to stockholders with proceeds from operations. Cash flow from financing activities for the six months ended June 30, 2018, also includes $423,075 of distributions to noncontrolling interest. Net cash movement related to financing activities for the six months ended June 30, 2017 was $1,013,300, which was the result of the issuance of $1,055,000 of common stock offset with $41,700 of commissions and dealer manager fees.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2018 and 2017. The ability to compare one period to another is affected by the acquisition of a 51% membership interest of PCF on March 29, 2018. As of June 30, 2017, we had not made an investment.

Room revenue

We expect the majority of our revenues to be derived from the operation of our hotel properties. Room revenue is the product of the number of rooms sold and the average daily room rate. Room revenue was $2,416,520 and $2,527,373 for the three and six months ended June 30, 2018, respectively. There was no room revenue for the three and six months ended June 30, 2017, as we did not own any hotel properties during this period.

Food and beverage revenue

Food and beverage revenue was $90,199 and $91,032 for the three and six months ended June 30, 2018, respectively. There was no food and beverage revenue for the three and six months ended June 30, 2017, as we did not own any hotel properties during this period. These amounts are comprised of revenue realized in hotel food and beverage outlets as well as catering events.

Other operating revenue

Other operating revenue was $36,564 and $37,628 for the three and six months ended June 30, 2018, respectively. There was no other operating revenue for the three and six months ended June 30, 2017, as we did not own any hotel properties during this period. These amounts include ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services.

Rooms and other property expenses

Rooms and other property expenses were $1,057,430 and $1,094,918 for the three and six months ended June 30, 2018, respectively, and there were no rooms and other property expenses for the three and six months ended June 30, 2017. These amounts include rooms, food and beverage, and other operating expenses which are primarily driven by the corresponding revenue account and occupancy. These amounts also include maintenance, utilities, franchise fees, property taxes and other taxes.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2018 were $635,144 and $827,634, respectively, which includes expenses at both the property and Company level. This balance is compared to $75,520 and $143,062 for the three and six months ended June 30, 2017, respectively, which did not include any property level expenses as we did not own any hotel properties during this period. General and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, sales and marketing fees, audit fees, and other professional fees.

Management fees to affiliates

Management fees to affiliates were $76,317 and $79,699 for the three and six months ended June 30, 2018, respectively. There were no management fees to affiliates for the three and six months ended June 30, 2017. Management fees are property level expenses equal to a certain percentage of the hotel properties, gross revenues and we expect them to fluctuate accordingly.

Other fees to affiliates

Other fees to affiliates primarily relating to the purchase of a 51% interest in PCF were $41,928 and $167,427 for the three and six months ended June 30, 2018, respectively. There were no other fees to affiliates for the three and six months ended June 30, 2017. Other fees include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets. The fee increased for the three months ended June 30, 2018 as there was a full three months of operations. Other fees also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the gross contract purchase price of an investment. There were no purchases made during the three months ended June 30, 2018.

Acquisition costs

Acquisition costs relating to the purchase of a 51% interest in PCF were $302,380 for the six months ended June 30, 2018. There were no acquisition costs for the three months ended June 30, 2018 or for the three and six months ended June 30, 2017. Acquisition costs include closing costs associated with the purchase of hotel properties.

Depreciation and amortization

Depreciation and amortization expenses for the three and six months ended June 30, 2018, were $345,216 and $356,846, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The Company did not own any assets during the three and six months ended June 30, 2017. Going forward, we expect these amounts to be consistent with the expenses for the three months ending June 30, 2018, with fluctuations relating to any assets placed in service and capital improvements. We also expect these amounts to increase on a monthly basis as we acquire more properties.

Interest Expense

Interest expense for the three months ended June 30, 2018, was $277,179. Interest expense for the six months ended June 30, 2018, was $286,927, which includes three days of operations from the first quarter. There was no interest expense for the three and six months ended June 30, 2017. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA.

Gain on acquisition

The $42,026 gain on acquisition for the six months ended June 30, 2018, represents the gain incurred as a result of purchase of the 51% interest in PCF. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly. We did not make any acquisitions during the three months ended June 30, 2018.

Income Taxes

The income tax provision was $86,540 for the three and six months ended June 30, 2018, respectively. No income tax expense was recognized for the three and six months ended June 30, 2017.

Net Income or loss

For the three months ended June 30, 2018, we had net income of $27,349 compared to a net loss of $75,520 for the three months ended June 30, 2017. The increase in net income of $102,869 over the comparable prior year period was primarily due to an increase in operations as a result of the aforementioned acquisition of 51% of PCF and increases in other fees to affiliates and the tax provision. For the six months ended June 30, 2018, we had a net loss of $500,492 compared to $143,062 for the six months ended June 30, 2017. The increase in net loss of $357,430 over the comparable prior year period was primarily due to an increase in operations as a result of the aforementioned acquisition of 51% of PCF and increases to acquisition costs, other fees due to affiliates, and the tax provision.

Net income attributable to noncontrolling interest

Net income relating to noncontrolling interest for the three months ended June 30, 2018, was $193,398. Net income relating to noncontrolling interest for the six months ended June 30, 2018, was $215,642, which includes the three days of operations in the first quarter. There was no net income relating to noncontrolling interest for the three and six months ended June 30, 2017. This amount includes net income attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income (loss) as determined under GAAP.

We define FFO, consistent with NAREIT’s definition, as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and asset impairment write-downs, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

We, along with others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income (loss) analysis of property portfolio performance that excludes non-cash items such as depreciation and amortization and asset impairment write-downs, which we believe provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy.

Historical accounting convention (in accordance with GAAP) for real estate assets requires companies to report its investment in real estate at its carrying value, which consists of capitalizing the cost of acquisitions, development, construction, improvements and significant replacements, less depreciation and amortization and asset impairment write-downs, if any, which is not necessarily equivalent to the fair market value of its investment in real estate assets.

The historical accounting convention requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which could be the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since fair value of real estate assets historically rises and falls with market conditions including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation could be less informative.

In addition, we believe it is appropriate to disregard asset impairment write-downs as they are a non-cash adjustment to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advancement of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rooms revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rooms revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property. No impairment losses have been recorded to date.

Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REIT, the Institute for Portfolio Alternatives (IPA), an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the Practice Guideline), issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss); and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of operations. Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations, and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the real estate asset, these fees and expenses and other costs related to such property. In addition, MFFO may not be an indicator of our operating performance, especially during periods in which properties are being acquired.

In addition, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss) in determining cash flows from operations in accordance with GAAP.

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as the average daily rate and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.

FFO and MFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operation performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO. MFFO has not been scrutinized to the level of other similar non-GAAP performance measures by the SEC or any other regulatory body.

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of the net loss to MFFO:
Net income (loss)	$27,349	$(75,520)	$(500,492)	$(143,062)
Depreciation and amortization	345,216	-	356,846	-
Gain on acquisition	-	-	(42,026)	-
Noncontrolling interest:
Net income attributable to noncontrolling interest	(193,398)	-	(215,642)	-
Depreciation and amortization	(162,210)	-	(167,496)	-
FFO attributable to common stockholders	16,957	(75,520)	(568,810)	(143,062)
Acquisition fees and expenses	-	-	427,358	-
MFFO attributable to common stockholders	$16,957	$(75,520)	$(141,452)	$(143,062)

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with PHA and its affiliates whereby we pay certain fees to, or reimburse certain expenses of, PHA or its affiliates for acquisition fees and expenses, asset management fees, disposition fees, property management fees, organization and offering costs and reimbursement of certain operating costs. Refer to Note 4 (Related Party Transactions) to our unaudited consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2018. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings and, to our knowledge, no material legal proceedings are threatened against the Company. From time to time, we may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our prospectus dated August 15, 2018, as supplemented or amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 30, 2016, we commenced the Private Offering of K Shares and Units, which are comprised of four K Shares and one A Share, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act. At the termination of our Private Offering, we had sold approximately $15,582,755 in K Shares and A Shares. We terminated the Private Offering prior to commencing the Public Offering. As of June 30, 2018, we had incurred $924,331 of selling commissions and dealer manager fees in connection with the Private Offering.

Use of Proceeds

On August 14, 2018, we commenced the Public Offering pursuant to a Registration Statement on Form S-11 filed with the SEC. We are offering up to $550,000,000 in shares of our common stock, including $500,000,000 in shares of our common stock pursuant to our primary offering, consisting of the following three share classes: K Shares at an initial offering price of  $10.00 per share (up to $125,000,000 in shares), K-I Shares at an initial offering price of  $9.50 per share (up to $125,000,000 in shares), and K-T Shares at an initial offering price of  $10.00 per share (up to $250,000,000 in shares), which reflect the estimated net asset value per share of each of the K Shares, K-I Shares, and K-T Shares as of February 28, 2018, and $50,000,000 in shares of our common stock pursuant to the DRIP at $9.50 per K Share (up to $12,500,000 in shares), $9.50 per K-I Share (up to $12,500,000 in shares) and $9.50 per K-T Share (up to $25,000,000 in shares). As of June 30, 2018, we had not sold any shares of common stock in our Public Offering. Therefore, as of June 30, 2018, we had not incurred any selling commissions, dealer manager fees or stockholder servicing fees.

We expect to use the proceeds from our Private Offering and Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments.

Share Repurchase Program

We have a share repurchase program that may provide an opportunity for stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. No shares can be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within 360 days after the death or disability of a stockholder.

Repurchases of our K Shares, K-I Shares, and K-T Shares, when requested, are at our sole discretion and generally will be made quarterly.

Beginning one year from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that we repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at a repurchase price equal to the most recent estimated NAV per K Share, K-I Share or K-T Share plus all accumulated, accrued, and unpaid distributions on such K Share, K-I Share or K-T Share (whether or not declared) through the repurchase date (the NAV repurchase price), less a 7.5% repurchase discount.

Beginning two years from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that we repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at the NAV repurchase price per K Share, K-I Share or K-T Share, as applicable, less a 5% repurchase discount.

Beginning three years from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that we repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at the NAV repurchase price per K Share, K-I Share or K-T Share, as applicable, less a 2.5% repurchase discount.

Beginning four years from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that we repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at the NAV repurchase price per K Share, K-I Share or K-T Share, as applicable, subject to no repurchase discount.

We will limit the number of K Shares, K-I Shares and K-T Shares repurchased during any calendar year to 5% of the weighted average number of K Shares, K-I Shares or K-T Shares outstanding during the prior calendar year. Additionally, in the event that any stockholder fails to maintain a minimum balance of $2,000 of K Shares, K-I Shares or K-T Shares, we may repurchase all of the shares held by that stockholder at the NAV repurchase price in effect on the date we determine that the stockholder has failed to meet the minimum balance, less any applicable repurchase discount. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV.

In addition, our repurchase of any shares will be limited to the extent that the we do not have, as determined in the board of directors’ discretion, sufficient funds available to fund any such repurchase. Most of our assets will consist of properties which cannot be readily liquidated without affecting our ability to realize full value upon their disposition. Therefore, we may not have sufficient liquid resources to satisfy all repurchase requests. In addition, the Company’s board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice to stockholders. Further, the board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Pursuant to the share repurchase program, as of June 30, 2018 and 2017, respectively, we reclassified $50,305 and $0, net of $23,125 and $0 of outstanding repurchase requests, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. This represents the maximum repurchase amount at June 30, 2018 and 2017.

On July 31, 2018, we fulfilled a repurchase request of 2,500 K Shares for $23,125, or $9.25 per K share. Such amount is included in accounts payable, accrued expenses and other on the balance sheet at June 30, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as a part of this report or incorporated by reference.

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.2	Bylaws of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.3	Third Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.3 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 14, 2018 and incorporated herein by reference).

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018 and incorporated herein by reference).

4.2	Distribution Reinvestment Plan (included as Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018 and incorporated herein by reference).

10.1	Dealer Manager Agreement by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel REIT, L.P. and S2K Financial LLC, dated as of August 2, 2018 (included as Exhibit 1.1 to Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 3, 2018 and incorporated herein by reference).

10.2	Amended and Restated Advisory Agreement by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel REIT, L.P. and Procaccianti Hotel Advisors, LLC, dated as of August 2, 2018 (included as Exhibit 10.1 to Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 3, 2018 and incorporated herein by reference).

10.3	Form of Indemnification Agreement entered into between Procaccianti Hotel REIT, Inc. and each of the following persons: James Procaccianti, Gregory Vickowski, Ron Hadar, Lawrence Aubin, Thomas R. Engel and Ronald S. Ohsberg (included as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed June 15, 2018 and incorporated herein by reference).

10.4	Purchase and Sale Agreement, by and between The Procaccianti Group, LLC and Grand Traverse Hotel Properties, LLC, dated March 8, 2018 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

10.5	Promissory Note, dated August 15, 2018, made by Procaccianti Hotel REIT, Inc. in favor of Procaccianti Companies, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

10.6	General Assignment of Purchase and Sale Contract, dated August 15, 2018, by and between The Procaccianti Group, LLC and Procaccianti Hotel REIT, Inc. and its (indirect) subsidiaries PHR TCI OPCO SUB, LLC and PHR TCI, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

10.7	Hotel Management Agreement, dated August 15, 2018, by and between PHR TCI OPCO SUB, LLC, as Owner, and PHR Traverse City Hotel Manager, LLC, as Manager (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

10.8	Loan Agreement by and among PHR TCI, LLC, as Borrower, Citizens Bank, National Association, as Lender, the other lenders now or hereafter parties hereto, and Citizens Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, dated as of August 15, 2018 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

10.9	Loan Agreement, dated as of March 29, 2018, between PHR STPFL, LLC and PHR STPFL OPCO SUB, LLC, jointly and severally as Borrower, and Wells Fargo Bank, National Association, as Trustee for the benefit of the registered holders of JPMDB Commercial Mortgage Securities Trust 2017-C7, Commercial Mortgage Pass-Through Certificates, Series 2017-C7, as Lender (included as Exhibit 10.12 to Post-effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 22, 2018 and incorporated herein by reference).

10.10	Amended and Restated Loan Agreement, dated as of March 29, 2018, between PHR WNC, LLC and PHR WNC OPCO SUB, LLC, jointly and severally, as Borrower and Wells Fargo Bank, National Association, as Trustee for the benefit of the holders of DBJPM 2017-C6 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2017-C6, as Lender (included as Exhibit 10.13 to Post-effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 22, 2018 and incorporated herein by reference).

10.11	Management Agreement between PHR WNC OPCO SUB, LLC, as Owner, and PHR Wilmington Hotel Manager, LLC, as Manager, dated as of March 29, 2018 (included as Exhibit 10.14 to Post-effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 22, 2018 and incorporated herein by reference).

10.12	Management Agreement between PHR STPFL OPCO SUB, LLC, as Owner, and PHR St. Petersburg Hotel Manager, LLC, as Manager, dated as of March 29, 2018 (included as Exhibit 10.15 to Post-effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 22, 2018 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procaccianti Hotel REIT, Inc.

Date: September 25, 2018	By:	/s/ James A. Procaccianti
James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: September 25, 2018	By:	/s/ Gregory Vickowski
Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)

