Form 10-Q
period 2018-09-30
PROCACCIANTI HOTEL REIT, INC.
filed 2018-11-14
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, there were 1,253,117.52 shares of the Registrant’s Class K common stock issued and outstanding, 11,167.90 shares of the Registrant’s Class K-I common stock issued and outstanding, 10 shares of the Registrant’s Class K-T common stock issued and outstanding, 468,409.54 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.
INDEX

PROCACCIANTI HOTEL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Property and equipment, net	$65,026,368	$-
Cash	2,990,968	5,657,515
Restricted cash	1,958,444	-
Accounts receivable	473,364	-
Due from related parties	447,630	-
Prepaid expenses and other assets, net	552,831	-
Total Assets	$71,449,605	$5,657,515

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$42,052,255	$-
Accounts payable, accrued expenses and other, net	3,236,136	193,130
Due to related parties	7,632,113	33,123
Total Liabilities	52,920,504	226,253

Commitments and Contingencies

Redeemable common stock	-	-

Stockholders' Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,251,118 and 549,091 shares issued and outstanding, respectively	12,511	5,491
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 10 and 0 shares issued and outstanding, respectively	-	-
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 10 and 0 shares issued and outstanding, respectively	-	-
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 318,410 and 222,410 shares issued and outstanding, respectively	3,184	2,224
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	13,350,167	6,147,007
Cumulative loss	(1,708,193)	(691,587)
Cumulative distributions	(344,475)	(33,123)
Total Stockholders' Equity	11,314,444	5,431,262
Noncontrolling interest	7,214,657	-
Total Equity	18,529,101	5,431,262
Total Liabilities and Stockholders' Equity	$71,449,605	$5,657,515

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rooms	$3,344,628	$-	$5,872,001	$-
Food and beverage	514,332	-	605,364	-
Other operating	73,517	-	111,145	-
Total revenues	3,932,477	-	6,588,510	-

Expenses
Rooms and other property expenses	1,726,088	-	2,821,006	-
General and administrative	852,423	121,111	1,680,057	264,173
Property management fees to affiliates	118,062	-	197,761	-
Other fees to affiliates	474,335	-	637,942	-
Acquisition costs	-	-	302,380	-
Depreciation and amortization	430,292	-	779,656	-
Total expenses	3,601,200	121,111	6,418,802	264,173

Operating income (loss)	331,277	(121,111)	169,708	(264,173)

Interest expense	(475,709)	-	(770,118)	-
Gain on acquisition	-	-	42,026	-
Net income (loss) before income taxes	(144,432)	(121,111)	(558,384)	(264,173)
Income tax benefit (expense)	10,837	-	(75,703)	-
Net income (loss)	(133,595)	(121,111)	(634,087)	(264,173)
Net income attributable to noncontrolling interest	166,877	-	382,519	-
Net income (loss) attributable to common stockholders	$(300,472)	$(121,111)	$(1,016,606)	$(264,173)

Net income (loss) attributable to Class K common stockholders - basic and diluted	$(206,426)	$(36,837)	$(668,300)	$(43,890)
Net income (loss) per Class K common share - basic and diluted	$(0.17)	$(0.20)	$(0.69)	$(0.60)
Weighted average number of Class K common shares outstanding - basic and diluted	1,210,468	181,170	965,580	72,820

Net income (loss) attributable to Class K-I common stockholders - basic and diluted	$(2)	$-	$(5)	$-
Net income (loss) per Class K-I common share - basic and diluted	$(0.17)	$-	$(0.69)	$-
Weighted average number of Class K-I common shares outstanding - basic and diluted	10	-	8	-

Net income (loss) attributable to Class K-T common stockholders - basic and diluted	$(2)	$-	$(5)	$-
Net income (loss) per Class K-T common share - basic and diluted	$(0.17)	$-	$(0.69)	$-
Weighted average number of Class K-T common shares outstanding - basic and diluted	10	-	8	-

Net income (loss) attributable to Class A common stockholders - basic and diluted	$(53,819)	$(39,954)	$(205,679)	$(88,846)
Net income (loss) per Class A common share - basic and diluted	$(0.17)	$(0.20)	$(0.69)	$(0.60)
Weighted average number of Class A common shares outstanding - basic and diluted	315,562	196,500	297,153	147,408

Net income (loss) attributable to Class B common stockholders - basic and diluted	$(40,223)	$(44,320)	$(142,617)	$(131,437)
Net income (loss) per Class B common share - basic and diluted	$(0.32)	$(0.35)	$(1.14)	$(1.05)
Weighted average number of Class B common shares outstanding - basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity

BALANCE, December 31, 2017	549,091	$5,491	-	$-	-	$-	222,410	$2,224	125,000	$1,250	$6,147,007	$(691,587)	$(33,123)	$5,431,262	$-	$5,431,262
Issuance of common stock	704,527	7,045	10	-	10	-	96,000	960	-	-	7,956,954	-	-	7,964,959	-	7,964,959
Commissions on sales of common stock and related dealer manager fees	-	-	-	-	-	-	-	-	-	-	(623,041)	-	-	(623,041)	-	(623,041)
Transfers to redeemable common stock	-	-	-	-	-	-	-	-	-	-	(50,305)	-	-	(50,305)	-	(50,305)
Repurchase of common stock	(2,500)	(25)	-	-	-	-	-	-	-	-	(23,100)	-	-	(23,125)	-	(23,125)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(571,673)	-	-	(571,673)	-	(571,673)
Due from TPG Hotel REIT Investor, LLC	-	-	-	-	-	-	-	-	-	-	514,325	-	-	514,325	-	514,325
Purchase of PCF	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,755,013	7,755,013
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,016,606)	-	(1,016,606)	382,519	(634,087)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(311,352)	(311,352)	-	(311,352)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(922,875)	(922,875)
BALANCE, September 30, 2018	1,251,118	$12,511	10	$-	10	$-	318,410	$3,184	125,000	$1,250	$13,350,167	$(1,708,193)	$(344,475)	$11,314,444	$7,214,657	$18,529,101

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(634,087)	$(264,173)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	779,656	-
Amortization of deferred financing costs and debt discount as interest	27,142	-
Amortization of loans from franchisors	(14,521)	-
Gain on acquisition	(42,026)	-
Non-cash expenses	-	29,528
Changes in operating assets and liabilities:
Accounts receivable	(261,580)	-
Due from related parties	(504,978)	-
Prepaid expenses and other assets	(119,541)	-
Accounts payable, accrued expenses and other	1,051,374	44,250
Due to related parties	937,919	-
Net cash provided by (used in) operating activities	1,219,358	(190,395)

Cash Flows from Investing Activities:
Investment in PCF, net of cash acquired	(6,739,673)	-
Acquisition of hotel property, net	(26,061,459)	-
Capital improvements	(234,456)	-
Net cash used in investing activities	(33,035,588)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	7,964,959	3,141,000
Payment of commissions and dealer manager fees	(623,041)	(211,750)
Proceeds from mortgage note	17,836,000	-
Payment of deferred financing costs	(223,510)	-
Proceeds from loans from affiliates	6,661,071	-
Proceeds from loans from franchisors	750,000	-
Distributions to stockholders	(311,352)	-
Distributions to noncontrolling interest	(922,875)	-
Repurchase of common stock	(23,125)	-
Net cash provided by financing activities	31,108,127	2,929,250

Increase (decrease) in cash and cash equivalents and restricted cash	(708,103)	2,738,855

Cash and cash equivalents and restricted cash, beginning of period	5,657,515	278,276

Cash and cash equivalents and restricted cash, end of period	$4,949,412	$3,017,131

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$2,990,968	$3,017,131
Restricted cash	1,958,444	-
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$4,949,412	$3,017,131

Supplemental Disclosure of Noncash Transactions
Issuance of Class A common stock to TPG Hotel REIT Investor, LLC	$-	$648,000
Offering costs paid to affiliate with Class A common stock	$(514,325)	$(259,400)
(Increase) Decrease in Due from TPG Hotel REIT Investor, LLC	$514,325	$(359,072)

The accompanying notes are an integral part of these condensed consolidated financial statements

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (Company) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company expects to use the proceeds from its Private Offering (defined below) and Public Offering (defined below) to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. The Company intends to elect to be taxed as a real estate investment trust (REIT) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2018. Substantially all of the Company’s business will be conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership that is wholly-owned by the Company (Operating Partnership). The Company is the sole general partner of the Operating Partnership.

On September 30, 2016, the Company commenced a private offering (Private Offering) of shares of Class K common stock, $0.01 par value per share (K Shares) and units, which are comprised of four K Shares and one share of Class A common stock, $0.01 par value per share (Units), for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended (the Securities Act). The Company terminated its Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and Units in the Private Offering. Of the $15,582,755 in gross proceeds raised, $2,954,095 was from the sale of shares of Class A common stock (A Shares) to TPG Hotel REIT Investor, LLC to fund organization and offering expenses associated with the K Shares and Units. With the A Share proceeds, the Company paid $782,705 in selling commissions, $275,794 in dealer manager fees and recognized $1,083,912 in other offering costs for the duration of the Private Offering.

On August 14, 2018, the Company commenced its initial public offering (Public Offering) pursuant to a registration statement on Form S-11 (Registration No. 333-217578) (Registration Statement), filed under the Securities Act with the U.S. Securities and Exchange Commission (SEC), to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: Class K-I common stock, (K-I Shares), at an initial offering price of $9.50 per share, K Shares, at an initial offering price of $10.00 per share, and Class K-T common stock, (K-T Shares), at an initial offering price of $10.00 per share, which reflect the estimated net asset value per share of each of the K-I Shares, K Shares, and K-T Shares as of February 28, 2018, and $50,000,000 in shares of common stock pursuant to the Company’s distribution reinvestment plan (the DRIP) at $9.50 per K-I Share, $9.50 per K Share and $9.50 per K-T Share. As of September 30, 2018, the Company had not sold any shares under the Public Offering.

The Company is managed by Procaccianti Hotel Advisors, LLC (PHA) pursuant to an Advisory Agreement by and among the Company, its Operating Partnership and PHA. PHA is an affiliate of the Company’s sponsor, Procaccianti Companies, Inc. (PCI).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles (GAAP) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2017, included in the prospectus portion of the Registration Statement. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

As discussed in Note 3 – “Investments in Hotels”, the Company acquired a 51% interest in, and became a co-manager of, Procaccianti Convertible Fund, LLC (PCF) on March 29, 2018. The Company determined that PCF is a variable interest entity (VIE) as defined under the Consolidation Topic (Topic 810) of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The Company has the power to direct the activities that most significantly impact PCF’s performance and the obligation to absorb losses or the right to receive benefits from PCF that could be significant to PCF and is, therefore, the primary beneficiary of PCF and consolidates the accounts of PCF. The assets of PCF were $39,676,840 at September 30, 2018, and consist primarily of land, building, furniture, fixtures, and equipment.  The liabilities of PCF were $26,500,145 at September 30, 2018, and consist primarily of long-term debt. The assets of PCF are available to satisfy PCF’s obligations.

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

Fair Value of Financial Instruments

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. The accompanying condensed consolidated balance sheets include the following financial instruments: cash, restricted cash, accounts receivable and mortgage notes payable.

The Company considers the carrying value of cash, restricted cash, and accounts receivable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value is as follows:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value driers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

In accordance with the guidance and methodology discussed in Note 3 – “Investments in Hotels”, the Company determined the fair value of the mortgage notes payable as of the acquisition date. The Company estimated the fair value of the PCF mortgage notes payable using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. These financial instruments are valued using Level 2 inputs. As of September 30, 2018, the estimated fair value of the PCF mortgage notes payable was $23,677,749, compared to the carrying value of $24,427,348. The Company considers the carrying value of the TCI (as defined below) mortgage note payable to approximate the fair value of the financial instrument based on the short duration between the date the loan was entered into, August 15, 2018, and the current balance sheet date.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue represents primarily rooms, food and beverage and other fees.

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At September 30, 2018, reserves for property taxes were $335,526 and reserves for capital improvements were $1,602,588. The Company also included $20,330 of guest advance deposits as restricted cash at September 30, 2018.

Accounts Receivable

The Company records its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write offs, collections and current credit conditions. Accounts are written off based on management’s evaluation of the collectability of each account resulting from collection efforts. The Company has determined that no allowance for doubtful accounts was necessary at September 30, 2018.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s calculated earnings per share for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017

Net Loss	$(300,472)	$(121,111)	$(1,016,606)	$(264,173)
Less: Class K Common Stock dividends declared and accumulated	183,082	27,399	433,362	32,679
Less: Class K-I Common Stock dividends declared and accumulated	2	-	4	-
Less: Class K-T Common Stock dividends declared and accumulated	2	-	4	-
Less: Class A Common Stock dividends declared and accumulated	47,723	29,717	133,353	66,152
Undistributed net loss	$(531,281)	$(178,227)	$(1,583,329)	$(363,004)
Class K Common Stock:
Undistributed net loss	$(389,508)	$(64,236)	$(1,101,662)	$(76,569)
Class K Common Stock dividends declared and accumulated	183,082	27,399	433,362	32,679
Net loss	$(206,426)	$(36,837)	$(668,300)	$(43,890)
Net loss per common share, basic and diluted	$(0.17)	$(0.20)	$(0.69)	$(0.60)
Weighted average number of common shares outstanding, basic and diluted	1,210,468	181,170	965,580	72,820
Class K-I Common Stock:
Undistributed net loss	$(4)	$-	$(9)	$-
Class K-I Common Stock dividends declared and accumulated	2	-	4	-
Net loss	$(2)	$-	$(5)	$-
Net loss per common share, basic and diluted	$(0.17)	$-	$(0.69)	$-
Weighted average number of common shares outstanding, basic and diluted	10	-	8	-
Class K-T Common Stock:
Undistributed net loss	$(4)	$-	$(9)	$-
Class K-T Common Stock dividends declared and accumulated	2	-	4	-
Net loss	$(2)	$-	$(5)	$-
Net loss per common share, basic and diluted	$(0.17)	$-	$(0.69)	$-
Weighted average number of common shares outstanding, basic and diluted	10	-	8	-
Class A Common Stock:
Undistributed net loss	$(101,542)	$(69,671)	$(339,032)	$(154,998)
Class A Common Stock dividends declared and accumulated	47,723	29,717	133,353	66,152
Net loss	$(53,819)	$(39,954)	$(205,679)	$(88,846)
Net loss per common share, basic and diluted	$(0.17)	$(0.20)	$(0.69)	$(0.60)
Weighted average number of common shares outstanding, basic and diluted	315,562	196,500	297,153	147,408
Class B Common Stock:
Undistributed net loss	$(40,223)	$(44,320)	$(142,617)	$(131,437)
Net loss per common share, basic and diluted	$(0.32)	$(0.35)	$(1.14)	$(1.05)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact the adoption of ASU No. 2016-02 will have on the condensed consolidated financial statements.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Investments in Hotels

Investment in PCF

On March 29, 2018, the Company became a co-manager of and acquired a 51% membership interest in PCF, for a purchase price of $8,029,519 plus $302,380 in closing costs. The Company also incurred an acquisition fee of $124,978 due to PHA (see Note 7). The Company financed the transaction with proceeds from the sale of K Shares and A Shares in the Private Offering.

PCF is a Delaware limited liability company formed on April 21, 2017, to acquire, own and operate two hotel properties. PCF acquired the Springhill Suites Wilmington, which is a 120-room hotel located in Wilmington, North Carolina, (Wilmington Hotel) on May 24, 2017, and the Staybridge Suites St. Petersburg, which is a 119-room hotel located in St. Petersburg, Florida (St. Pete Hotel) on June 29, 2017.

At September 30, 2018, the noncontrolling interest reported in the Company’s condensed consolidated financial statements represents third parties’ aggregate 49% interest in PCF. As the Company invested in PCF on March 29, 2018, there is no noncontrolling interest presented for prior periods.

The Company concluded its investment in PCF was an asset acquisition in accordance with ASC 805, Business Combinations (Topic 805), as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets. In accordance with Topic 810, in an asset acquisition under the VIE model, the difference in the fair value of the assets acquired and consideration paid is recognized in the income statement as a gain or loss on the transaction. Costs incurred as part of the asset acquisition transaction are not considered a component of the consideration transferred nor capitalized as a part of the cost of the assets acquired. In accordance with this guidance, the fair value of the assets acquired and liabilities assumed in the acquisition were recorded by the Company as follows and $302,380 of acquisition costs were expensed:

Fair Value at March 29, 2018
Land	$5,005,069
Building and improvements	30,803,265
Furniture, fixtures, and equipment	3,481,075
Construction in progress	33,238
Cash and restricted cash	1,289,846
Other assets	458,894
Total assets acquired	41,071,387
Long-term debt	(24,412,623)
Other liabilities assumed	(832,206)
Net assets acquired	$15,826,558

Fair value of controlling interest	$8,071,545
Purchase price	8,029,519
Gain on acquisition	$42,026

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

Investment in TCI

On August 15, 2018, the Company, through a wholly-owned subsidiary of its Operating Partnership, acquired a fee simple interest in a 107-room, select-service hotel property, the Hotel Indigo, located in Traverse City, Michigan (TCI) for a purchase price of $26,050,000, exclusive of closing costs and typical hotel closing date adjustments. The Company also incurred an acquisition fee of $413,001 due to PHA (see Note 7). The Company financed the transaction with a combination of (1) an unsecured loan made to the Company on August 15, 2018, by PCI in the principal amount of $6,600,000 with an interest rate of 4.75% per annum, evidenced by a promissory note, (2) net proceeds from the Private Offering and (3) proceeds from a first mortgage loan in the principal amount of $17,836,000, entered into on August 15, 2018.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company concluded that its investment in TCI was an asset acquisition and accounted for the acquisition as such, in accordance with Topic 805. Costs incurred as part of the asset acquisition transaction are considered a component of the consideration transferred and capitalized as a part of the cost of the assets acquired. In accordance with this guidance, the Company capitalized $234,441 of acquisition costs. The Company further adjusted the purchase price for a credit received on the settlement statement relating to parking lot repairs required at TCI, which resulted in a $41,000 reduction to the purchase price. The Company allocated the adjusted purchase price of $26,243,441 to the acquired assets, consisting of land, building, and furniture and fixtures, based on their respective fair values.

Fair Value at August 15, 2018
Land	$2,982,000
Building	22,377,124
Furniture and fixtures	884,317
Total acquired assets	$26,243,441

The Company utilized an independent appraisal, as well as hotel construction costs and other available market date, to assist in the determination of the fair values of the tangible assets of an acquired property.

Note 4 – Other Assets

Included in other assets at September 30, 2018, are franchise fees of $209,444. The Company’s hotel properties each are operated pursuant to franchise agreements. The term of each current franchise agreement is for a 20 to 25-year period and the agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues.

Note 5 – Mortgage Notes Payable

Included in mortgage notes payable at September 30, 2018, is a $13,325,000 mortgage payable secured by the St. Pete Hotel (St. Pete Note), a $11,268,000 mortgage payable secured by the Wilmington Hotel (Wilmington Note) and a $17,836,000 mortgage payable secured by TCI (TCI Note).

The St. Pete Note requires monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of $66,255 through July 1, 2024. The St. Pete Note is collateralized by the St. Pete Hotel, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of PCI. The Wilmington Note requires monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of $57,026 through June 1, 2024. The Wilmington Note is collateralized by the Wilmington Hotel, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of PCI. The St. Pete Note and the Wilmington Note contain customary affirmative covenants, negative covenants and events of default and at September 30, 2018, the Company was in compliance with such covenants.

The TCI Note bears interest at a LIBOR plus 3.00%. On August 15, 2018, the effective date, TCI entered into an interest rate swap derivative contract with a notional amount of $15,092,000 and a strike rate of 2.80%. The interest rate swap contract terminates on August 15, 2021. The notional amount covers all but $2,744,000 of the TCI Note (Paydown Amount). After paydown of the Promissory Note (see Note 7), the Company anticipates using proceeds from the sale of K Shares to prepay the Paydown Amount. The TCI Note provides for interest only monthly payments until August 15, 2019; provided, however, the interest only period will be extended to maturity if the Paydown Amount is repaid prior to August 15, 2019. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by TCI, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of PCI. The TCI Note contains customary affirmative covenants, negative covenants and events of default and at September 30, 2018, the Company was in compliance with such covenants.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Also included in mortgage notes payable as of September 30, 2018, are $223,510 of deferred financing costs incurred with the TCI Note and $180,377 debt discount relating to the St. Pete Note and the Wilmington Note. For the three and nine months ended September 30, 2018, the Company amortized $19,660 and $27,142, respectively, of deferred finance costs and debt discounts. These amounts are included in interest expense on the statement of operations.

Note 6 – Loans from Franchisors

Included in accounts payable, accrued expenses and other liabilities on the balance sheet at September 30, 2018, is $1,099,909 of net key money loans received from franchisors or assumed upon acquisition. In accordance with the loan agreement with the respective franchisor, funds were released to the applicable hotel properties upon completion of a change of ownership, property improvement plan, and inspection and subsequent approval of the completed work by the franchisor. The outstanding principal balances of the loans are reduced on a straight-line basis over the remaining life of the franchise agreement. As of September 30, 2018, the Company had received $750,000 in loans from franchisors relating to the St. Pete Hotel and assumed a liability of $364,430 in connection with the TCI acquisition. During the three months ended September 30, 2018, the Company recorded $1,114,430 in key money liabilities and amortized $14,521 as a reduction of franchise fees, which is included in rooms and other property expenses on the statement of operations.

Note 7 - Related Party Transactions

The Company entered into an amended and restated advisory agreement on August 2, 2018, with PHA and the Operating Partnership, which amended and restated the advisory agreement by and among the Company, PHA and the Operating Partnership, dated September 30, 2016 (Advisory Agreement). Pursuant to the Advisory Agreement, PHA oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, and other administrative services. PHA will also perform, or oversee the performance of, the Company’s corporate operations and required administrative services, which will include being responsible for the financial records the Company is required to maintain and preparing reports to stockholders and reports filed with the SEC. In addition, PHA assists an independent valuation firm and the Company’s board of directors in calculating and determining the Company’s net asset value (NAV), and will assist the Company in overseeing the preparation and filing of its tax returns, the payment of its expenses and for the performance of administrative and professional services rendered to the Company by others. The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods.

The Company will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of September 30, 2018, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

The Company will pay PHA certain fees pertaining to services provided. These fees include the following:

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

For the three and nine months ended September 30, 2018, the Company incurred $61,334 and $99,962 in asset management fees, respectively. For the three and nine months ended September 30, 2018, the Company incurred $413,001 and $537,980 in acquisition fees, respectively. There were no asset management fees or acquisition fees incurred for the three and nine months ended September 30, 2017. Asset management and acquisition fees are included in other fees to affiliates on the statement of operations and in due to related parties on the balance sheet. Accrued interest on the outstanding asset management fees was $1,320 and $1,899 for the three and nine months ended September 30, 2018, respectively, and is included in interest expense on the statement of operations and in due to related parties on the balance sheet. Accrued interest on the outstanding acquisition fee was $5,013 and $6,944 for the three and nine months ended September 30, 2018, respectively, and is included in interest expense on the statement of operations and in due to related parties on the balance sheet. There were no disposition fees incurred for the three and nine months ended September 30, 2018 and 2017.

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of September 30, 2018, have been paid directly by the Company and there have been no reimbursements to PHA.

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (AFR). The blended long term AFR was 2.81% and 2.80% for the three and nine months ended September 30, 2018, respectively. The maturity date of the notes is the date after all outstanding K shares of the Company have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the balance sheet at September 30, 2018. Accrued interest was $666 and $1,976 for the three and nine months ended September 30, 2018, respectively, and is included in interest expense on the statement of operations and in due to related parties on the balance sheet.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recognized organization and offering costs of $1,194,714 and $471,150 for the nine months ended September 30, 2018 and 2017, respectively, of which $571,673 and $259,400 were paid to PHA through the issuance of A Shares. Amounts paid to PHA include legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but exclude selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation.

As of September 30, 2018, the total amount of organization and offering costs incurred by PHA and its affiliates in connection with the Private Offering and the Public Offering was $4,675,537, of which $1,083,912 has been reimbursed through the issuance of A Shares to an affiliate of PHA. As of September 30, 2018, the remaining balance of $3,591,625 is reimbursable to PHA and its affiliates by the Company in the future.

During the nine months ended September 30, 2018, the Company advanced $730,000 to PHA for general and administrative expenses paid by PHA on behalf of the Company. As of September 30, 2018, $447,630 is included in due from related parties on the balance sheet, which represents the excess of amounts advanced over costs paid by PHA. During the nine months ended September 30, 2017, PHA paid $29,528 of general and administrative expenses on behalf of the Company. The Company reimbursed PHA for these costs through the issuance of A Shares to an affiliate of PHA.

A wholly-owned subsidiary of PCF has entered into hotel management agreements with PHR St. Petersburg Hotel Manager, LLC (St. Pete Manager) to operate and manage the St. Pete Hotel and with PHR Wilmington Hotel Manager, LLC (Wilmington Manager) to operate and manage the Wilmington Hotel, including making all human resource decisions. The St. Pete Manager and the Wilmington Manager are related to PCF through common ownership. The term of each agreement is for 4 years commencing June 29, 2017 for the St. Pete Hotel and May 24, 2017 for the Wilmington Hotel. The employees of the hotels are employed by St. Pete Manager and Wilmington Manager; however, pursuant to the management agreements, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels. The St. Pete Manager and the Wilmington Manager are paid a base management fee equal to 3% of the respective hotel’s gross revenues. The St. Pete Manager and the Wilmington Manager will also be reimbursed for certain expenses and centralized service costs.

A wholly-owned subsidiary of the Operating Partnership has entered into hotel management agreements with PHR Traverse City Hotel Manager, LLC (TCI Manager) to operate and manage the Traverse City Hotel, including making all human resource decisions. The TCI Manager is related to TCI through common ownership. The term of the agreement is for 5 years commencing August 15, 2018. The employees of the hotels are employed by the TCI Manager, however, pursuant to the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotel. The TCI Manager is paid a base management fee equal to 3% of the hotel’s gross revenues. The TCI Manager will also be reimbursed for certain expenses and centralized service costs.

Aggregate property management fees earned for the three and nine months ended September 30, 2018 were $118,062 and $197,761, respectively, and are included in the property management fees to affiliates balance on the statement of operations. As of September 30, 2018, $48,429 of accrued property management fees payable were included in due to related parties on the balance sheet. Aggregate net reimbursements for certain expenses for the three and nine months ended September 30, 2018 were $14,363 and $11,050, respectively. As of September 30, 2018, $585 of expense reimbursements were included in the due to related parties balance. There were no property management fees or expense reimbursements incurred for the three and nine months ended September 30, 2017.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company will pay its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. There were no construction management fees incurred for the three and nine months ended September 30, 2018 and 2017. Included in the due to related parties balance at September 30, 2018, was $75,608 payable to TPG Construction, LLC, an affiliate of PHA, for construction in progress and completed renovation costs at TCI.

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services shall be approved by a majority of the members of the Company’s board of directors, including a majority of the board’s independent directors. No such fees for additional services were incurred for the three and nine months ended September 30, 2018 and 2017.

If the Company lists any of its shares of capital stock on a national securities exchange (which automatically results in a termination of the Advisory Agreement), the Company will be obligated to pay PHA the amount PHA would be entitled to receive on account of deferred asset management fees, acquisition fees, and disposition fees (and any accrued interest thereon) as if the Company liquidated and received liquidation proceeds equal to the market value of the Company, which is limited to the excess of market value over the liquidation preference on K Shares, K-I Shares and K-T Shares.

If the Company terminates the Advisory Agreement in connection with or in contemplation of a transaction involving a merger or acquisition, the Company would be obligated to pay PHA the amount PHA would be entitled to receive as if the Company liquidated and received net liquidation proceeds equal to the consideration paid to the stockholders in such transaction.

The Company may elect not to renew the Advisory Agreement. The Company has the right to terminate the Advisory Agreement without cause, or other than in connection with a listing of the Company’s shares or a transaction involving a merger or acquisition or other than for cause (Non-cause Advisory Agreement Termination). If a Non-cause Advisory Agreement Termination were to occur, the Company would be obligated to make a cash payment to PHA in the amount of any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, regardless of the value of the Company’s assets or net assets. The Company would be obligated to repurchase its A Shares for an amount equal to the greater of: (1) any accrued common ordinary distributions on the A Shares plus the stated value of the outstanding A Shares ($10.00 per A Share) or (2) the amount the holders of A Shares would be entitled to receive if the Company liquidated and received net liquidation proceeds equal to the fair market value (determined by appraisals as of the termination date) of the Company’s investments less any loans secured by such investments, limited in the case of non-recourse loans to the value of investments securing such loans. Any B Shares then outstanding would remain outstanding. The amounts payable on account of the repurchase of A Shares may be paid, in the discretion of a majority of the Company’s board of directors, including a majority of the Company’s independent directors, in the form of promissory notes bearing interest at the then-current rate, as determined in good faith by a majority of the Company’s independent directors.

If the Company terminates the Advisory Agreement for cause, the Company would not have a current obligation to make any payments to PHA or to Colony S2K Servicing LLC, an affiliate of the dealer manager. However, any A Shares and B Shares held by them or their affiliates would remain outstanding. In addition, any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus any interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, would remain outstanding obligations, and the deferred fees would continue to accrue interest at a non-compounded annual rate of 6.0%. Such deferred fees and interest thereon would be payable upon a liquidation event.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On August 15, 2018, in connection with the TCI acquisition, the Company received an unsecured loan from PCI in the principal amount of $6,600,000, evidenced by a promissory note (Promissory Note). The Promissory Note accrues interest at the rate of 4.75% per annum and has a maturity date of August 16, 2019. The Promissory Note contains customary terms and conditions, including, without limitation, defaults for failure to pay and bankruptcy or insolvency proceedings. Upon the occurrence of a default, interest on the Promissory Note will accrue at an annual default interest rate equal to 2.0% above the stated interest rate. The Company anticipates using proceeds from the sale of K Shares to prepay the Promissory Note. The Promissory Note was approved by a majority of the Company’s board of directors (including a majority of the independent directors. The principal amount is included in due to related parties on the balance sheet. Accrued interest for the three and nine months ended September 30, 2018 was $39,410 and is included in interest expense on the statement of operations and in due to related parties on the balance sheet.

As of September 30, 2018, the due to related parties balance also included $81,656 due to TPG Risk Services, LLC, for reimbursement of prepaid insurance.

Note 8 - Stockholders’ Equity

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

As of September 30, 2018, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances, respectively. A Shares sold to unaffiliated investors were issued as part of a Unit.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2018, the Company had issued 165,410 A Shares to an affiliate of PHA, TPG Hotel REIT Investor, LLC (THR), for aggregate proceeds of $1,654,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. As of September 30, 2018, there was no remaining receivable balance reflected in equity. In addition, on September 29, 2016, the Company issued 125,000 B shares to Colony S2K Servicing LLC.

During the nine months ended September 30, 2018, the Company sold 704,527 K Shares to investors at a weighted average of $9.94 per share for aggregate proceeds of $7,004,760 and 21,000 A Shares to investors for aggregate proceeds of $210,000, or $10.00 per share. During the same period, the Company sold 75,000 A Shares to THR for aggregate proceeds of $750,000, or $10.00 per share. During the same period, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per share. The Company sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per share to an affiliate of the Company.

Subsequent to September 30, 2018 and through November 13, 2018, the Company sold approximately 19,500 K Shares to investors at a weighted average price of $10.00 per share for gross proceeds of $195,000. The Company sold approximately 11,157.90 K-I Shares to investors at a weighted average price of $9.50 per share for gross proceeds of $106,000. In addition, the Company sold 150,000 A Shares to THR for gross proceeds of $1,500,000, or $10.00 per share, on October 26, 2018.

PHA was obligated to purchase sufficient A Shares to fund payment of organization and offering expenses associated with the Private Offering, and is obligated to purchase sufficient A Shares to fund payment of organization and offering expenses of the Public Offering. PHA’s obligation can be fulfilled by its affiliates, including PCI or entities affiliated with PCI.

The Company paid S2K Financial LLC, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The dealer manager will re-allow all selling commissions to participating broker-dealers. The Company also paid the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The dealer manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K, or their affiliates. As of September 30, 2018, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company will pay S2K Financial LLC, as dealer manager of the Public Offering, selling commissions of up to 5% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The dealer manager will reallow all selling commissions to participating broker-dealers. The Company also will pay the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering. The dealer manager may reallow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees will generally be paid with proceeds from the sale of A Shares to PHA or its affiliates. There will be no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of September 30, 2018, the Company did not recognize any selling commissions and dealer manager fees in connection with the Public Offering.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company will also pay S2K Financial LLC with respect to each K-T Share sold in the primary offering of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The dealer manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of September 30, 2018, the Company did not recognize any stockholder servicing fees.

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

Upon a liquidation event, any remaining liquidation cash will be paid as a special distribution (a) to the holders of K Shares, K-I Shares and K-T Shares to share, pro rata in accordance with the number of K Shares, K-I Shares and K-T Shares, 50% of such excess cash (or 87.5% of such excess cash if the A Shares have been repurchased in connection with a Non-cause Advisory Agreement Termination; (b) the holders of B Shares to share, pro rata in accordance with the number of B Shares, 12.5% of excess cash; and (c) the holders of A Shares (including PHA or its affiliates) to shares, pro rata in accordance with the number of A Shares, 37.5% of such excess cash (unless all such A Shares previously have been repurchased in connection with a Non-cause Advisory Agreement Termination, in which case the excess cash otherwise apportioned to the A Shares would be distributed to the holders of the K Shares, K-I Shares and K-T Shares as noted above).

The Company has established a long-term incentive plan pursuant to which the Company’s board of directors (including independent directors), officer and employees, PHA and its affiliates and their respective employees, employees of entities that provide services to the Company, managers of the Company’s advisor or directors or managers of entities that provide services to the Company and their respective employees, certain of the Company’s consultants and certain consultants to PHA and its affiliates or entities that provide services to the Company and their respective employees may be granted incentive awards in the form of restricted stock, options, and other equity-based awards. No such incentive awards were granted for the three and nine months ended September 30, 2018 and 2017.

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

Beginning one year from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that the Company repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at a repurchase price equal to the most recent estimated NAV per K Share, K-I Share or K-T Share plus all accumulated, accrued, and unpaid distributions on such K Share, K-I Share or K-T Share (whether or not declared) through the repurchase date (NAV repurchase price), less a 7.5% repurchase discount.

Beginning two years from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that the Company repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at the NAV repurchase price per K Share, K-I Share or K-T Share, as applicable, less a 5% repurchase discount.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Pursuant to the share repurchase program, as of September 30, 2018, the Company reclassified $0, net of $23,125 of fulfilled repurchase requests and $50,305 of outstanding repurchase requests, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheet. As of September 30, 2017, there was no redeemable common stock balance and the Company did not receive any repurchase requests.

On July 31, 2018, the Company fulfilled a repurchase request of 2,500 K Shares for $23,125, or $9.25 per K Share. Such amount was previously included in accounts payable, accrued expenses and other on the balance sheet at June 30, 2018.

On October 26, 2018, the Company’s board of directors approved and adopted the Amended and Restated Share Repurchase Program (A&R SRP). The A&R SRP will be effective beginning November 30, 2018.

The A&R SRP provides that (i) the Company will not repurchase in excess of 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap) and (ii) funding for the repurchase of K Shares, K-I Shares and K-T Shares will be limited to net proceeds the Company receives from the sale of K Shares, K-I Shares and K-T Shares under its distribution reinvestment plan and any other operating funds authorized by the Company’s board of directors, if any, in the Company’s board of directors sole discretion.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the event the Company cannot repurchase all shares presented for repurchase in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares it may repurchase, the Company would give first priority to the repurchase of deceased stockholders’ shares. The Company would next give priority to (i) requests of stockholders with “qualifying disabilities” (as defined in the A&R SRP), and in the discretion of the Company’s board of directors, stockholders with another involuntary exigent circumstance, such as bankruptcy, and (ii) next, to requests for full repurchases of accounts with a balance of 100 or less shares at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining quarterly repurchase requests on a pro rata basis. Unfulfilled requests will be carried over automatically to subsequent repurchase periods unless a stockholder withdraws a request pursuant to the terms of the SRP.

Repurchases of the K Shares, K-I Shares and K-T Shares will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Valid repurchase requests will be honored approximately 30 days following the end of the applicable quarter (Repurchase Date). Stockholders may withdraw their repurchase request at any time up to five business days prior to the Repurchase Date.

Shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a purchase price per share equal to 100% of the most recent net asset value per share of the K Shares, K-I Shares and K-T Shares, as applicable. Shares repurchased in connection with a stockholder’s bankruptcy or other exigent circumstance, in the sole discretion of the Company’s board of directors, within one year from the purchase date will be repurchased at a price per share as if the stockholder held the shares for one year. All other repurchase requests will generally be repurchased at a price per share equal to the most recent net asset value of such share class less the applicable holding period discount, as provided in the A&R SRP. Notwithstanding the foregoing, pursuant to securities laws and regulations, at any time the Company is engaged in an offering, the repurchase amount shall never be more than the current offering price of such shares.

In conjunction with the approval of the A&R SRP, the Company’s board of directors approved outstanding repurchase requests received during the three months ended September 30, 2018. On November 1, 2018, the Company repurchased 17,500 K Shares for $167,500. Of the 17,500 K Shares repurchased, 10,000 related to a standard request that was repurchased at a price of $9.25 per K Share and 7,500 related to a deceased shareholder request that was repurchased at a price of $10.00 per K Share.

Distributions

On January 30, 2018, the Company’s board of directors authorized the payment of distributions, with respect to each K Share outstanding as of December 31, 2017, to the holders of record of K Shares as of the close of business on February 6, 2018. The board of directors determined that, with respect to the K Shares outstanding as of December 31, 2017, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share since October 1, 2017, was $61,071, or $0.0016438356 per K Share per day. The board of directors further authorized the payment of such distributions, in the cumulative amount of $61,071, which were paid in cash to the holders of K Shares on February 9, 2018. The distribution was funded by a subordinated promissory note of $61,071 from PHA made on February 8, 2018. The terms of this note are detailed in Note 7 – “Related Party Transactions”.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On October 22, 2018, the Company’s board of directors authorized the payment of distributions, with respect to each K Share outstanding as of September 30, 2018, to the holders of record of K Shares as of the close of business on October 24, 2018. The board of directors determined that, with respect to the K Shares outstanding as of September 30, 2018, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share since July 1, 2018, was $183,082, or $0.0016438356 per K Share per day. The board of directors further authorized the payment of such distributions, in the cumulative amount of $183,082, which were paid in cash to the holders of K Shares on October 25, 2018.

Note 9 - Income Taxes

The Company intends to elect to be taxed and qualify as a REIT under the Internal Revenue Code of 1986, as amended (Code), and intends to operate as such during the taxable year ending December 31, 2018.

The Company recognized a consolidated income tax benefit of $10,387 for the three months ended September 30, 2018, and a consolidated income tax expense of $75,703 for the nine months ended September 30, 2018. This amount relates to the operations of the Company’s taxable REIT subsidiaries, which had a consolidated net loss for the three months ended September 30, 2018, and consolidated net income before income taxes for the nine months ended September 30, 2018.

No income tax expense was recognized for the three and nine months ended September 30, 2017.

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

The following should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report, and with our consolidated financial statements and notes for the year ended December 31, 2017, included in the Registration Statement.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

Overview

We were formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As a newly formed company, we have a limited operating history. Subscription proceeds from K Shares, K-I Shares and K-T Shares in our Private Offering and our Public Offering, as discussed below, have been and will be applied to investments in hotel properties or real estate-related investments relating to hotel properties. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our hotel properties.

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

On September 30, 2016, we commenced our Private Offering of K Shares and Units, which are comprised of four K Shares and one A Share, for an offering price of $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act. We terminated our Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and Units in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to TPG Hotel REIT Investor, LLC to fund organization and offering expenses associated with the K Shares and Units. With the A Share proceeds we paid $782,705 in selling commissions, $275,794 in dealer manager fees and recognized $1,083,912 in other offering costs. The number of properties and other assets we will acquire will depend upon the number of shares sold and the resulting amount of net proceeds available for investment in properties and other assets.

On August 14, 2018, we commenced our Public Offering pursuant to the Registration Statement, to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K-I Shares, at an initial offering price of $9.50 per share, K Shares, at an initial offering price of $10.00 per share, and K-T Shares, at an initial offering price of $10.00 per share, which reflect the estimated net asset value per share of each of the K-I Shares, K Shares, and K-T Shares as of February 28, 2018, and $50,000,000 in shares of common stock pursuant to the DRIP, at $9.50 per K-I Share, $9.50 per K Share and $9.50 per K-T Share. As of September 30, 2018, we had not sold any shares under the Public Offering.

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

On August 15, 2018, we acquired a fee simple interest in TCI, a 107-room, select-service hotel property located in Traverse City, Michigan for a purchase price of $26,050,000, exclusive of closing costs and typical hotel closing date adjustments. We accounted for the transaction as an asset acquisition.

We are managed by PHA pursuant to an Advisory Agreement by and among us, our Operating Partnership and PHA. Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of our Operating Partnership

Critical Accounting Policies

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

We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions.

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

We intend to spend approximately $1,000,000 on refurbishments to TCI, primarily relating to renovation work to the garage facility and building’s exterior. The work will be performed in the fourth quarter of 2018 and the first quarter of 2019. The funding for the forthcoming renovation was obtained through proceeds from the sale of K Shares and debt proceeds.

As a result of damage sustained from Hurricane Florence in the third quarter of 2018, we accrued $66,000 for costs associated with the hurricane at the Wilmington Hotel. We do not anticipate receiving any insurance proceeds relating to hurricane damage. The expense is recognized in the rooms and other property expenses account on the statement of operations. We will use cash from operations to fund these costs.

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

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. We believe that our current funding sources are sufficient to meet our obligations over the next twelve months. However, our ability to finance our operations is subject to some uncertainties. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. We do not intend to fund distributions from offering proceeds; however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use offering proceeds. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.

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

Sources and Uses of Cash During the Quarterly Period Ended September 30, 2018

Proceeds from the sale of common stock were partially used to fund our initial investment in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the nine months ended September 30, 2018. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the nine months ended September 30, 2018.

Operating Activities

During the nine months ended September 30, 2018, net cash provided by operating activities was $1,219,358, compared to the net cash used in operating activities of $190,395 for the nine months ended September 30, 2017. The change in net cash from operating activities is primarily due to an increase in net loss and an increase in depreciation and amortization, offset by the net change in operating assets and liabilities. We did not own any properties during the nine months ended September 30, 2017. The increase in cash from operations is primarily the result of the acquisitions of PCF and TCI. We expect to continue to generate cash flows from operations as we acquire more properties.

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $33,035,588, compared to $0 during the nine months ended September 30, 2017. The increase in net cash used in investing activities was primarily the result of the acquisitions of our interest in PCF and TCI during the nine months ended September 30, 2018, compared to owning no properties during the nine months ended September 30, 2017. Net cash used in investing activities during the nine months ended September 30, 2018 consisted of the following:

•	$6,739,673 of cash used for the acquisition of our interest in PCF, net of cash acquired;

•	$26,061,459 of cash used for the acquisition of TCI, net of cash acquired; and

•	$234,456 of cash used for improvements to real estate investments.

Financing Activities

During the nine months ended September 30 2018, net cash provided by financing activities was $31,108,127, of which $7,964,959 represents proceeds received through the sale of common stock. These proceeds are offset by the payment of offering costs consisting partially of selling commissions and dealer manager fees totaling $623,041 for the nine months ended September 30, 2018. We received proceeds of $17,836,000 relating to the TCI Note, offset by $223,510 of deferred financing costs incurred as a result of the TCI acquisition. Additionally, we received $6,661,071 in proceeds from loans from affiliates, of which $6,600,000 was used to fund the TCI acquisition and $61,071 was used to fund distributions to stockholders. We received $750,000 in proceeds from loans from the franchisor relating to key money at the St. Pete Hotel. An additional $311,352 of distributions was paid to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2018, also includes $922,875 of distributions to noncontrolling interest. During the nine months ended September 30, 2018, we repurchased $23,125 of outstanding common stock. Net cash movement provided by financing activities for the nine months ended September 30, 2017 was $2,929,250, which was the result of the issuance of $3,141,000 of common stock offset with $211,750 of commissions and dealer manager fees.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. The ability to compare one period to another is affected by the acquisition of a 51% membership interest of PCF on March 29, 2018 and the acquisition of TCI on August 15, 2018. As of September 30, 2017, we had not made an investment.

Room revenue

We expect the majority of our revenues to be derived from the operation of our hotel properties. Room revenue is the product of the number of rooms sold and the average daily room rate. Room revenue was $3,344,628 and $5,872,001 for the three and nine months ended September 30, 2018, respectively. There was no room revenue for the three and nine months ended September 30, 2017, as we did not own any hotel properties during this period.

Food and beverage revenue

Food and beverage revenue was $514,332 and $605,364 for the three and nine months ended September 30, 2018, respectively. There was no food and beverage revenue for the three and nine months ended September 30, 2017, as we did not own any hotel properties during this period. These amounts are comprised of revenue realized in hotel food and beverage outlets as well as catering events.

Other operating revenue

Other operating revenue was $73,517 and $111,145 for the three and nine months ended September 30, 2018, respectively. There was no other operating revenue for the three and nine months ended September 30, 2017, as we did not own any hotel properties during this period. These amounts include ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services.

Rooms and other property expenses

Rooms and other property expenses were $1,726,088 and $2,821,006 for the three and nine months ended September 30, 2018, respectively, and there were no rooms and other property expenses for the three and nine months ended September 30, 2017. These amounts include rooms, food and beverage, and other operating expenses which are primarily driven by the corresponding revenue account and occupancy. These amounts also include maintenance, utilities, franchise fees, property taxes and other taxes. Other property expenses also includes additional costs incurred in September 2018, as a result of Hurricane Florence in Wilmington, North Carolina.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2018 were $852,423 and $1,680,057, respectively, which includes expenses at both the property and Company level. This balance is compared to $121,111 and $264,173 for the three and nine months ended September 30, 2017, respectively, which did not include any property level expenses as we did not own any hotel properties during this period. General and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, sales and marketing fees, audit fees, and other professional fees.

Property management fees to affiliates

Property management fees to affiliates were $118,062 and $197,761 for the three and nine months ended September 30, 2018, respectively. There were no property management fees to affiliates for the three and nine months ended September 30, 2017. Property management fees are property level expenses equal to a certain percentage of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Other fees to affiliates

Other fees to affiliates were $474,335 and $637,942 for the three and nine months ended September 30, 2018, respectively. There were no other fees to affiliates for the three and nine months ended September 30, 2017. Other fees include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets. Other fees also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment.

Acquisition costs

There were no acquisition costs expensed for the three months ended September 30, 2018, as the acquisition costs incurred as a result of the TCI acquisition were capitalized, in accordance with Topic 805, as a component of the cost of the assets acquired. Acquisition costs relating to the purchase of a 51% interest in PCF were expensed as incurred, in accordance with Topic 810, and were $302,380 for the nine months ended September 30, 2018. There were no acquisition costs for the three and nine months ended September 30, 2017. Acquisition costs include closing costs associated with the purchase of hotel properties.

Depreciation and amortization

Depreciation and amortization expenses for the three and nine months ended September 30, 2018, were $430,292 and $779,656, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The Company did not own any assets during the three and nine months ended September 30, 2017.

Interest Expense

Interest expense was $475,709 and $770,118 for the three and nine months ended September 30, 2018, respectively. There was no interest expense for the three and nine months ended September 30, 2017. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and PCI. Also included in interest expense are the amortization of deferred financing costs and debt discounts.

Gain on acquisition

The $42,026 gain on acquisition for the nine months ended September 30, 2018, represents the gain incurred as a result of purchase of the 51% interest in PCF. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly. There was no gain associated with the TCI acquisition during the three months ended September 30, 2018.

Income tax benefit or expense

We had an income tax benefit of $10,837 for the three months ended September 30, 2018. We had an income tax expense of $75,703 for the nine months ended September 30, 2018. No income tax expense was recognized for the three and nine months ended September 30, 2017.

Net income or loss

For the three months ended September 30, 2018, we had a net loss of $133,595 compared to a net loss of $121,111 for the three months ended September 30, 2017. The increase in net loss of $12,484 over the comparable prior year period was primarily due to an increase in operations as a result of the aforementioned acquisitions of hotel properties and increases in other fees to affiliates. For the nine months ended September 30, 2018, we had a net loss of $634,087 compared to $264,173 for the nine months ended September 30, 2017. The increase in net loss of $369,914 over the comparable prior year period was primarily due to an increase in operations as a result of the aforementioned acquisitions of hotel properties and increases to acquisition costs, other fees due to affiliates, and income tax expense.

Net income attributable to noncontrolling interest

Net income relating to noncontrolling interest for the three months ended September 30, 2018, was $166,877. Net income relating to noncontrolling interest for the nine months ended September 30, 2018, was $382,519, which includes the three days of operations in the first quarter. There was no net income relating to noncontrolling interest for the three and nine months ended September 30, 2017. This amount includes net income attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (NAREIT), an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income (loss) as determined under GAAP.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (Practice Guideline), issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss); and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of operations. Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations, and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of the net loss to MFFO:
Net loss	$(133,595)	$(121,111)	$(634,087)	$(264,173)
Depreciation and amortization	430,292	-	779,656	-
Amortization of deferred financing costs and debt discount as interest	19,660	-	27,142	-
Gain on acquisition	-	-	(42,026)	-
Noncontrolling interest:
Net income attributable to noncontrolling interest	(166,877)	-	(382,519)	-
Depreciation and amortization	(161,728)	-	(329,224)	-
FFO attributable to common stockholders	(12,248)	(121,111)	(581,058)	(264,173)
Acquisition fees and expenses	413,001	-	840,359	-
MFFO attributable to common stockholders	$400,753	$(121,111)	$259,301	$(264,173)

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with PHA and its affiliates whereby we pay certain fees to, or reimburse certain expenses of, PHA or its affiliates for acquisition fees and expenses, asset management fees, disposition fees, property management fees, organization and offering costs and reimbursement of certain operating costs. Refer to Note 7 (Related Party Transactions) to our unaudited consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2018. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A smaller reporting company is not required to provide the information required by this Item.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 30, 2016, we commenced the Private Offering of K Shares and Units, which are comprised of four K Shares and one A Share, with a targeted maximum offering of $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act. At the termination of our Private Offering, we had sold approximately $15,582,755 in K Shares and A Shares. We terminated the Private Offering prior to the SEC effective date of our Registration Statement relating to our Public Offering, or August 14, 2018. As of September 30, 2018, we had incurred $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

On October 26, 2018, we sold an aggregate of $1,500,000 in shares of Class A common stock, or 150,000 A Shares, to THR. Such sale was exempt from the registration pursuant to Section 4(a)(2) of the Securities Act. No selling commissions, dealer manager fees or other organization and offering expenses are payable in connection with such sale. We intend to use the proceeds from the sales of securities to THR to fund organizational and offering expenses payable in connection with shares purchased by non-affiliated investors in the Public Offering.

Use of Proceeds

On August 14, 2018, we commenced the Public Offering pursuant to a Registration Statement on Form S-11 (SEC File No. 333-217579) filed with the SEC. We are offering up to $550,000,000 in shares of our common stock, including $500,000,000 in shares of our common stock pursuant to our primary offering, consisting of the following three share classes: K Shares at an initial offering price of  $10.00 per share (up to $125,000,000 in shares), K-I Shares at an initial offering price of  $9.50 per share (up to $125,000,000 in shares), and K-T Shares at an initial offering price of  $10.00 per share (up to $250,000,000 in shares), which reflect the estimated net asset value per share of each of the K Shares, K-I Shares, and K-T Shares as of February 28, 2018, and $50,000,000 in shares of our common stock pursuant to the DRIP at $9.50 per K Share (up to $12,500,000 in shares), $9.50 per K-I Share (up to $12,500,000 in shares) and $9.50 per K-T Share (up to $25,000,000 in shares). As of September 30, 2018, we had not sold any shares of common stock in our Public Offering. Therefore, as of September 30, 2018, we had not incurred any selling commissions, dealer manager fees or stockholder servicing fees.

Subsequent to September 30, 2018 and through November 13, 2018, we sold approximately 19,500 K Shares at a weighted average price of $10.00 per share for gross proceeds of $195,000 and sold approximately 11,157.90 K-I Shares at a weighted average price of $9.50 per share for gross proceeds of $106,000, for total gross proceeds of $301,000 in the Public Offering. As of November 13, we had incurred $18,780 of selling commissions and dealer manager fees in connection with the Public Offering.

We expect to use the proceeds to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments.

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

Beginning one year from the date of original issuance of the K Shares, K-I Shares or K-T Shares to be repurchased, the holder of such shares may request that we repurchase all or any portion of such K Shares, K-I Shares or K-T Shares at a repurchase price equal to the most recent estimated NAV per K Share, K-I Share or K-T Share plus all accumulated, accrued, and unpaid distributions on such K Share, K-I Share or K-T Share (whether or not declared) through the repurchase date (NAV repurchase price), less a 7.5% repurchase discount.

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

In addition, our repurchase of any shares will be limited to the extent that the we do not have, as determined in the board of directors’ discretion, sufficient funds available to fund any such repurchase. Most of our assets will consist of properties which cannot be readily liquidated without affecting our ability to realize full value upon their disposition. Therefore, we may not have sufficient liquid resources to satisfy all repurchase requests. In addition, the board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice to stockholders. Further, the Company’s board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

Pursuant to the share repurchase program, as of September 30, 2018, we reclassified $0, net of $23,125 of fulfilled repurchase requests and $50,305 of outstanding repurchase requests, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheet. As of September 30, 2017, there was no redeemable common stock balance and we did not receive any repurchase requests.

On July 31, 2018, we fulfilled a repurchase request of 2,500 K Shares for $23,125, or $9.25 per K Share. Such amount was previously included in accounts payable, accrued expenses and other on the balance sheet at June 30, 2018.

On October 26, 2018, our board of directors approved and adopted the A&R SRP. The A&R SRP will be effective beginning November 30, 2018. The A&R SRP provides that (i) we will not repurchase in excess of 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap) and (ii) funding for the repurchase of K Shares, K-I Shares and K-T Shares will be limited to net proceeds we receive from the sale of K Shares, K-I Shares and K-T Shares under our distribution reinvestment plan and any other operating funds authorized by our board of directors, if any, in our board of directors sole discretion.

In the event we cannot repurchase all shares presented for repurchase in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares it may repurchase, we would give first priority to the repurchase of deceased stockholders’ shares. We would next give priority to (i) requests of stockholders with “qualifying disabilities” (as defined in the A&R SRP), and in the discretion of our board of directors, stockholders with another involuntary exigent circumstance, such as bankruptcy, and (ii) next, to requests for full repurchases of accounts with a balance of 100 or less shares at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining quarterly repurchase requests on a pro rata basis. Unfulfilled requests will be carried over automatically to subsequent repurchase periods unless a stockholder withdraws a request pursuant to the terms of the SRP.

Repurchases of the K Shares, K-I Shares and K-T Shares will be made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Valid repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to five business days prior to the Repurchase Date.

Shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a purchase price per share equal to 100% of the most recent net asset value per share of the K Shares, K-I Shares and K-T Shares, as applicable. Shares repurchased in connection with a stockholder’s bankruptcy or other exigent circumstance, in the sole discretion of our board of directors, within one year from the purchase date will be repurchased at a price per share as if the stockholder held the shares for one year. All other repurchase requests will generally be repurchased at a price per share equal to the most recent net asset value of such share class less the applicable holding period discount, as provided in the A&R SRP. Notwithstanding the foregoing, pursuant to securities laws and regulations, at any time we are engaged in an offering, the repurchase amount shall never be more than the current offering price of such shares.

In conjunction with the approval of the A&R SRP, our board of directors approved outstanding repurchase requests received during the three months ended September 30, 2018. On November 1, 2018, we repurchased 17,500 K Shares for $167,500. Of the 17,500 K Shares repurchased, 10,000 related to a standard request that was repurchased at a price of $9.25 per K Share and 7,500 related to a deceased shareholder request that was repurchased at a price of $10.00 per K Share.

Item	3. Defaults Upon Senior Securities

None.

Item	4. Mine Safety Disclosures

Not applicable.

Item	5. Other Information

None.

Item	6. Exhibits

The following exhibits are filed as a part of this report or incorporated by reference.

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.2	Bylaws of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.3	Third Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.3 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 14, 2018 and incorporated herein by reference).

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018, as supplemented, and incorporated herein by reference).

4.2	Distribution Reinvestment Plan (included as Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018, as supplemented, and incorporated herein by reference).

10.1	Dealer Manager Agreement by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel REIT, L.P. and S2K Financial LLC, dated as of August 2, 2018 (included as Exhibit 1.1 to Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 3, 2018 and incorporated herein by reference).

10.2	Amended and Restated Advisory Agreement by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel REIT, L.P. and Procaccianti Hotel Advisors, LLC, dated as of August 2, 2018 (included as Exhibit 10.1 to Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 3, 2018 and incorporated herein by reference).

10.3	Promissory Note, dated August 15, 2018, made by Procaccianti Hotel REIT, Inc. in favor of Procaccianti Companies, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

10.4	General Assignment of Purchase and Sale Contract, dated August 15, 2018, by and between The Procaccianti Group, LLC and Procaccianti Hotel REIT, Inc. and its (indirect) subsidiaries PHR TCI OPCO SUB, LLC and PHR TCI, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

10.5	Hotel Management Agreement, dated August 15, 2018, by and between PHR TCI OPCO SUB, LLC, as Owner, and PHR Traverse City Hotel Manager, LLC, as Manager (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

10.6	Loan Agreement by and among PHR TCI, LLC, as Borrower, Citizens Bank, National Association, as Lender, the other lenders now or hereafter parties hereto, and Citizens Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, dated as of August 15, 2018 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procaccianti Hotel REIT, Inc.

Date: November 14, 2018	By:	/s/ James A. Procaccianti
James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Gregory Vickowski
Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)

