Form 10-K
period 2018-12-31
PROCACCIANTI HOTEL REIT, INC.
filed 2019-03-25
CIK 1692345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Pat III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The registrant is currently offering shares at $10.00 per share of Class K common stock, $9.30 per share of Class K-I common stock, and $10.00 per share of Class K-T common stock, with discounts available for certain categories of purchasers.
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 1,106,219 shares of Class K common stock, 15,000 shares of Class A common stock, and 125,000 shares of Class B common stock held by non-affiliates, for an aggregate market value of  $11,084,660, assuming a market value of  $10.00 per share of Class K common stock, $10.00 per share of Class A common stock, and $0.00 per share of Class B common stock.
As of March 20, 2019, there were 1,641,590 shares of the Registrant’s Class K common stock issued and outstanding, 66,517 shares of the Registrant’s Class K-I common stock issued and outstanding, 510 shares of the Registrant’s Class K-T common stock issued and outstanding, 468,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (into Items 10, 11, 12. 13, and 14 of Part III), which is expected to be filed no later than April 30, 2019.

PROCACCIANTI HOTEL REIT, INC.
i

Cautionary Note Regarding Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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

•
our ability to raise proceeds in our Public Offering (as defined below);

•
our ability to effectively deploy the proceeds raised in our Public Offering;

•
changes in economic conditions generally and the real estate and debt markets specifically;

•
our ability to obtain financing on acceptable terms;

•
our levels of debt and the terms and limitations imposed on us by our debt agreements;

•
our ability to successfully identify and acquire properties on terms that are favorable to us;

•
risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•
changes in demand for rooms at our hotel properties;

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

•
legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below);

•
the availability of capital;

•
changes in interest rates; and

•
changes to U.S. generally accepted accounting principles (“GAAP”).

ii

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report. All forward-looking statements are made as of the date of this Annual Report and the risk that actual results will differ materially from the expectations expressed in this Annual Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.
iii

PART I
Item 1.
Business

Overview
Procaccianti Hotel REIT, Inc., (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2018, we owned an interest in three select-service hotel properties. As a recently formed company, we have a limited operating history. We will elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2018.
Substantially all of our business will be conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership that is wholly-owned by us (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. We are managed by our advisor, Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an Advisory Agreement by and among us, our Operating Partnership and PHA. PHA is an affiliate of our sponsor, Procaccianti Companies, Inc. (“Sponsor”).
On September 30, 2016, we commenced a private offering (“Private Offering”) of shares of Class K common stock, $0.01 par value per share (“K Shares”), and units, which are comprised of four K Shares and one share of Class A common stock, each $0.01 par value per share (“Units”), for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). PHA and its affiliates agreed to purchase Class A common stock (separate from the purchase of Units), at $10.00 per share (“A Shares”). We terminated our Private Offering prior to the commencement of the Public Offering (as defined below), and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units, in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of shares of A Shares to TPG Hotel REIT Investor, LLC (“THR”), an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units.
On August 14, 2018, we commenced our public offering (“Public Offering”) pursuant to a Registration Statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the U.S. Securities and Exchange Commission (“SEC”), to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K Shares at an initial offering price of  $10.00 per K Share, K-I Shares (“K-I Shares”), at an initial offering price of  $9.50 per K-I Share, and K-T Shares (“K-T Shares”), at an initial offering price of  $10.00 per K-T Share, which each reflect the estimated net asset value (“NAV”) per share of each of the K Shares, K-I Shares and K-T Shares as determined by our board of directors as of February 28, 2018, and $50,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the “DRIP”), at $9.50 per K Share, $9.50 per K-I Share and $9.50 per K-T Share. On November 16, 2018, we revised the offering price per K-I Share from $9.50 to $9.30 per K-I Share. Since the commencement of the Public Offering and as of December 31, 2018, we received approximately $1,434,000 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering. Additionally, we received $1,500,000 from the sale of A Shares to THR in a private placement. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K-I Shares, K Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K-I Shares, K Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of March 20, 2019, we had sold 1,661,590 K Shares, 66,517 K-I Shares, 510 K-T Shares and 468,410 A Shares in all our offerings for gross proceeds of  $16,456,435, $620,873, $5,100 and $4,684,095, respectively, and $21,766,503 in the aggregate, including 6 K Shares and 118 K-I Shares issued pursuant to our DRIP for gross offering proceeds of  $1,176.
We expect to sell the shares of our common stock offered in the Public Offering over a two-year period. If we have not sold all of the shares to be offered in the Public Offering within two years from the effective date of the Registration Statement, we may continue the Public Offering until August 14, 2021. We may, in our sole discretion, terminate the Public Offering at any time.
If our board of directors determines that it is in our best interest, we may conduct follow-on public offerings upon the termination of this offering. Our charter does not restrict our ability to conduct offerings in the future.
2018 Highlights
As of December 31, 2018:
•
we raised gross offering proceeds of  $15,582,755 in our Private Offering, which terminated in August 2018, gross offering proceeds of  $1,434,000 in our Public Offering, and gross offering proceeds of $1,500,000 from issuances of A Shares to THR in a private placement;

•
our board of directors determined an estimated NAV per share of  $10.00 for each of our K Shares, K-I Shares and K-T Shares as of February 28, 2018;

•
we currently pay quarterly distributions, and intend to continue to pay quarterly distributions at a 6.0% annualized distribution rate based on a purchase price of  $10.00 per K Share, $9.30 per K-I Share and $10.00 per K-T Share;

•
we, through a wholly-owned subsidiary of our Operating Partnership, owned 100% of the fee simple interest in a select-service hotel property and, through our joint venture with Procaccianti Convertible Fund, LLC (“PCF”), an affiliate of our Sponsor, owned a 51% interest in two select-service hotel properties. Each property was purchased from sellers unaffiliated with us, our Sponsor, PCF, PHA or their affiliates.

Investment Objectives
We invest in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:
•
to provide stable income for stockholders through the payment of cash distributions;

•
to preserve and return stockholders’ capital contributions; and

•
to maximize risk-adjusted returns on stockholders’ investment.

Investment Strategy
We intend to use the net proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering and net proceeds from the Private Offering and other sources of debt and equity financing, including the net proceeds of any future private placement or public offering we may pursue, to invest in a diverse portfolio of real estate investments located throughout the United States, primarily in the hospitality sector. We intend to acquire existing hotel properties and enter into management agreements for their operations, with the objective of providing a stable and secure source of income for our stockholders and maximizing potential returns upon disposition of our assets through capital appreciation. Within our hotel portfolio, we will focus on investments in “upper midscale,” “upscale,” and “upper upscale” properties that satisfy our investment goals.
While our emphasis will be on stabilized, income-producing hospitality assets, a limited portion of our overall portfolio may include properties that offer modest value-add opportunities through limited capital improvements, revenue enhancements, operational improvements, and correction of expense inefficiencies. We may seek to acquire such assets directly or through joint ventures. Additionally, we may seek to acquire real-estate related loans or preferred equity securities of other real estate companies, all of which we collectively refer to herein as “real estate-related assets,” in each case with the intent of acquiring the underlying real estate, provided that the underlying real estate generally meets our criteria for direct investment. We may also acquire any other investment that, in the opinion of our board of directors, meets our investment objectives, is consistent with our intent to operate as a REIT, and is in our stockholders’ best interests.
After we have invested substantially all of the net proceeds of the Public Offering and the Private Offering and other sources of debt and equity financing, we expect that hospitality properties will comprise between 90% and 100% of the aggregate cost of our portfolio. Mortgage loans, other real-estate related debt, and preferred equity should comprise up to 10% of the aggregate cost of our portfolio. Our board of directors may revise this targeted portfolio allocation from time to time, or at any time, if it determines that a different portfolio composition is in our stockholders’ best interests.
Real Estate Portfolio
As of December 31, 2018, we, through a wholly-owned subsidiary of our Operating Partnership, owned 100% of the fee simple interest in the Hotel Indigo Traverse City, a select-service hotel property, and, through our joint venture with PCF an affiliate of our Sponsor, owned a 51% interest in two select-service hotel properties, the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington. Each property was purchased from sellers unaffiliated with us, our Sponsor, PCF, PHA or their affiliates. These properties were financed with a combination of debt and offering proceeds from the Private Offering.
The following table summarizes our three select-service hotel properties as of December 31, 2018:
Property Name*	Date Acquired	Location	Ownership Interest	Contract Purchase Price(2)	Rooms	Mortgage Debt Outstanding
Springhill Suites Wilmington Mayfaire	05/24/2017(1)	Wilmington, NC	51%	$18,000,000	120	$11,268,000
Staybridge Suites St. Petersburg	06/29/2017(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,325,000
Hotel Indigo Traverse City	08/15/2018	Traverse City, MI	100%	$26,050,000	107	$16,836,000(3)

*
We believe each property is suitable for its present and intended purposes and adequately covered by insurance.

(1)
Represents the date that PCF acquired the Springhill Suites property and the Staybridge Suites property. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)
Contract purchase price excludes acquisition fees and costs.

(3)
Original principal loan balance was $17,836,000. In December 2018, we repaid $1,000,000 of the original outstanding principal balance.

During the year ending December 31, 2019, we plan to invest in upgrades and improvements that are normal in our course of business. We anticipate using cash on hand in our furniture, fixtures and equipment reserve accounts. Additionally, we plan to spend approximately $808,000 during the year ending December 31, 2019, in accordance with the property improvement plan in place at the Hotel Indigo Traverse City. The property improvement plan was put in place in accordance with the terms of the franchise agreement we entered into in connection with the acquisition of the Hotel Indigo Traverse City.
Borrowing Policies
Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing (which is the maximum level of indebtedness permitted under the Statement of Policy Regarding Real Estate Investment Trusts revised and adopted by the North American Securities Administrators Association on May 7, 2007, or the NASAA REIT Guidelines, absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments. However, we can exceed this threshold if doing so is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation of the justification for the excess borrowing.
Examples of justifications that could be found by a majority of our independent directors include: (i) if the value of our portfolio declined and new borrowings were necessary to repay existing obligations, (ii) to pay sufficient distributions to maintain our REIT status, or (iii) to buy a property where an exceptional acquisition opportunity presented itself and the terms of the debt and nature of the property were such that the debt did not increase the risk that we would become unable to meet our financial obligations as they became due. There is no limitation on the amount we may borrow for the purchase of any single property, but our portfolio leverage cannot exceed 75% of the cost of our investments without justification; however, we intend to target a leverage ratio of the greater of 50% loan-to-value or loan-to-cost. During the initial stages of our offering, however, our leverage ratio could exceed our target leverage ratio. Should a majority of our independent directors find justification, there will be no limitation on our portfolio leverage.
We intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in properties, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing we utilize at any given time will be dependent upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to raise equity proceeds from the sale of our securities in this and future offerings, our ability to pay distributions, the availability of properties meeting our investment criteria, the availability of debt financing, and changes in the cost of debt financing. To help finance our initial acquisitions, we may utilize short-term borrowings. However, after our initial property acquisitions, as a general principle, we anticipate that the term of any debt financing we utilize will correspond to the anticipated holding period for the respective property.
Our use of leverage increases the risk of default on mortgage payments and a resulting foreclosure of a particular property. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be limited. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. PHA will seek to obtain financing on our behalf on the most favorable terms available. Lenders may have recourse to assets not securing the repayment of indebtedness.
PHA may refinance properties during the term of a loan in various circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures, or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate.
We may repay borrowings under any future credit facility or under any future long-term mortgage debt with proceeds from the sale of properties, operating cash flow, long-term mortgage debt, proceeds from the Public Offering, proceeds from any future private or public offering, or proceeds from any other future securities offerings.
As of December 31, 2018, our total outstanding indebtedness totaled $48,123,194. This amount did not exceed 300% of the value of our net assets.
Economic Dependency
We depend on PHA for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of our real estate portfolio, and other general and administrative responsibilities. In the event that PHA is unable to provide these services to us, we will be required to obtain such services from other sources, and our failure to identify such other sources could have an adverse impact on our financial condition and results of operations. We also depend upon our dealer manager for the sale of our shares of common stock in our offering.

Competition
The hotel industry is highly competitive. Our hotel properties will compete on the basis of location, room rates, quality, range of services, brand affiliation and reservation systems, among many other factors. New hotel properties may be constructed, which results in new competitors in a market, in some cases without corresponding increases in demand for hotel rooms. We expect to face competition from many sources. We will face competition from other hotel properties both in the immediate vicinity and the geographic market where our hotel properties will be located. Over-building of hotel properties in the markets in which we operate may increase the number of rooms available and may decrease occupancy and room rates, which would adversely affect our operations.
We will also compete with alternative lodging products for guests. Certain companies, including AIRBNB, homeaway.com and VRBO.com offer vacation and overnight lodging to the public. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our profitability and impede our growth.
We will compete with numerous real estate companies and other owners of real estate in seeking hotel properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties, and many of these investors will have greater sources of capital to acquire properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability and impede our growth. Competition when multiple hospitality investors are seeking to dispose of properties can conversely decrease prices for properties, which, if we are trying to dispose of properties, could adversely affect our profitability and our ability to make distributions to our stockholders.
Income Taxes
We will elect to be taxed as a REIT under the Code and operated as such during the taxable year ended December 31, 2018. The election to be taxed as a REIT for the year ended December 31, 2018 will be made by filing our 2018 federal income tax return as a REIT, which will be filed by September 15, 2019, taking into account available extensions. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we will not be subject to federal income tax to the extent we make distributions to our stockholders equal to or in excess of our taxable income. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.
Distribution Policy
In order to qualify as a REIT, we generally are required to make aggregate annual distributions to our stockholders of at least 90% of our annual REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
We currently pay regular quarterly distributions to our stockholders. We expect to continue to pay distributions quarterly unless our results of operations, our general financial condition, applicable provisions of Maryland law or other factors make it imprudent to do so. Our goal is to eventually be in a position to make monthly distribution payments. The timing and amount of distributions will be determined by our board of directors, in its discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our shares of common stock.
Our board of directors has adopted a policy to refrain from funding distributions with offering proceeds; instead, we plan to fund distributions from cash flows from operations and capital transactions (other than the Public Offering or other securities offerings, but which may include the sale of one or more assets). However, our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings, and our board of directors has the ability to change our policy of only paying distributions from cash flows from operations or capital transactions (other than the Public Offering or other securities offerings, but which may include the sale of one or more assets). However, in accordance with Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distribution, to satisfy the preferential rights upon dissolution of holders of K Shares, K-I Shares and K-T Shares shall not be added to our total liabilities for these purposes. Subject to the preceding, our board of directors will determine the amount of distributions we will pay to our stockholders. We have not established a minimum distribution level.
Conflicts of Interest
PHA will experience potential conflicts of interest in connection with the management of our business affairs, including the following:
•
through a facilities, personnel, equipment, and cost sharing agreement between PHA and Sponsor (which we refer to as a cost sharing agreement), PHA utilizes employees from affiliated entities, including our Sponsor, in connection with various services, such as acquisitions, asset management, human resources, accounting, tax, valuation, information technology services, office space, employees, compliance, and legal;

•
PHA shares personnel with its affiliates, and such personnel must determine which investment opportunities to recommend to us or another program or joint venture managed by PHA or an affiliate, and must determine how to allocate resources among us and any other future programs or investments managed by PHA or its affiliates;

•
PHA, our property manager, their affiliates, and their employees share resources and allocate their time between us and the other real estate investment projects and business activities in which they may be involved;

•
PHA may structure the terms of joint ventures between us and programs sponsored by our Sponsor’s affiliates;

•
PHA and its affiliates will have to allocate their time between us and other real estate programs and activities in which they are involved;

•
PHA and its affiliates receive fees in connection with the purchase, management, and sale of our properties, regardless of the quality of the property acquired or the services provided to us;

•
due to the apparent preference of public markets for internally managed companies, a decision to list our shares on a national securities exchange could be preceded by a decision to become internally managed. Given PHA’s familiarity with our assets and operations, we could prefer to become internally managed by acquiring PHA. Even though PHA will not receive internalization fees, such an internalization transaction could result in significant payments to affiliates of PHA irrespective of whether our stockholders received the returns on which we have conditioned other back-end compensation, and we would not be required to seek a stockholder vote to become internally managed; and

•
all of our officers will face these conflicts because of their affiliation with PHA.

Regulations
Our investments are subject to various federal, state, and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
Seasonality
The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties, and other hotel properties we may acquire, may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays as there is less business travel on such dates. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions.
Employees
We have no paid employees. The employees of PHA or its affiliates provide management, acquisition, advisory and certain administrative services for us. Pursuant to our advisory agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2018, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.
Environmental Matters
All real properties and the operations conducted on real properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of all properties that we acquire. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability for third-party bodily injury and property damage claims.
Available Information
We are subject to the reporting and information requirements of the Exchange Act and, accordingly, we file Annual Reports, Quarterly Reports, and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filing, may be obtained free of charge from our website, https://www.prochotelreit.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC. Access to these filings is free of charge.

Item 1A.
Risk Factors

A smaller reporting company is not required to provide the information required by this Item.
Item 1B.
Unresolved Staff Comments

We have no unresolved staff comments.
Item 2.
Properties

Our principal executive offices are located at 1140 Reservoir Avenue, Cranston, Rhode Island, 02920. We do not have an address separate from our Sponsor and PHA.
As of December 31, 2018, we owned interests in three select-service hotel properties located in three states with a total of 346 rooms. For more information on our hotel properties, see Item 1, “Business — Real Estate Portfolio” of this Annual Report.
Indebtedness
For a discussion of our indebtedness, see Note 5 — “Mortgage Notes Payable” and Note 8 — “Related Party Transactions”, to the consolidated financial statements that are a part of this Annual Report.
Item 3.
Legal Proceedings

We are not currently subject to any material legal proceedings and, to our knowledge, no material legal proceedings are threatened against the Company. From time to time, we may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.
Item 4.
Mine Safety Disclosures

Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
As of March 20, 2019, we had approximately 2,302,027 shares of common stock outstanding held by a total of approximately 312 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
No public trading market currently exists for our shares of common stock and we currently have no plans to list our shares on a national securities exchange. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Unless we list our shares on a national securities exchange, we do not expect that a public market for the shares will develop.
Pursuant to our Public Offering, we are publicly offering K Shares, K-I Shares and K-T Shares, at an offering price of  $10.00 per K Share, $9.30 per K-I Share and $10.00 per K-T Share in the primary offering, and $9.50 per K Share, $9.50 per K-I Share and $9.50 per K-T Share pursuant to our DRIP.
To assist the Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons that participated in our public offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, PHA will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated NAV per share of  $10.00 per each of the K Shares, K-I Shares and K-T Shares, as of February 28, 2018 (the “NAV Pricing Date”).
The estimated NAV per share of each of our K Shares, K-I Shares and K-T Shares is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of the NAV Pricing Date.
The estimated NAV per share was determined after consultation with PHA and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the audit committee. The audit committee, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) in April 2013, in addition to SEC guidance. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the estimated value per share, we can give no assurance that:
•
a stockholder would be able to resell his or her shares at the estimated NAV per share;

•
stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•
our shares of common stock would trade at the estimated NAV per share on a national securities exchange;

•
an independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per share; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the estimated NAV per share at least annually.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated NAV per share of each of our share classes, see our Registration Statement on Form S-11 (File No. 333-217578).
Distribution Information
We will elect to qualify as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018. To qualify as a REIT, we are required to distribute 90% of our annual taxable income, determined without regard to the dividends-paid deduction and by excluding net capital gains, to our stockholders. Generally, distributions that our stockholders receive will be taxed as ordinary income to the extent they are from current or accumulated earnings and profits. To the extent that we pay distributions, and such distributions exceed our current and accumulated earnings and profits, such excess distributions will be treated first as a return of capital to the extent of a stockholder’s tax basis in his or her shares and then as capital gain. Our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings. We have not established a minimum distribution level.
We authorized payment of distributions to the holders of K Shares based on daily record dates for each day during the period commencing July 1, 2017 through December 31, 2018. The distributions were calculated at a rate of  $0.0016438356 per K Share per day, which if paid each day over a 365-day period is equivalent to a 6.00% annualized distribution rate based on a purchase price of  $10.00 per share of K Shares. There were no distributions accrued or paid for K-I Shares, K-T Shares or shares of Class A common stock as of December 31, 2018. We did not issue any shares pursuant to the DRIP during the year ended December 31, 2018.
Distributions paid, on a quarterly basis, during the year ended December 31, 2018, are as follows:
Quarter Ended	Date Paid	Distribution Amount
June 30, 2017	October 6, 2017	$5,724
September 30, 2017	October 27, 2017	27,399
December 31, 2017	February 9, 2018	61,071
March 31, 2018	May 29, 2018	102,690
June 30, 2018	August 23, 2018	147,590
September 30, 2018	October 25, 2018	183,082
Total K Share Distribution:		$527,556

The tax composition of our distributions declared for the year ended December 31, 2018 was as follows:
Ordinary Income	0%
Return of Capital	100%
Total	100%

For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”

Unregistered Sales of Equity Securities
On September 30, 2016, we commenced the Private Offering of K Shares and Units, which are comprised of four K Shares and one A Share, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act. At the termination of our Private Offering, we had sold approximately $15,582,755 in K Shares and A Shares (including A Shares sold to THR). We terminated the Private Offering prior to the SEC effective date of our Registration Statement relating to our Public Offering, or August 14, 2018. As of December 31, 2018, we had incurred $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering, which were paid to our dealer manager with proceeds from the issuance of A Shares.
On October 26, 2018, we sold an aggregate of  $1,500,000 in shares of Class A common stock, or 150,000 A Shares, to THR. Such sale was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act. No selling commissions, dealer manager fees or other organization and offering expenses were payable in connection with such sale. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K-I Shares, K Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K-I Shares, K Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.
Use of Proceeds
On August 14, 2018, our Registration Statement on Form S-11 (File No. 333-217579), covering a public offering of up to $550,000,000 in shares of our common stock, was declared effective under the Securities Act. We are offering up to $550,000,000 in shares of our common stock, including $500,000,000 in shares of our common stock pursuant to our primary offering, consisting of the following three share classes: K Shares at an initial offering price of  $10.00 per share (up to $125,000,000 in shares), K-I Shares at an initial offering price of  $9.30 per share (up to $125,000,000 in shares), and K-T Shares at an initial offering price of  $10.00 per share (up to $250,000,000 in shares), which reflect the estimated net asset value per share of each of the K Shares, K-I Shares, and K-T Shares as of February 28, 2018, and $50,000,000 in shares of our common stock pursuant to the DRIP at $9.50 per K Share (up to $12,500,000 in shares), $9.50 per K-I Share (up to $12,500,000 in shares) and $9.50 per K-T Share (up to $25,000,000 in shares).
From the commencement of the Public Offering through December 31, 2018, we sold 131,300 K Shares at a weighted average price of  $10.00 per share for gross proceeds of  $1,313,000, 12,233 K-I Shares at a weighted average price of  $9.48 per share for gross proceeds of  $116,000, 500 K-T Shares at a weighted average price of  $10.00 per share for gross proceeds of  $5,000, for total gross proceeds of $1,434,000 in the Public Offering.
From commencement of the Public Offering through December 31, 2018, we had incurred $130,746 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid for with proceeds from the issuance of A Shares to THR.
From inception through December 31, 2018, we recognized selling commissions, dealer manager fees and organization and other offering costs in the Private Offering as follows:
Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,058,501	Actual
Other organization and offering costs	1,083,912	Actual
Total	$2,142,413

The amounts above were charged against additional paid in capital on the balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Private Offering.

From inception through December 31, 2018, we recognized selling commissions, dealer manager fees, stockholder servicing fees and organization and other offering costs in the Public Offering as follows:
Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$130,746	Actual
Other organization and offering costs	309,354	Actual
Total	$440,100

The amounts above were charged against additional paid in capital on the balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.
As of December 31, 2018, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $15,934,442.
Subsequent to December 31, 2018 and through March 20, 2019, we sold approximately 276,673 K Shares at a weighted average price of  $9.92 per share for gross proceeds of  $2,744,775 and sold approximately 54,274 K-I Shares at a weighted average price of  $9.30 per share for gross proceeds of $504,773, for total gross proceeds of  $3,249,548 in the Public Offering.
We expect to use the net proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of December 31, 2018, we had an ownership interest in three hotel properties for a total purchase price of  $34,575,340, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering and borrowings.
Share Repurchase Program
We have a share repurchase program that may provide an opportunity for stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. Our share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. Stockholders are not required to sell their shares to us. The share repurchase program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the commencement of execution on a plan of liquidation, the listing of our K Shares, K-I Shares or K-T Shares (or successor security) on a national securities exchange, or our merger with a listed company. We cannot guarantee that a liquidity event will occur.
On October 26, 2018, our board of directors approved and adopted the Amended and Restated Share Repurchase Program (the “A&R SRP”). The A&R SRP provides that (i) we will not repurchase in excess of 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). Additionally, in the event that any stockholder fails to maintain a minimum balance of  $2,000 of K Shares, K-I Shares or K-T Shares, we may repurchase all of the shares held by that stockholder at the NAV repurchase price in effect on the date we determine that the stockholder has failed to meet the minimum balance, less any applicable repurchase discount. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV.
In addition, our repurchase of any shares will be limited to the extent that the we do not have, as determined in the board of directors’ discretion, sufficient funds available to fund any such repurchase. Most of our assets will consist of properties which cannot be readily liquidated without affecting our ability to realize full value upon their disposition. Therefore, we may not have sufficient liquid resources to satisfy all repurchase requests. In addition, the board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice to stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.
In the event we cannot repurchase all shares presented for repurchase in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may repurchase, we would give first priority to the repurchase of deceased stockholders’ shares. We would next give priority to (i) requests of stockholders with “qualifying disabilities” (as defined in the A&R SRP), and in the discretion of our board of directors, stockholders with another involuntary exigent circumstance, such as bankruptcy, and (ii) next, to requests for full repurchases of accounts with a balance of 100 or less shares at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining quarterly repurchase requests on a pro rata basis. Unfulfilled requests will be carried over automatically to subsequent repurchase periods unless a stockholder withdraws a request pursuant to the terms of the A&R SRP.
Repurchases of K Shares, K-I Shares and K-T Shares will be made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Valid repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to five business days prior to the Repurchase Date.
No shares can be repurchased under our A&R SRP until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder. Additionally, any shares purchased pursuant to our DRIP will be excluded from the one-year holding requirement. For stockholders that have made more than one purchase of K Shares, K-I Shares or K-T Shares in our Public Offering and/or Private Offering, the one-year holding period will be calculated separately with respect to each such purchase. Repurchases of our K Shares, K-I Shares, and K-T Shares, when requested, are at our sole discretion and generally will be made quarterly. Shares repurchased under our share repurchase program will become unissued shares and will not be resold unless such sales are made pursuant to transactions that are registered or exempt from registration under applicable securities laws. We will not pay our Sponsor, board of directors, PHA or their affiliates any fees to complete transactions under the share repurchase program.
The per share repurchase price will depend on the length of time the stockholder has held such shares as follows:
Share Purchase Anniversary	Repurchase Price on Repurchase Date
Less than 1 year	No Repurchase Allowed
1 year	92.5% of most recent estimated per share NAV
2 years	95.0% of most recent estimated per share NAV
3 years	97.5% of most recent estimated per share NAV
4 years	100.0% of most recent estimated per share NAV
In the event of a stockholder’s death or disability	100.0% of most recent estimated per share NAV
Notwithstanding the foregoing, pursuant to securities laws and regulations, at any time we are engaged in an offering, the repurchase amount shall never be more than the current offering price of such shares. Shares repurchased in connection with a stockholder’s bankruptcy or other exigent circumstance, in the sole discretion of our board of directors, within one year from the purchase date will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
The purchase price for repurchased shares will be adjusted for any stock dividends, combinations, splits, recapitalizations, or similar corporate actions with respect to our common stock. If we have sold any properties and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share repurchase price will be reduced by the net sale proceeds per share distributed to stockholders prior to the repurchase date to the extent such distributions are not used to pay accumulated, accrued and unpaid distributions on such K Shares, K-I Shares and K-T Shares. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will occur only upon the sale of a property and the subsequent distribution of net sale proceeds.
During the year ended December 31, 2018, we fulfilled repurchase requests and repurchased K Shares pursuant to our share repurchase program as follows:
Period	Total Number of Shares Requested to be Repurchased(1)	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
January 1, 2018 – January 31, 2018	—	$—	—	(2)
February 1, 2018 – February 28, 2018	—	$—	—	(2)
March 1, 2018 – March 31, 2018	—	$—	—	(2)
April 1, 2018 – April 30, 2018	—	$—	—	(2)
May 1, 2018 – May 31, 2018	—	$—	—	(2)
June 1, 2018 – June 30, 2018	2,500	$—	—	(2)
July 1, 2018 – July 31, 2018	7,500	$—	—	(2)
August 1, 2018 – August 31, 2018	—	$9.25	2,500	(2)
September 1, 2018 – September 30, 2018	10,000	$—	—	(2)
October 1, 2018 – October 31, 2018	—	$—	—	(2)
November 1, 2018 – November 30, 2018	—	$9.57	17,500	(2)
December 1, 2018 – December 31, 2018	—	$—	—	(2)
	20,000		20,000

(1)
We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which repurchase requests are received. There were no shares requested to be repurchased during the quarter ended December 31, 2018.

(2)
The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap).

During the year ended December 31, 2018, we repurchased approximately $190,625 of K Shares, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2018 repurchase date. No K-I Shares or K-T Shares were requested to be, or were, repurchased during the year ended December 31, 2018.
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. As December 31, 2018, we had no outstanding and unfulfilled repurchase requests. All repurchase requests for the year ended December 31, 2018 related to K Shares.
Item 6.
Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report. As used herein, the terms “we,” “our” and “us” refer to Procaccianti Hotel REIT, Inc., a Maryland corporation, our Operating Partnership, and to their respective subsidiaries.
Overview
We were formed on August 24, 2016, as a Maryland corporation that intends to quality as a REIT. We intend to use substantially all of the net proceeds from our ongoing Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments.
As a recently formed company, we have a limited operating history. Subscription proceeds from K Shares, K-I Shares and K-T Shares in our Private Offering and our Public Offering, as discussed below, have been and will be applied to investments in hotel properties or real estate-related investments relating to hotel properties. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our hotel properties. The number of properties and other assets we will acquire will depend upon the number of shares sold and the resulting amount of net proceeds available for investment in properties and other assets.
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
On September 30, 2016, we commenced a Private Offering of shares of Class K common stock, $0.01 par value per share, and Units, which are comprised of four K Shares and one share of Class A common stock, each $0.01 par value per share, for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of   $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act. PHA and its affiliates agreed to purchase shares of Class A common stock (separate from the purchase of Units), at $10.00 per share (A Shares). We terminated our Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units, in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of shares of A Shares to THR to fund organization and offering expenses associated with the K Shares and Units.
On August 14, 2018, the SEC declared our Registration Statement on Form S-11 effective, and we commenced our Public Offering to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K-I Shares, at an initial offering price of  $9.50 per share, K Shares, at an initial offering price of  $10.00 per share, and K-T Shares, at an initial offering price of  $10.00 per share, which reflect the estimated net asset value per share of each of the K-I Shares, K Shares, and K-T Shares as of February 28, 2018, and $50,000,000 in shares of common stock pursuant to our distribution reinvestment plan, at $9.50 per K-I Share, $9.50 per K Share and $9.50 per K-T Share. On November 16, 2018, we revised the offering price per K-I Share from $9.50 to $9.30 per K-I Share. Since the commencement of the Public Offering and as of December 31, 2018, we received approximately $1,434,000 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering. Additionally, we received $1,500,000 from the sale of A Shares to THR. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K-I Shares, K Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K-I Shares, K Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.
As of March 20, 2019, we had sold 1,661,590 K Shares, 66,517 K-I Shares, 510 K-T Shares and 468,410 A Shares in all our offerings for gross proceeds of  $16,456,435, $620,873, $5,100 and $4,684,095, respectively, and $21,766,503 in the aggregate, including 6 K Shares and 118 K-I Shares issued pursuant to our DRIP, for gross offering proceeds of  $1,176.
We expect to sell the shares of our common stock offered in the Public Offering over a two-year period. If we have not sold all of the shares to be offered in the Public Offering within two years from the effective date of the Registration Statement, we may continue the Public Offering until August 14, 2021. We may, in our sole discretion, terminate the Public Offering at any time.
If our board of directors determines that it is in our best interest, we may conduct follow-on public offerings upon the termination of the Public Offering. Our charter does not restrict our ability to conduct offerings in the future.
S2K Financial LLC is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our advisory agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2018, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.
Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own hotel properties will lease the hotel properties to one or more taxable REIT subsidiaries (“TRSs”). A TRS is a corporate subsidiary of a REIT that jointly elects, with the REIT, to be treated as a TRS of the REIT, and that pays federal income tax at regular corporate rates on its taxable income. The TRSs will enter into any franchise agreements to brand our hotels and will generally enter into property management agreements with one or more affiliated property management companies. These may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, or TPG Hotels & Resorts, Inc.’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates or designees of TPG. We expect our property manager will operate and manage all or substantially all of our hotel properties.
We anticipate that we will acquire properties with property management agreements that can be terminated with little or no cost. In such cases, our TRSs will enter into property management agreements with one or more property management companies affiliated with our Sponsor. We expect our property manager will operate and manage all or substantially all of our hotel properties. We collectively refer to TPG and other property management companies affiliated with our Sponsor as our property manager.
PHA and affiliated property managers will be entitled to receive fees during the acquisition and operational stages of the Company, and PHA may be eligible to receive fees during the liquidation stage of the Company. S2K Financial LLC has received and will continue to receive fees for services related to offering our securities.
Substantially all of our business will be conducted through the Operating Partnership, a Delaware limited partnership wholly-owned by us. We are the sole general partner of the Operating Partnership.
During the year ended December 31, 2017, we entered into an option agreement pursuant to which we had the right to acquire up to a 51% interest in PCF, an affiliated entity that owns two select service hotel properties, the Staybridge Suites St. Petersburg Downtown in St. Petersburg, FL and the Springhill Suites

Wilmington Mayfaire in Wilmington, NC. PCF is controlled by an affiliate of PHA. We exercised our option under the option agreement on March 29, 2018, and we purchased a 51% membership interest in PCF for $8,331,899, which is comprised of the purchase price of  $8,029,519 plus $302,380 in closing costs.
On August 15, 2018, we acquired a fee simple interest in the Hotel Indigo Traverse City (“TCI”), a 107-room, select-service hotel property located in Traverse City, Michigan for a purchase price of $26,050,000, exclusive of closing costs and typical hotel closing date adjustments. We accounted for the transaction as an asset acquisition.
We will make an election to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.
Market Outlook
Generally, we believe the overall U.S. economy has continued to improve since the previous recession in 2008 and 2009. Since then, the hospitality industry has continued to produce strong and consistent growth fueled by increases in business and leisure travel and increases in overall consumer confidence, as evidenced by record levels of occupancy (as reported by multiple industry sources). Additionally, fundamental key indicators regarding domestic and global travel remain strong and, according to industry experts, are projected to remain at or above the long-term averages. Historically, the hospitality industry has been nimble by synchronizing its brand offerings with demographic shifts and evolving consumer preferences. Industry data indicates that millennials, baby boomers, and business travelers alike are frequenting hotels commonly categorized as select-service and focused-service properties. Furthermore, it is generally accepted in the hospitality industry that select-service hotels remain the fastest growing segment of the hospitality industry. We believe the hospitality industry is uniquely-positioned, through its select-service brands and their intrinsic streamlined operating models, to experience continued success based upon changes in millennial spending, baby boomer spending, and the emerging global middle class. In summary, we believe the combination of these factors will allow experienced hoteliers to grow room rate, revenues, and operating profits.
Review of our Investment Policies
Our board of directors, including our independent directors, has reviewed our investment policies described in this Annual Report and our Registration Statement and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) the executive officers, directors and affiliates of PHA have expertise with the type of real estate investments we seek; and (4) borrowings should enable us to purchase assets and earn income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report.
Income Taxes
We will elect to be taxed as a REIT under the Code and intend to operate as such during the taxable year ended December 31, 2018. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we will not be subject to federal income tax to the extent we make distributions to our stockholders equal to or in excess of our taxable income. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.
We lease the hotels that we acquired to our wholly owned TRSs that are subject to federal, state and local income taxes.
We account for income taxes of our TRSs using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance for net deferred tax assets that are not expected to be realized.
We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of December 31, 2018.
The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have not been assessed interest or penalties by any major tax jurisdictions. We have tax years 2016 through 2018 remaining subject to examination by various federal and state tax jurisdictions.
Real Estate Purchase Price Allocation
Upon the acquisition of hotel properties, we evaluate whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions, we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings, improvements, and furniture, fixtures and equipment, and any assumed debt based on their fair value. For asset acquisitions, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, we expense transaction costs associated as incurred and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability.
The tangible assets acquired consist of land, buildings, improvements, furniture, fixtures and equipment. We utilize independent appraisals, as well as hotel construction costs and other available market date, to assist in the determination of the fair values of the tangible assets of an acquired property.

We determine the fair value of any assumed debt by calculating the net present value of the scheduled mortgage payments using methods similar to those used by independent appraisers, including using a discounted cash flow analysis that uses appropriate discount or capitalization rates and available market information where applicable. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.
In allocating the purchase price of each of our properties, we make assumptions and use various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. Many of these estimates are obtained from independent third-party appraisals. However, we are responsible for the source and use of these estimates. These estimates are based on judgment and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of our hotel properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in our consolidated financial statements. These variances could be material to our results of operations and financial condition.
Impairment of Long-Lived Assets
We review long-lived assets and certain identifiable intangibles, including franchise agreements with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report.
Results of Operations
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2018 and 2017. As of December 31, 2017, we had not commenced real estate operations and did not own any hotel properties. Because we did not own any hotel properties and had not commenced real estate operations as of December 31, 2017, our results of operations for the year ended December 31, 2017 are not directly comparable to those for the year ended December 31, 2018. In general, we expect that our income and expenses related to our real estate investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in our Registration Statement, as amended and supplemented from time to time, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.
Room revenue
We expect the majority of our revenues to be derived from the operation of our hotel properties. Room revenue is the product of the number of rooms sold and the average daily room rate. Room revenue was $8,982,939 for the year ended December 31, 2018. There was no room revenue for the year ended December 31, 2017, as we did not own any hotel properties during this period. We expect that room revenue will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.

Food and beverage revenue
Food and beverage revenue was $962,471 for the year ended December 31, 2018. There was no food and beverage revenue for the year ended December 31, 2017, as we did not own any hotel properties during this period. These amounts are comprised of revenue realized in hotel food and beverage outlets as well as catering events. We expect that food and beverage revenue will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.
Other operating revenue
Other operating revenue was $210,566 for the year ended December 31, 2018. There was no other operating revenue for the year ended December 31, 2017, as we did not own any hotel properties during this period. These amounts include ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. We expect that other operating revenue will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.
Rooms and other property expenses
Rooms and other property expenses were $4,593,741 for the year ended December 31, 2018, and there were no rooms and other property expenses for the year ended December 31, 2017. These amounts include rooms, food and beverage, and other operating expenses which are primarily driven by the corresponding revenue account and occupancy. These amounts also include maintenance, utilities, franchise fees, property taxes and other taxes.
General and administrative
General and administrative expenses for the year ended December 31, 2018 were $2,591,380, which includes expenses at both the property and Company level. This balance is compared to $614,829 for the year ended December 31, 2017, which did not include any property level expenses as we did not own any hotel properties during this period. General and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, sales and marketing fees, audit fees, and other professional services fees.
Property management fees to affiliates
Property management fees to affiliates were $304,799 for the year ended December 31, 2018. There were no property management fees to affiliates for the year ended December 31, 2017. Property management fees are property level expenses equal to a certain percentage of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.
Other fees to affiliates
Other fees to affiliates were $724,933 for the year ended December 31, 2018. There were no other fees to affiliates for the year ended December 31, 2017. Other fees include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment. Payment of the acquisition fees is deferred until the occurrence of a liquidation event.
Acquisition costs
Acquisition costs relating to the purchase of a 51% interest in PCF were expensed as incurred, in accordance with Topic 810, and were $302,380 for the year ended December 31, 2018. There were no acquisition costs for the year ended December 31, 2017. Acquisition costs include closing costs associated with the purchase of hotel properties.

Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2018, was $1,304,207. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The Company did not own any assets during the year ended December 31, 2017.
Gain on acquisition
The $42,026 gain on acquisition for the year ended December 31, 2018, represents the gain incurred as a result of purchase of the 51% interest in PCF. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly.
Interest income or expense
Interest expense was $1,424,739 for the year ended December 31, 2018. Interest income was $1,481 for the year ended December 31, 2017. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor. Also included in interest expense are the amortization of deferred financing costs and debt discounts.
Unrealized loss on interest rate swap
Unrealized loss on our interest rate swap for the year ended December 31, 2018, was $146,690.
Income tax benefit or expense
We had an income tax benefit of  $22,266 for the year ended December 31, 2018. No income tax expense was recognized for the year ended December 31, 2017.
Net income or loss
For the year ended December 31, 2018, we had a net loss of  $1,172,601 compared to $613,348 for the year ended December 31, 2017. The increase in net loss of  $559,253 over the comparable prior year period was primarily due to an increase in operations as a result of the aforementioned acquisitions of hotel properties and increases to acquisition costs, other fees due to affiliates, and the unrealized loss on the interest rate swap.
Net income attributable to noncontrolling interest
Net income relating to noncontrolling interest for the year ended December 31, 2018, was $504,580. There was no net income relating to noncontrolling interest for the year ended December 31, 2017. This amount includes net income attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF.
Liquidity and Capital Resources
Our sources of funds are primarily the net proceeds of our Private Offering and Public Offering, operating cash flows and borrowings. Our principal demands for funds will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of the Private Offering and Public Offering. We intend to acquire our assets with cash, including proceeds from the Public Offering, and mortgage or other debt. PHA and its affiliates have agreed to purchase A Shares in a private placement in order to provide us with funds sufficient to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K-I Shares, K Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K-I Shares, K Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.
We expect to use debt financing as a source of capital. Our charter provides that the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in accordance with NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. We believe that cash from operations and net offering proceeds from the sale of common stock in the Public Offering are sufficient to meet our obligations over the next twelve months, including repayment of the $6,600,000 unsecured note from our Sponsor due in August 2019. We anticipate paying down this note with proceeds from the Public Offering. To the extent there is not sufficient cash to repay to note, we have the ability and intent to extend the maturity date. However, our ability to finance our operations is subject to some uncertainties. We do not intend to fund distributions from offering proceeds; however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from PHA, PHA’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use offering proceeds. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
During the year ending December 31, 2019, we plan to invest in upgrades and improvements that are normal in our course of business. We anticipate using cash on hand in our furniture, fixtures and equipment reserve accounts. Additionally, we plan to spend approximately $808,000 during the year ending December 31, 2019, in accordance with the property improvement plan in place at the Hotel Indigo Traverse City. The property improvement plan was put in place in accordance with the terms of the franchise agreement we entered into in connection with the acquisition of the Hotel Indigo Traverse City.
Sources and Uses of Cash
Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the year ended December 31, 2018. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the year ended December 31, 2018.
Cash Flows Provided by (Used in) Operating Activities
As of December 31, 2018, we owned an interest in three hotel properties. We did not own any hotel properties during the year ended December 31, 2017. During the year ended December 31, 2018, net cash used in operating activities was $635,424, compared to the net cash used in operating activities of  $211,296 for the year ended December 31, 2017. Our operating cash flows during the year ended December 31, 2018 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to affiliates and accounts payable and accrued liabilities. We expect cash used in operating activities to increase in future periods as a result of the acquisition expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Provided by (Used in) Investing Activities
Cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2018, net cash used in investing activities was $33,313,240 and was primarily the result of our acquisition of three hotel properties. During the year ended December 31, 2017, we had not used cash in any investing activities. Net cash used in investing activities during the year ended December 31, 2018 consisted of the following:
•
$6,739,673 of cash used for the acquisition of our interest in PCF, net of cash acquired;

•
$26,061,459 of cash used for the acquisition of TCI, net of cash acquired; and

•
$512,108 of cash used for improvements to real estate investments.

Cash Flows Provided by (Used in) Financing Activities
During the year ended December 31 2018, net cash provided by financing activities was $32,089,301, of which $10,898,960 represents proceeds received through the sale of common stock. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $753,787 for the year ended December 31, 2018. We received $17,836,000 of mortgage note proceeds relating to TCI offset by a $1,000,000 prepayment of the TCI mortgage notes payable and $223,510 of deferred financing costs incurred as a result of the TCI acquisition. Additionally, we received $6,694,194 in proceeds from loans from affiliates, of which $6,600,000 was used to fund the TCI acquisition and $61,071 was used to fund distributions to stockholders. We received $750,000 in proceeds from loans from the franchisor relating to key money at the St. Pete Hotel. An additional $494,433 of distributions was paid to stockholders with proceeds from operations. Cash flow from financing activities for the year ended December 31, 2018, also includes $1,394,375 of distributions to noncontrolling interest. During the year ended December 31, 2018, we repurchased $190,625 of outstanding common stock. Net cash flows provided by financing activities for the year ended December 31, 2017 was $5,590,535, which was the result of the issuance of  $6,017,995 of common stock offset with $427,460 of selling commissions and dealer manager fees.
Debt
We intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in properties, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing we utilize at any given time will be dependent upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to raise equity proceeds from the sale of our securities in the Public Offering, our ability to pay distributions, the availability of properties meeting our investment criteria, the availability of debt financing, and changes in the cost of debt financing. To help finance our initial acquisitions, we may utilize short-term borrowings. However, after our initial property acquisitions, as a general principle, we anticipate that the term of any debt financing we utilize will correspond to the anticipated holding period for the respective property.
We may repay borrowings under any future credit facility or under any future long-term mortgage debt with proceeds from the sale of properties, operating cash flow, long-term mortgage debt, proceeds from the Private Offering and the Public Offering, proceeds from any future offerings, or proceeds from any other future securities offerings.

Promissory Note
On August 15, 2018, in connection with the TCI acquisition, we received an unsecured loan from the Sponsor in the principal amount of  $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrues interest at the rate of 4.75% per annum and has a maturity date of August 16, 2019. The Promissory Note contains customary terms and conditions, including, without limitation, defaults for failure to pay and bankruptcy or insolvency proceedings. Upon the occurrence of a default, interest on the Promissory Note will accrue at an annual default interest rate equal to 2.0% above the stated interest rate. We anticipate using proceeds from the sale of K Shares, K-I Shares and K-T Shares to repay the Promissory Note. The Promissory Note was approved by a majority of our board of directors, including a majority of the independent directors.
Contractual Obligations
We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Management of PHA has reviewed our existing contracts and expects the risk of loss to us to be remote.
Our contractual obligations as of December 31, 2018 are as follows:
	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Outstanding debt obligations	$8,344,000	$15,659,752	$846,709	$23,272,732	$48,123,194
Interest payments on outstanding debt obligations	2,197,648	3,430,941	2,112,043	562,376	8,303,008
Total	$10,541,648	$19,090,693	$2,958,752	$23,835,109	$56,426,202

Inflation
As of December 31, 2018, out investments consisted of interests in three hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressure may, however, limit the operators’ ability to raise room rates. We are not currently experiencing any material impact from inflation.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.
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

Our board of directors has adopted a policy to refrain from funding distributions with offering proceeds; instead, we plan to fund distributions from cash flows from operations and capital transactions (other than the Public Offering or other securities offerings, but which may include the sale of one or more assets). However, our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings, and our board of directors has the ability to change our policy regarding the source of distributions. However, in accordance with Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distributions, to satisfy the preferential rights upon dissolution of holders of K-I Shares, K Shares and K-T Shares shall not be added to our total liabilities for these purposes. Subject to the preceding, our board of directors will determine the amount of distributions we will pay to our stockholders. We have not established a minimum distribution level.
We declared distributions to the holders of Class K shares based on daily record dates for each day during the period commencing July 1, 2017 through December 31, 2018. Distributions are currently calculated at a rate of  $0.0016438356 per Class K share per day, which if paid each day over a 365-day period is equivalent to a 6.00% annualized distribution rate based on a purchase price of  $10.00 per share of Class K common stock. There were no distributions declared or paid for Class K-I common stock, Class K-T common stock or Class A common stock as of December 31, 2018. As of December 31, 2018, there were no distributions declared or paid with respect to any DRIP shares.
We have paid the following distributions to holders of K Shares:
Quarter Ended	Date Paid	Distribution Amount
June 30, 2017	October 6, 2017	$5,724
September 30, 2017	October 27, 2017	27,399
December 31, 2017	February 9, 2018	61,071
March 31, 2018	May 29, 2018	102,690
June 30, 2018	August 23, 2018	147,590
September 30, 2018	October 25, 2018	183,082
Total K Share Distribution:		$527,556

The tax composition of our distributions declared for the year ended December 31, 2018 was as follows:
Ordinary Income	0%
Return of Capital	100%
Total	100%

Although the tax composition of such distributions may be a return of capital, distributions for the year ended December 31, 2017 were paid for with proceeds with loans from PHA and distributions for the year ended December 31, 2018 were paid for with gross cash flow from operations and loans from PHA.
Funds from Operations and Modified Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments and the corresponding expenses associated with that process are operational features of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”) an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income (loss) as determined under GAAP.

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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REIT, the IPA an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (“Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss); and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of operations. Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to PHA or its affiliates and third parties. Such fees and expenses will not be reimbursed by PHA or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, PHA or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations, and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.
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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2018 and 2017:
	For the Year Ended December 31,
	2018	2017
Reconciliation of net loss to MFFO:
Net loss	$(1,172,601)	$(613,348)
Depreciation and amortization	1,304,207	—
Amortization of deferred financing costs and debt discount as interest	53,011	—
Gain on acquisition	(42,026)	—
Noncontrolling interest:
Net income attributable to noncontrolling interest	(504,580)	—
Depreciation and amortization	(492,890)	—
FFO attributable to common stockholders	(854,879)	(613,348)
Acquisition fees and expenses	413,001	—
Unrealized loss on interest rate swap	146,690	—
MFFO attributable to common stockholders	$(295,188)	$(613,348)

Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into debt agreement and other agreements with PHA and its affiliates whereby we pay certain fees to, or reimburse certain expenses of, PHA or its affiliates for acquisition fees and expenses, asset management fees, disposition fees, property management fees, organization and offering costs and reimbursement of certain operating costs. Refer to Note 7 — “Related Party Transactions” to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
For a discussion of subsequent events, see Note 12 — “Subsequent Events” to the consolidated financial statements that are a part of this Annual Report.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.
Item 8.
Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this Annual Report.
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2018.
Item 9A.
Controls and Procedures

Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2018. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B.
Other Information

None.

PART III
Item 10.
Directors, Executive Offers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.
Item 11.
Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.
Item 14.
Principal Accountant Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

PART IV
Item 15.
Exhibits and Financial Statement Schedules

(a)
Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
A smaller reporting company is not required to provide the information required by this item.
(b)
Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).
Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).
3.2	Bylaws of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).
3.3	Third Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.3 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 14, 2018 and incorporated herein by reference).
4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018 and incorporated herein by reference).
4.2	Distribution Reinvestment Plan (included as Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018 and incorporated herein by reference).
10.1	Dealer Manager Agreement by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel REIT, L.P. and S2K Financial LLC, dated as of August 2, 2018 (included as Exhibit 1.1 to Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 3, 2018 and incorporated herein by reference).
10.2	First Amendment to Dealer Manager Agreement, dated November 16, 2018, by and among Procaccianti Hotel REIT, Inc., S2K Financial LLC, and Procaccianti Hotel REIT, L.P. (included as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 333-217578) filed with the SEC on November 16, 2018 and incorporated herein by reference).
10.3	Amended and Restated Advisory Agreement by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel REIT, L.P. and Procaccianti Hotel Advisors, LLC, dated as of August 2, 2018 (included as Exhibit 10.1 to Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 3, 2018 and incorporated herein by reference).
10.4	First Amendment to Amended and Restated Advisory Agreement, dated November 16, 2018, by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel Advisors, LLC, and Procaccianti Hotel REIT, L.P. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-217578) filed with the SEC on November 16, 2018 and incorporated herein by reference).

Exhibit No.	Description
10.5	Form of Procaccianti Hotel REIT, Inc. 2016 Restricted Share Plan (included as Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.6	Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P., dated August 26, 2016 (included as Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.7	Form of Indemnification Agreement entered into between Procaccianti Hotel REIT, Inc. and each of the following persons: James Procaccianti, Gregory Vickowski, Ron Hadar, Lawrence Aubin, Thomas R. Engel and Ronald S. Ohsberg (included as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.8	Limited Liability Company Agreement of Procaccianti Convertible Fund, LLC, dated April 21, 2017 (included as Exhibit 10.5 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.9	Assignment and Assumption Agreement, dated March 29, 2018, by and between Procaccianti Convertible Fund, LLC and Procaccianti Hotel REIT, Inc. (included as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.10	Purchase and Sale Agreement, by and between The Procaccianti Group, LLC and Grand Traverse Hotel Properties, LLC, dated March 8, 2018 (attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-217578) filed on August 21, 2018 and incorporated herein by reference).
10.11	Promissory Note, dated August 15, 2018, made by Procaccianti Hotel REIT, Inc. in favor of Procaccianti Companies, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).
10.12	General Assignment of Purchase and Sale Contract, dated August 15, 2018, by and between The Procaccianti Group, LLC and Procaccianti Hotel REIT, Inc. and its (indirect) subsidiaries PHR TCI OPCO SUB, LLC and PHR TCI, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).
10.13	Hotel Management Agreement, dated August 15, 2018, by and between PHR TCI OPCO SUB, LLC, as Owner, and PHR Traverse City Hotel Manager, LLC, as Manager (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).
10.14	Loan Agreement by and among PHR TCI, LLC, as Borrower, Citizens Bank, National Association, as Lender, the other lenders now or hereafter parties hereto, and Citizens Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, dated as of August 15, 2018 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).
10.15	Amended and Restated Loan Agreement, dated as of March 29, 2018, between PHR STPFL, LLC and PHR STPFL OPCO SUB, LLC, jointly and severally as Borrower, and Wells Fargo Bank, National Association, as Trustee for the benefit of the registered holders of JPMDB Commercial Mortgage Securities Trust 2017-C7, Commercial Mortgage Pass-Through Certificates, Series 2017-C7, as Lender (included as Exhibit 10.12 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).

Exhibit No.	Description
10.16	Amended and Restated Loan Agreement, dated as of March 29, 2018, between PHR WNC, LLC and PHR WNC OPCO SUB, LLC, jointly and severally, as Borrower and Wells Fargo Bank, National Association, as Trustee for the benefit of the holders of DBJPM 2017-C6 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2017-C6, as Lender (included as Exhibit 10.13 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.17	Management Agreement between PHR WNC OPCO SUB, LLC, as Owner, and PHR Wilmington Hotel Manager, LLC, as Manager, dated as of March 29, 2018 (included as Exhibit 10.14 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.18	Management Agreement between PHR STPFL OPCO SUB, LLC, as Owner, and PHR St. Petersburg Hotel Manager, LLC, as Manager, dated as of March 29, 2018 (included as Exhibit 10.15 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Consent of Robert A. Stanger & Co., Inc.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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

Item 16.
Form 10-K Summary

The Company has elected not to provide summary information.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Procaccianti Hotel REIT, Inc.
Date: March 22, 2019	By:	/s/ James A. Procaccianti
James A. Procaccianti Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ James A. Procaccianti James A. Procaccianti	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 22, 2019
/s/ Gregory Vickowski Gregory Vickowski	Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)	March 22, 2019
/s/ Lawrence A. Aubin Lawrence A. Aubin	Director	March 22, 2019
/s/ Thomas R. Engel Thomas R. Engel	Director	March 22, 2019
/s/ Ronald S. Ohsberg Ronald S. Ohsberg	Director	March 22, 2019

PROCACCIANTI HOTEL REIT, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Procaccianti Hotel REIT, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Procaccianti Hotel REIT, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and noncontrolling interests and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Boston, Massachusetts
March 22, 2019

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2018	December 31, 2017
ASSETS
Property and equipment, net	$64,781,045	$—
Cash	1,999,092	5,657,515
Restricted cash	1,799,060	—
Accounts receivable	194,707	—
Due from related parties	1,499,532	—
Prepaid expenses and other assets, net	454,526	—
Total Assets	$70,727,962	$5,657,515
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$41,078,124	$—
Accounts payable, accrued expenses and other, net	2,433,769	193,130
Due to related parties	7,503,357	33,123
Total Liabilities	51,015,250	226,253
Commitments and Contingencies
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,364,918 and 549,091 shares issued and outstanding, respectively	13,649	5,491
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 12,243 and 0 shares issued and outstanding, respectively	122	—
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 510 and 0 shares issued and outstanding, respectively	5	—
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 468,410 and 222,410 shares issued and outstanding, respectively	4,684	2,224
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	15,724,108	6,147,007
Cumulative loss	(2,368,768)	(691,587)
Cumulative distributions	(527,556)	(33,123)
Total Stockholders’ Equity	12,847,494	5,431,262
Noncontrolling interest	6,865,218	—
Total Equity	19,712,712	5,431,262
Total Liabilities and Stockholders’ Equity	$70,727,962	$5,657,515

The accompanying notes are an integral part of these consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2018	2017
Revenues
Rooms	$8,982,939	$—
Food and beverage	962,471	—
Other operating	210,566	—
Total revenues	10,155,976	—
Expenses
Rooms and other property expenses	4,593,741	—
General and administrative	2,591,380	614,829
Property management fees to affiliates	304,799	—
Other fees to affiliates	724,933	—
Acquisition costs	302,380	—
Depreciation and amortization	1,304,207	—
Total expenses	9,821,440	614,829
Gain on acquisition	42,026	—
Operating income (loss)	376,562	(614,829)
Interest income (expense)	(1,424,739)	1,481
Unrealized loss on interest rate swap	(146,690)	—
Net income (loss) before income taxes	(1,194,867)	(613,348)
Income tax benefit	22,266	—
Net income (loss)	(1,172,601)	(613,348)
Net income attributable to noncontrolling interest	504,580	—
Net income (loss) attributable to common stockholders	$(1,677,181)	$(613,348)
Net income (loss) attributable to Class K common stockholders – basic and diluted	$(1,116,034)	$(190,251)
Net income (loss) per Class K common share – basic and diluted	$(1.07)	$(1.22)
Weighted average number of Class K common shares outstanding – basic and diluted	1,044,787	156,250
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$(1,909)	$—
Net income (loss) per Class K-I common share – basic and diluted	$(1.05)	$—
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,817	—
Net income (loss) attributable to Class K-T common stockholders – basic and diluted	$(81)	$—
Net income (loss) per Class K-T common share – basic and diluted	$(1.24)	$—
Weighted average number of Class K-T common shares outstanding – basic and diluted	66	—
Net income (loss) attributable to Class A common stockholders – basic and diluted	$(350,595)	$(195,539)
Net income (loss) per Class A common share – basic and diluted	$(1.07)	$(1.22)
Weighted average number of Class A common shares outstanding – basic and diluted	328,812	160,219
Net income (loss) attributable to Class B common stockholders – basic and diluted	$(208,562)	$(227,557)
Net income (loss) per Class B common share – basic and diluted	$(1.67)	$(1.82)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

The accompanying notes are an integral part of these consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
	Common Stock										Additional Paid-in Capital	Cumulative Loss	Cumulative Distributions	Total Procaccianti Hotel REIT, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Class K		Class K-I		Class K-T		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	10,000	$100	—	$—	—	$—	85,200	$852	125,000	$1,250	$326,438	$(78,239)	$—	$250,401	$—	$250,401
Issuance of common stock	539,091	5,391	—	—	—	—	137,210	1,372	—	—	6,659,232	—	—	6,665,995	—	6,665,995
Commissions on sales of common stock and related dealer manager fees	—	—	—	—	—	—	—	—	—	—	(427,460)	—	—	(427,460)	—	(427,460)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(475,239)	—	—	(475,239)	—	(475,239)
Due from TPG Hotel REIT Investor, LLC	—	—	—	—	—	—	—	—	—	—	64,036	—	—	64,036	—	64,036
Net loss	—	—	—	—	—	—	—	—	—	—	—	(613,348)	—	(613,348)	—	(613,348)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(33,123)	(33,123)	—	(33,123)
BALANCE, December 31, 2017	549,091	5,491	—	—	—	—	222,410	2,224	125,000	1,250	6,147,007	(691,587)	(33,123)	5,431,262	—	5,431,262
Issuance of common stock	835,827	8,358	12,243	122	510	5	246,000	2,460	—	—	10,888,015	—	—	10,898,960	—	10,898,960
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(753,787)	—	—	(753,787)	—	(753,787)
Repurchase of common stock	(20,000)	(200)	—	—	—	—	—	—	—	—	(190,425)	—	—	(190,625)	—	(190,625)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(881,027)	—	—	(881,027)	—	(881,027)
Due from TPG Hotel REIT Investor, LLC	—	—	—	—	—	—	—	—	—	—	514,325	—	—	514,325	—	514,325
Purchase of PCF	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,755,013	7,755,013
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,677,181)	—	(1,677,181)	504,580	(1,172,601)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(494,433)	(494,433)	(1,394,375)	(1,888,808)
BALANCE, December 31, 2018	1,364,918	$13,649	12,243	$122	510	$5	468,410	$4,684	125,000	$1,250	$15,724,108	$(2,368,768)	$(527,556)	$12,847,494	$6,865,218	$19,712,712

The accompanying notes are an integral part of these consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,172,601)	$(613,348)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,304,207	—
Amortization of deferred financing costs and debt discount as interest	53,011	—
Amortization of key money loans	(21,645)
Gain on acquisition	(42,026)	—
Unrealized loss on interest rate swap	146,690
Non-cash expenses	—	236,797
Changes in operating assets and liabilities:
Accounts receivable	17,077	—
Due from related parties	(1,866,234)	—
Prepaid expenses and other assets	(22,812)	—
Accounts payable, accrued expenses and other	159,746	165,255
Due to related parties	809,163	—
Net cash used in operating activities	(635,424)	(211,296)
Cash Flows from Investing Activities:
Investment in PCF, net of cash acquired	(6,739,673)	—
Acquisition of hotel property, net	(26,061,459)	—
Capital improvements	(512,108)	—
Net cash used in investing activities	(33,313,240)	—
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	10,898,960	6,017,995
Payment of commissions and dealer manager fees and stockholder servicing fees	(753,787)	(427,460)
Proceeds from mortgage note	17,836,000	—
Payments of mortgage notes principal	(1,000,000)	—
Payment of deferred financing costs	(223,510)	—
Proceeds from loans from affiliates	6,661,071	33,123
Proceeds from loans from franchisors	750,000	—
Distributions to stockholders	(494,433)	(33,123)
Distributions to noncontrolling interest	(1,394,375)	—
Repurchase of common stock	(190,625)	—
Net cash provided by financing activities	32,089,301	5,590,535
Increase (decrease) in cash and cash equivalents and restricted cash	(1,859,363)	5,379,239
Cash and cash equivalents and restricted cash, beginning of period	5,657,515	278,276
Cash and cash equivalents and restricted cash, end of period	$3,798,152	$5,657,515

The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosure of Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:
	Year Ended December 31,
	2018	2017
Cash and cash equivalents	$1,999,092	$5,657,515
Restricted cash	1,799,060	—
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$3,798,152	$5,657,515

The Company paid the following amounts for interest and income taxes:
	Year Ended December 31,
	2018	2017
Cash paid for interest	$1,229,430	$—
Cash paid for income taxes	$562	$—
Supplemental Disclosure of Noncash Transactions
	Year Ended December 31,
	2018	2017
Issuance of Class A common stock to TPG Hotel REIT Investor, LLC	$—	$648,000
Offering costs paid to affiliate with Class A common stock	$(514,325)	$(475,239)
(Increase) Decrease in Due from TPG Hotel REIT Investor, LLC	$514,325	$64,036
The accompanying notes are an integral part of these consolidated financial statements

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
Note 1 — Organization and Description of Business
Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company expects to use the proceeds from its Private Offering (defined below) and Public Offering (defined below) to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. The Company will elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business will be conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership that is wholly-owned by the Company (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership.
As of December 31, 2018. The Company owned interests in three select-service hotels located in three states with a total of 346 rooms. For more information on the Company’s real estate portfolio, see Note 3 — “Investments in Hotels.”
On September 30, 2016, the Company commenced a private offering (“Private Offering”) of shares of Class K common stock, $0.01 par value per share (“K Shares”) and units, which are comprised of four K Shares and one share of Class A common stock, each with a $0.01 par value per share (“Units”), for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company terminated its Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units, in the Private Offering. Of the $15,582,755 in gross proceeds raised, $2,954,095 was from the sale of shares of Class A common stock (“A Shares”) to TPG Hotel REIT Investor, LLC (“THR”) to fund organization and offering expenses associated with the K Shares and Units. With the A Share proceeds from the Private Offering, the Company paid $782,705 in selling commissions, $275,794 in dealer manager fees and recognized $1,083,912 in other offering costs for the duration of the Private Offering.
On August 14, 2018, the Company commenced its initial public offering (“Public Offering”) pursuant to a registration statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the U.S. Securities and Exchange Commission (“SEC”), to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: Class K common stock (“K Shares”), at an initial offering price of  $10.00 per K Share, Class K-I common stock, (“K-I Shares”), at an initial offering price of  $9.50 per K-I Share and Class K-T common stock, (“K-T Shares”), at an initial offering price of  $10.00 per K-T Share, which each reflect the estimated net asset value (“NAV”) per share of each of the K-I Shares, K Shares, and K-T Shares as determined by the Company’s board of directors as of February 28, 2018, and $50,000,000 in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”) at $9.50 per K-I Share, $9.50 per K Share and $9.50 per K-T Share. On November 16, 2018, the Company revised the offering price per K-I Share from $9.50 to $9.30 per K-I Share. Since the commencement of the Public Offering and through December 31, 2018, the Company received approximately $1,434,000 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering. Additionally, the Company received $1,500,000 from the sale of A Shares to THR from a private placement.
The Company expects to sell the shares of common stock offered in the Public Offering over a two-year period. If the Company has not sold all of the shares to be offered in the Public Offering within two years from the effective date of the Registration Statement, the Company may continue the Public Offering until August 14, 2021. The Company may, in its discretion, terminate the Public Offering at any time. If the Company’s board of directors determines that it is in the Company’s best interest, the Company may conduct follow-on public offerings upon the termination of this offering. The Company’s charter does not restrict its ability to conduct offerings in the future.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

The Company is managed by Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an Advisory Agreement by and among the Company, its Operating Partnership and PHA. PHA is an affiliate of the Company’s sponsor, Procaccianti Companies, Inc. (“Sponsor”).
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
As discussed in Note 3 — “Investments in Hotels”, the Company acquired a 51% interest in, and became a co-manager of, Procaccianti Convertible Fund, LLC (“PCF”) on March 29, 2018. The Company determined that PCF is a variable interest entity (“VIE”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company has the power to direct the activities that most significantly impact PCF’s performance and the obligation to absorb losses or the right to receive benefits from PCF that could be significant to PCF and is, therefore, the primary beneficiary of PCF and consolidates the accounts of PCF. The assets of PCF were $38,576,857 at December 31, 2018, and consist primarily of land, building, furniture, fixtures, and equipment. The liabilities of PCF were $25,816,260 at December 31, 2018, and consist primarily of long-term debt. The assets of PCF are available to satisfy PCF’s obligations.
The Company has no foreign operations or assets and its operating structure includes only one segment.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assumptions and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Investment in Real Estate
Investment in real estate is stated at cost, less accumulated depreciation. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.
Depreciation expense is computed using the straight-line and accelerated methods based upon the following estimated useful lives:
Building	39 years
Improvements	7 – 15 years
Furniture, fixtures and equipment	3 – 7 years
Real Estate Purchase Price Allocation
Upon the acquisition of hotel properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, improvements, and furniture, fixtures and equipment, and any assumed debt based on their fair value. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs associated as incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability.
The tangible assets acquired consist of land, buildings, improvements, furniture, fixtures and equipment. The Company utilizes independent appraisals, as well as hotel construction costs and other available market data, to assist in the determination of the fair values of the tangible assets of an acquired property.
The Company determines the fair value of any assumed debt by calculating the net present value of the scheduled mortgage payments using methods similar to those used by independent appraisers, including using a discounted cash flow analysis that uses appropriate discount or capitalization rates and available market information where applicable. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.
In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. Many of these estimates are obtained from independent third-party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates are based on judgment and subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s hotel properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.
Impairment of Long-Lived Assets
The Company reviews long-lived assets and certain identifiable intangibles, including franchise agreements with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
Derivative Financial Instruments
All derivative financial instruments are recorded at fair value in the Company’s consolidated balance sheet as an asset or liability. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The Company’s objective in using derivatives is to add stability to interest expense and to manage the Company’s exposure to interest rate movements or other identified risks.
Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as an unrealized gain or loss in the consolidated statements of operations.
Fair Value of Financial Instruments
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. The accompanying consolidated balance sheets include the following financial instruments: cash, restricted cash, accounts receivable and mortgage notes payable.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

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

In accordance with the guidance and methodology discussed in Note 3 — “Investments in Hotels”, the Company determined the fair value of the PCF mortgage notes payable acquired as of the acquisition date. The Company estimated the fair value of the PCF mortgage notes payable upon acquisition using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. These financial instruments are valued using Level 2 inputs.
As of December 31, 2018, the estimated fair value of the mortgage notes payable was $41,360,730, compared to the carrying value of  $41,270,591. These financial instruments are valued using Level 2 inputs.
Revenue Recognition
Revenue is generally recognized as services are performed. Revenue represents primarily rooms, food and beverage and other fees.
Cash and Cash Equivalents
Cash and cash equivalents represent cash on hand or held in banks and highly liquid investments with original maturities of three months or less.
Restricted Cash
The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At December 31, 2018, reserves for property taxes were $225,697 and reserves for capital improvements were $1,553,432. The Company also included $19,931 of guest advance deposits as restricted cash at December 31, 2018.
Accounts Receivable
The Company records its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write offs, collections and current credit conditions. Accounts are written off based on management’s evaluation of the collectability of each account resulting from collection efforts. The Company has determined that no allowance for doubtful accounts was necessary at December 31, 2018.
Prepaid Expenses and Other Assets
Prepaid expenses include prepaid insurance and hotel operating expenses. Other assets include inventories at the hotel properties, consisting of food and beverage, are valued at the lower of cost and net realizable value, using the FIFO (first-in first-out) method of accounting. Other assets also include the Company’s deferred income tax asset.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Deferred Franchise Fees
Franchise fee represents the initial franchise fee paid by the Company. The initial franchise fees of the agreements are recorded at cost and amortized on a straight-line basis over the term of the franchise agreements.
Deferred Financing Costs
Deferred finance fees are bank fees and other costs incurred in obtaining financing that are amortized on a straight-line basis over the term of the related debt. Deferred finance fees are presented as a direct reduction of the carrying amount of the mortgage notes payable on the consolidated balance sheet. Amortization of deferred finances fees is calculated using the straight-line method over the term of the related debt and is included in interest expense.
Organization and Offering Costs
Organization costs include, among other expenses, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. Offering costs primarily include, among other expenses, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous Public Offering of shares of its common stock. The Company charges organization and offering costs against additional paid in capital on the balance sheet as it raises proceeds in its continuous Public Offering.
Income Taxes
The Company will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such commencing with the taxable year ended December 31, 2018. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year following the year it initially elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to its stockholders.
Because the Company is prohibited from operating hotel properties pursuant to certain tax laws relating to its qualification as a REIT, the entities through which the Company owns hotel properties will lease the hotel properties to one or more taxable REIT subsidiaries (“TRSs”). A TRS is a corporate subsidiary of a REIT that jointly elects, with the REIT, to be treated as a TRS of the REIT, and that pays federal income tax at regular corporate rates on its taxable income.
The Company accounts for income taxes of its TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period prior to when the new rates become effective. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of December 31, 2018.
The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2016 through 2018 remaining subject to examination by various federal and state tax jurisdictions. For more information, see Note 10 — “Income Taxes.”
Presentation of Sales Tax
The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenue and expense.
Noncontrolling Interests
Noncontrolling interests represent the portion of equity in a consolidated entity held by owners other than the consolidating parent. Noncontrolling interests are reported in the consolidated balance sheet within equity, separately from stockholders’ equity. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interests are reported in the consolidated statement of operations.
Per Share Data
The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

The Company’s calculated earnings per share for the year ended December 31, 2018 and 2017, were as follows:
	Year Ended December 31,
	2018	2017
Net loss	$(1,677,181)	$(613,348)
Less: Class K Common Stock dividends declared and accumulated	627,188	94,194
Less: Class K-I Common Stock dividends declared and accumulated	1,123	—
Less: Class K-T Common Stock dividends declared and accumulated	29	—
Less: Class A Common Stock dividends declared and accumulated	198,027	96,132
Undistributed net loss	$(2,503,548)	$(803,674)
Class K Common Stock:
Undistributed net loss	$(1,743,222)	$(284,445)
Class K Common Stock dividends declared and accumulated	627,188	94,194
Net loss	$(1,116,034)	$(190,251)
Net loss per common share, basic and diluted	$(1.07)	$(1.22)
Weighted average number of common shares outstanding, basic and diluted	1,044,787	156,250
Class K-I Common Stock:
Undistributed net loss	$(3,032)	$—
Class K-I Common Stock dividends declared and accumulated	1,123	—
Net loss	$(1,909)	$—
Net loss per common share, basic and diluted	$(1.05)	$—
Weighted average number of common shares outstanding, basic and diluted	1,817	—
Class K-T Common Stock:
Undistributed net loss	$(110)	$—
Class K-T Common Stock dividends declared and accumulated	29	—
Net loss	$(81)	$—
Net loss per common share, basic and diluted	$(1.24)	$—
Weighted average number of common shares outstanding, basic and diluted	66	—
Class A Common Stock:
Undistributed net loss	$(548,622)	$(291,671)
Class A Common Stock dividends declared and accumulated	198,027	96,132
Net loss	$(350,595)	$(195,539)
Net loss per common share, basic and diluted	$(1.07)	$(1.22)
Weighted average number of common shares outstanding, basic and diluted	328,812	160,219
Class B Common Stock:
Undistributed net loss	$(208,562)	$(227,557)
Net loss per common share, basic and diluted	$(1.67)	$(1.82)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The main principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU No. 2014-09 on January 1, 2018. As the Company did not generate hotel revenues until March 29, 2018, there were no transition adjustments necessary. The adoption of ASU No. 2014-09 did not have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard effective January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. The Company applied the optional transition method in ASU No. 2018-11, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”), which requires entities to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the guidance requires a reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet. The Company adopted ASU No. 2016-18 on January 1, 2018. As a result, amounts included in restricted cash on the Company’s consolidated balance sheets are included with cash and cash equivalents on the consolidated statements of cash flows. A reconciliation of the totals in the statement of cash flows to the related caption in the balance sheet has been added as a supplemental disclosure to the Company’s consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU No. 2017-01”), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If it is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The Company adopted ASU No. 2017-01 on January 1, 2018. The Company will analyze future hotel acquisitions to determine if the transaction

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

qualifies as the purchase of a business or an asset. Transaction costs associated with asset acquisitions will be capitalized, while the same costs associated with a business combination will continue to be expensed as incurred. In addition, asset acquisitions will not be subject to a measurement period, as are business combinations.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820):Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU No. 2018-13”). The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at the balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are now eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company’s existing disclosures.
Note 3 — Investments in Hotels
The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2018:
Property Name	Date Acquired	Location	Ownership Interest	Contract Purchase Price(1)(2)	Rooms	Mortgage Debt Outstanding
Springhill Suites Wilmington Mayfaire	05/24/2017(1)	Wilmington, NC	51%	$18,000,000	120	$11,268,000
Staybridge Suites St. Petersburg	06/29/2017(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,325,000
Hotel Indigo Traverse City	08/15/2018	Traverse City, MI	100%	$26,050,000	107	$16,836,000(3)
(1)
Represents the date and contract price of PCF’s acquisition of the Springhill Suites property and the Staybridge Suites property. The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)
Contract purchase price excludes acquisition fees and costs.

(3)
Original principal loan balance was $17,836,000. In December 2018, the Company repaid $1,000,000 of the original outstanding principal balance.

Investments in hotel properties consisted of the following as of December 31, 2018:
December 31, 2018
Land	$7,987,069
Building and improvements	53,318,816
Furniture, fixtures, and equipment	4,759,475
Construction in progress	12,837
Total cost	66,078,197
Accumulated depreciation	(1,297,152)
Investment in hotel properties, net	$64,781,045

There were no hotel property investments as of December 31, 2017.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Depreciation expense for the year ended December 31, 2018 was $1,297,152. There was no depreciation expense for the year ended December 31, 2017.
Acquisition of PCF
On March 29, 2018, the Company became a co-manager of and acquired a 51% membership interest in PCF, for a purchase price of  $8,029,519 plus $302,380 in closing costs. The Company also incurred an acquisition fee of  $124,978 due to PHA (see Note 8 — “Related Party Transactions”). The Company financed the transaction with proceeds from the sale of K Shares and A Shares in the Private Offering.
PCF is a Delaware limited liability company formed on April 21, 2017, to acquire, own and operate two hotel properties. PCF acquired the Springhill Suites Wilmington, which is a 120-room hotel located in Wilmington, North Carolina, (the “Wilmington Hotel”) on May 24, 2017, and the Staybridge Suites St. Petersburg, which is a 119-room hotel located in St. Petersburg, Florida (the “St. Pete Hotel”) on June 29, 2017.
At December 31, 2018, the noncontrolling interest reported in the Company’s consolidated financial statements represents third parties’ aggregate 49% interest in PCF. As the Company invested in PCF on March 29, 2018, there is no noncontrolling interest presented for prior periods.
The Company concluded its investment in PCF was an asset acquisition in accordance with ASC 805, Business Combinations (“Topic 805”), as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets. In accordance with Topic 810, in an asset acquisition under the VIE model, the difference in the fair value of the assets acquired and consideration paid is recognized in the income statement as a gain or loss on the transaction. Costs incurred as part of the asset acquisition transaction are not considered a component of the consideration transferred nor capitalized as a part of the cost of the assets acquired. In accordance with this guidance, the fair value of the assets acquired and liabilities assumed in the acquisition were recorded by the Company as follows and $302,380 of acquisition costs were expensed:
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

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Acquisition of TCI
On August 15, 2018, the Company, through a wholly-owned subsidiary of its Operating Partnership, acquired a fee simple interest in a 107-room, select-service hotel property, the Hotel Indigo, located in Traverse City, Michigan (“TCI”) for a purchase price of  $26,050,000, exclusive of closing costs and typical hotel closing date adjustments. The Company also incurred an acquisition fee of  $413,001 due to PHA, see Note 8 — “Related Party Transactions”. The Company financed the transaction with a combination of (1) an unsecured loan made to the Company on August 15, 2018, by the Sponsor in the principal amount of $6,600,000 with an interest rate of 4.75% per annum, evidenced by a promissory note, (2) net proceeds from the Private Offering and (3) proceeds from a first mortgage loan in the principal amount of  $17,836,000, entered into on August 15, 2018.
The Company concluded that its investment in TCI was an asset acquisition in accordance with Topic 805. In accordance with this guidance, the Company capitalized $234,441 of acquisition costs. In addition, the Company adjusted the purchase price for a $41,000 credit received on the settlement statement relating to parking lot repairs required at TCI. The Company allocated the adjusted purchase price of $26,243,441 to the acquired assets, consisting of land, building, and furniture and fixtures, based on their relative fair values.
Fair Value at August 15, 2018
Land	$2,982,000
Building	22,377,124
Furniture and fixtures	884,317
Total acquired assets	$26,243,441

The Company utilized an independent appraisal, as well as hotel construction costs and other available market data, to assist in the determination of the fair values of the assets acquired.
Note 4 — Other Assets
Included in other assets at December 31, 2018, are franchise fees of  $214,923. The Company’s hotel properties each are operated pursuant to franchise agreements. The term of each current franchise agreement is for a 20 to 25-year period and the agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. For the year ended December 31, 2018, the Company amortized $7,056 of deferred franchise fees. These amounts are included in depreciation and amortization on the statement of operations.
The future amortization of deferred franchise costs as of December 31, 2018 is as follows:
Years Ending December 31,
2019	$10,476
2020	10,476
2021	10,476
2022	10,476
2023	10,476
Thereafter	155,487
Total	$207,867

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Note 5 — Mortgage Notes Payable
Included in mortgage notes payable at December 31, 2018, is a $13,325,000 mortgage payable secured by the St. Pete Hotel (the “St. Pete Note”), a $11,268,000 mortgage payable secured by the Wilmington Hotel (the “Wilmington Note”) and a $16,836,000 mortgage payable secured by TCI (the “TCI Note”).
The St. Pete Note requires monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of  $66,255 through July 1, 2024. The St. Pete Note is collateralized by the St. Pete Hotel, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.
The Wilmington Note requires monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of  $57,026 through June 1, 2024. The Wilmington Note is collateralized by the Wilmington Hotel, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.
The TCI Note was entered into on August 15, 2018 and had an original principal balance of $17,836,000. The Company repaid $1,000,000 in principal in December 2018. The TCI Note bears interest at a LIBOR plus 3.00%. On August 15, 2018, the effective date, TCI entered into an interest rate swap derivative contract with a notional amount of  $15,092,000 and a strike rate of 2.80%. The interest rate swap contract terminates on August 15, 2021. The notional amount covers all but $2,744,000 of the TCI Note (the “Paydown Amount”). As of February 27, 2019, the Company had prepaid the entire Paydown Amount. The TCI Note provides for interest only monthly payments until August 15, 2019; provided, however, the interest only period will be extended to maturity if the Paydown Amount is repaid prior to August 15, 2019. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by TCI, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.
The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default and at December 31, 2018, the Company was in compliance with such covenants.
Scheduled maturities of the mortgage notes payable as of December 31, 2018 are as follows:
Years Ending December 31,
2019	$1,744,000
2020	196,202
2021	15,504,070
2022	430,606
2023	449,976
Thereafter	23,104,146
Total	$41,429,000

Interest expense on mortgage notes payable for the year ended December 31, 2018 was $1,230,750. There was no interest expense for the year ended December 31, 2017.
Also included in mortgage notes payable as of December 31, 2018, is $403,887 of deferred financing costs and debt discounts. For the year ended December 31, 2018, the Company amortized $53,011 of deferred financing costs and debt discounts as interest expense.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

The future amortization of deferred financing costs and debt discounts as of December 31, 2018 is as follows:
Years Ending December 31,
2019	$103,477
2020	103,477
2021	72,434
2022	28,974
2023	28,974
Thereafter	13,540
Total	$350,876

Note 6 — Interest Rate Swap
The Company is exposed to certain risks relating to its ongoing business operations, including the effect of changes in interest rates. The Company has an interest rate swap agreement to manage interest rate risk exposure on $15,092,000 of the TCI Note due in 2021.
The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero.
The following table summarizes the terms of the outstanding interest rate swap agreement:
	Balance Sheet Location	Notional Amount as of December 31, 2018	Interest Rate(1)	Effective Date	Maturity Date	Fair Value of Liability as of December 31, 2018(2)
Interest rate swap	Accounts payable, accrued expenses and other, net	$15,092,000	5.80%	8/15/2018	8/15/2021	$(146,690)

(1)
The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium.

(2)
Changes in fair value are recorded as unrealized gain (loss) in the consolidated statements of operations as the Company did not designate this interest rate swap as a hedge. The Company valued the interest rate swap using Level 2 inputs.

Note 7 — Loans from Franchisors
Included in accounts payable, accrued expenses and other liabilities on the balance sheet at December 31, 2018, is $1,092,784 of net key money loans received from franchisors or assumed upon acquisition. In accordance with the loan agreement with the respective franchisor, funds were released to the applicable hotel properties upon completion of a change of ownership, property improvement plan, and inspection and subsequent approval of the completed work by the franchisor. The outstanding principal balances of the loans are reduced on a straight-line basis over the remaining life of the franchise agreement. As of December 31, 2018, the Company had received $750,000 in loans from franchisors relating to the St. Pete Hotel and assumed a liability of  $364,430 in connection with the TCI acquisition. During the year ended December 31, 2018, the Company recorded $1,114,430 in key money liabilities and amortized $21,646 as a reduction of franchise fees, which are included in rooms and other property expenses on the statement of operations.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Note 8 — Related Party Transactions
The Company entered into an amended advisory agreement on November 16, 2018, with PHA and the Operating Partnership (the “Advisory Agreement”), which amended and restated previous Advisory Agreements, dated August 2, 2018 and September 30, 2016. Pursuant to the Advisory Agreement, PHA oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, and other administrative services. PHA also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which include maintaining required financial records and preparing reports to stockholders and filings with the SEC. In addition, PHA assists an independent valuation firm and the Company’s board of directors in calculating and determining the Company’s NAV, and assists the Company in overseeing the preparation and filing of tax returns, payment of expenses and for the performance of administrative and professional services rendered to the Company by others. The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. The Company reimburses PHA for certain expenses and pays PHA certain fees pertaining to services provided.
Operating Expenses
The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2018, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.
Acquisition Fee
The Company will pay PHA acquisition fees as described below:
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
For the year ended December 31, 2018, the Company incurred $537,980 in acquisition fees. There were no acquisition fees incurred for the year ended December 31, 2017. Acquisition fees are included in other fees to affiliates on the statement of operations and in due to related parties on the balance sheet. Accrued interest on the outstanding acquisition fee was $15,080 for the year ended December 31, 2018, and is included in interest expense on the statement of operations and in due to related parties on the balance sheet.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Asset Management Fee
The Company will pay PHA asset management fees as described below:
Asset Management Fee:   Quarterly fee equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP, or the asset management fee. The adjusted cost will include the purchase price, acquisition expenses, capital expenditures, and other customary capitalized costs. The asset management fee will be payable quarterly in arrears, based on adjusted cost on the last date of the prior quarter, adjusted for appropriate closing dates for individual investments. Payment of the asset management fee will be deferred on a quarterly basis if at any time all accumulated, accrued, and unpaid distributions have not been paid in full to holders of the K Shares, K-I Shares, K-T Shares and any parity securities. Any such deferred asset management fees will accrue interest at a cumulative, non-compounded rate of 6% per annum.
For the year ended December 31, 2018, the Company incurred $186,953 in asset management fees. There were no asset management fees incurred for the year ended December 31, 2017. Asset management fees are included in other fees to affiliates on the statement of operations and in due to related parties on the balance sheet. Accrued interest on the outstanding asset management fees was $4,726 for the year ended December 31, 2018, and is included in interest expense on the statement of operations and in due to related parties on the balance sheet.
Disposition Fee
The Company will pay PHA disposition fees as described below:
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
There were no disposition fees incurred for the years ended December 31, 2018 and 2017.
Acquisition Expenses
The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of December 31, 2018, have been paid directly by the Company and there have been no reimbursements to PHA.
Organization and Offering Costs
Organization and offering costs include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. For more information regarding selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, see Note 9 — “Stockholders’ Equity”.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Certain organization and offering costs have been incurred by PHA on behalf of the Company. As of December 31, 2018, the total amount of organization and offering costs incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $5,096,672, of which $1,026,563 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payment to PHA of  $366,703. As of December 31, 2018, $2,446,625 is reimbursable to PHA and its affiliates by the Company in the future to the extent gross offering proceeds subject to the 15% cap are sufficient to do so.
The Company records organization and offering costs as charges against additional paid in capital on the balance sheet as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of December 31, 2018, the maximum amount allowed to be recognized by the Company in its financial statements in accordance with the rules established by the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company recognized organization and offering costs of  $1,634,814 and $902,699 for the years ended December 31, 2018 and 2017, respectively. Of the organization and offering costs recognized in the balance sheet, $514,325 and $475,239 were paid to PHA through the issuance of A Shares for the years ended December 31, 2018 and 2017, respectively.
Advances to PHA
During the year ended December 31, 2018, the Company advanced $730,000 to PHA for general and administrative expenses to be paid by PHA on behalf of the Company. Actual general and administrative expenses paid by PHA on behalf of the Company during the year ended December 31, 2018 were $392,253 and the excess amount advanced of  $337,747 is included in due from related parties in the consolidated balance sheets as of December 31, 2018.
During the year ended December 31, 2018, the Company advanced $1,499,967 to PHA for organization and offering costs expected to be recognizable through the termination of the Public Offering as permitted by the Advisory Agreement. The excess of the amount advanced over the $363,752 recognized as organization and offering costs during the year ended December 31, 2018 of  $1,136,215 is included in due from related parties in the consolidated balance sheets as of December 31, 2018.
Property Management Fee and Reimbursement
A wholly-owned subsidiary of PCF has entered into hotel management agreements with PHR St. Petersburg Hotel Manager, LLC (the “St. Pete Manager”) to operate and manage the St. Pete Hotel and with PHR Wilmington Hotel Manager, LLC (the “Wilmington Manager”) to operate and manage the Wilmington Hotel, including making all human resource decisions. The St. Pete Manager and the Wilmington Manager are related to PCF through common ownership. The term of each agreement is for 4 years commencing June 29, 2017 for the St. Pete Hotel and May 24, 2017 for the Wilmington Hotel. The employees of the hotels are employed by St. Pete Manager and Wilmington Manager; however, pursuant to the management agreements, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels. The St. Pete Manager and the Wilmington Manager are paid a base management fee equal to 3% of the respective hotel’s gross revenues. The St. Pete Manager and the Wilmington Manager will also be reimbursed for certain expenses and centralized service costs. A wholly-owned subsidiary of the Operating Partnership has entered into hotel management agreements with PHR Traverse City Hotel Manager, LLC (the “TCI Manager”) to operate and manage the Traverse City Hotel, including making all human resource decisions. The TCI Manager is related to TCI through common ownership. The term of the agreement is for 5 years commencing August 15, 2018. The employees of the hotels are employed by the TCI Manager, however, pursuant to the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotel. The TCI Manager is paid a base management fee equal to 3% of the hotel’s gross revenues. The TCI Manager will also be reimbursed for certain expenses and centralized service costs.
Aggregate property management fees earned for the year ended December 31, 2018 were $304,799, and are included in the property management fees to affiliates balance on the statement of operations. As of

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

December 31, 2018, $27,894 of accrued property management fees payable were included in due to related parties on the balance sheet. Aggregate net reimbursements for certain expenses for the year ended December 31, 2018 were $19,050. During the year ended December 31, 2018, the Company paid $173,373 to TPG Risk Services, LLC, an affiliate of the Company, for the reimbursement of prepaid insurance at the hotel properties. As of December 31, 2018, $3,891 of expense reimbursements were included in the due to related parties balance. There were no property management fees or expense reimbursements incurred for the year ended December 31, 2017.
Construction Management Fee
The Company will pay its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. Construction management fees incurred at during the year ended December 31, 2018, were $15,047 and capitalized as a part of the construction cost. There were no construction management fees incurred for the year ended December 31, 2017. During the year ended December 31, 2018, the Company reimbursed TPG Construction, LLC, an affiliate of the Company, $204,487 for capital expenditure costs incurred at the hotel properties. Included in the due from related parties balance at December 31, 2018, was $25,570 receivable from TPG Construction, LLC, relating to working capital requests to provide funding for vendors and contractor deposits at TCI.
Additional Service Fees
If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services shall be approved by a majority of the members of the Company’s board of directors, including a majority of the board’s independent directors. No such fees for additional services were incurred for the years ended December 31, 2018 and 2017.
Payment Upon Listing of Shares
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
Payment Upon a Merger or Acquisition Transaction
If the Company terminates the Advisory Agreement in connection with or in contemplation of a transaction involving a merger or acquisition, the Company would be obligated to pay PHA the amount PHA would be entitled to receive as if the Company liquidated and received net liquidation proceeds equal to the consideration paid to the stockholders in such transaction.
Payment Upon Other Advisory Agreement Termination
The Company may elect not to renew the Advisory Agreement. The Company has the right to terminate the Advisory Agreement without cause, or other than in connection with a listing of the Company’s shares or a transaction involving a merger or acquisition or other than for cause (“Non-cause Advisory Agreement Termination”). If a Non-cause Advisory Agreement Termination were to occur, the

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Company would be obligated to make a cash payment to PHA in the amount of any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, regardless of the value of the Company’s assets or net assets. The Company would be obligated to repurchase its A Shares for an amount equal to the greater of: (1) any accrued common ordinary distributions on the A Shares plus the stated value of the outstanding A Shares ($10.00 per A Share) or (2) the amount the holders of A Shares would be entitled to receive if the Company liquidated and received net liquidation proceeds equal to the fair market value (determined by appraisals as of the termination date) of the Company’s investments less any loans secured by such investments, limited in the case of non-recourse loans to the value of investments securing such loans. Any B Shares then outstanding would remain outstanding. The amounts payable on account of the repurchase of A Shares may be paid, in the discretion of a majority of the Company’s board of directors, including a majority of the Company’s independent directors, in the form of promissory notes bearing interest at the then-current rate, as determined in good faith by a majority of the Company’s independent directors.
Payment Upon Advisory Agreement Termination for Cause
If the Company terminates the Advisory Agreement for cause, the Company would not have a current obligation to make any payments to PHA or to S2K Servicing LLC, an affiliate of the dealer manager. However, any A Shares and B Shares held by them or their affiliates would remain outstanding. In addition, any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus any interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, would remain outstanding obligations, and the deferred fees would continue to accrue interest at a non-compounded annual rate of 6.0%. Such deferred fees and interest thereon would be payable upon a liquidation event.
Loans from Affiliates
The Company has combined subordinated promissory notes of  $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 2.80% for the year ended December 31, 2018. The maturity date of the notes is the date after all outstanding K Shares of the Company have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the balance sheet at December 31, 2018. Accrued interest was $2,642 year ended December 31, 2018, and is included in interest expense on the statement of operations and in due to related parties on the balance sheet.
On August 15, 2018, in connection with the TCI acquisition, the Company received an unsecured loan from the Sponsor in the principal amount of  $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrues interest at the rate of 4.75% per annum and has a maturity date of August 16, 2019. The Promissory Note contains customary terms and conditions, including, without limitation, defaults for failure to pay and bankruptcy or insolvency proceedings. Upon the occurrence of a default, interest on the Promissory Note will accrue at an annual default interest rate equal to 2.0% above the stated interest rate. As of February 27, 2019, the Company had prepaid the entire Paydown Amount on the TCI Note and the Company anticipates using proceeds from the sale of K Shares, K-I Shares and K-T Shares to prepay the Promissory Note. The Promissory Note was approved by a majority of the Company’s board of directors, including a majority of the independent directors. The principal amount is included in due to related parties on the balance sheet. Accrued interest for the year ended December 31, 2018 was $118,529 and is included in interest expense on the statement of operations and the unpaid accrued interest balance of  $26,626 as of December 31, 2018, is included in due to related parties on the balance sheet.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Note 9 — Stockholders’ Equity
Under the Company’s charter, the total number of shares of common stock authorized for issuance is 248,125,000 shares, consisting of 55,500,000 K Shares, 55,500,000 K-I Shares, 116,000,000 K-T Shares, 21,000,000 A Shares, and 125,000 shares of Class B common stock, with a par value of  $0.01 per share (“B Shares”).
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
As of December 31, 2018, under the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of  $12,398,660 from K Share issuances and $230,000 from A Share issuances, respectively. A Shares sold to unaffiliated investors were issued as part of a Unit. As of December 31, 2018, under the Public Offering, the Company had issued 131,300 K Shares, 12,233 K-I Shares, and 500 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of  $1,313,000 from K Share issuances, $116,000 from K-I Share issuances, and $5,000 from K-T Share issuances.
As of December 31, 2018, the Company had issued 315,410 A Shares to an affiliate of PHA, THR, for aggregate proceeds of  $3,154,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. As of December 31, 2018, there was no remaining receivable balance reflected in equity. As of December 31, 2018, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of  $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.
During the year ended December 31, 2018, the Company sold 835,827 K Shares to investors at a weighted average of  $9.95 per K Share for aggregate proceeds of  $8,317,760, 21,000 A Shares to unaffiliated investors for aggregate proceeds of  $210,000, or $10.00 per A Share, 12,243 K-I Shares for aggregate proceeds of  $116,100, or $9.48 per K-I Share, and 510 K-T Shares for aggregate proceeds of $5,100, or $10.00 per K-T Share. During the same period, the Company sold 225,000 A Shares to THR for aggregate proceeds of  $2,250,000, or $10.00 per share.
Subsequent to December 31, 2018 and through March 20, 2019, the Company sold approximately 276,673 K Shares to investors at a weighted average price of  $9.92 per K Share for gross proceeds of $2,744,775. The Company sold approximately 54,274 K-I Shares to investors at a weighted average price of $9.30 per K-I Share for gross proceeds of  $504,773.
PHA was obligated to purchase sufficient A Shares to fund payment of organization and offering expenses associated with the Private Offering, and is obligated to purchase sufficient A Shares to fund payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable NAV per K-I Share and the applicable offering price per K-I Share and any amount equal to any discount to the initial offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts). PHA’s obligation can be fulfilled by its affiliates, including the Sponsor or entities affiliated with the Sponsor.
The Company paid S2K Financial LLC, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The dealer manager will re-allow all selling commissions to participating broker-dealers. The Company also paid the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The dealer manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of December 31, 2018, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.
The Company pays S2K Financial LLC, as dealer manager of the Public Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The dealer manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering. The dealer manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees are generally be paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC (formerly known as Colony S2K Servicing LLC), or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of December 31, 2018, the Company recognized $130,740 of selling commissions and dealer manager fees in connection with the Public Offering.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

The Company will also pay S2K Financial LLC with respect to each K-T Share sold in the primary offering of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The dealer manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of December 31, 2018, the Company recognized $6 of stockholder servicing fees in connection with the Public Offering.
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
The Company has established a long-term incentive plan pursuant to which the Company’s board of directors (including independent directors), officer and employees, PHA and its affiliates and their respective employees, employees of entities that provide services to the Company, managers of the Company’s advisor or directors or managers of entities that provide services to the Company and their respective employees, certain of the Company’s consultants and certain consultants to PHA and its affiliates or entities that provide services to the Company and their respective employees may be granted incentive awards in the form of restricted stock, options, and other equity-based awards. No such incentive awards were granted for the years ended December 31, 2018 and 2017.
Share Repurchase Program and Redeemable Common Stock
The Company has a share repurchase program that may provide an opportunity for stockholders to have their shares of common stock repurchased by the Company, subject to certain restrictions and limitations. The Company’s share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to the Company, subject to restrictions and applicable law. Stockholders are not required to sell their shares to the Company. The share repurchase program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the commencement of execution on a plan of liquidation, the listing of the K Shares, K-I Shares or K-T Shares (or successor security) on a national securities exchange, or the Company’s merger with a listed company. The Company cannot guarantee that a liquidity event will occur.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

On October 26, 2018, the Company’s board of directors approved and adopted the Amended and Restated Share Repurchase Program (the “A&R SRP”). The A&R SRP provides that (i) the Company will not repurchase in excess of 5.0% of the weighted average number of K Shares, K-I Shares and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). Additionally, in the event that any stockholder fails to maintain a minimum balance of  $2,000 of K Shares, K-I Shares or K-T Shares, the Company may repurchase all of the shares held by that stockholder at the NAV repurchase price in effect on the date the Company determines that the stockholder has failed to meet the minimum balance, less any applicable repurchase discount. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the NAV.
In addition, the Company’s repurchase of any shares will be limited to the extent that the Company does not have, as determined in the Company’s board of directors’ discretion, sufficient funds available to fund any such repurchase. Most of the Company’s assets will consist of properties which cannot be readily liquidated without affecting the Company’s ability to realize full value upon their disposition. Therefore, the Company may not have sufficient liquid resources to satisfy all repurchase requests. In addition, the Company’s board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice to stockholders. Further, the Company’s board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.
In the event the Company cannot repurchase all shares presented for repurchase in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares it may repurchase, the Company would give first priority to the repurchase of deceased stockholders’ shares. The Company would next give priority to (i) requests of stockholders with “qualifying disabilities” (as defined in the A&R SRP), and in the discretion of the Company’s board of directors, stockholders with another involuntary exigent circumstance, such as bankruptcy, and (ii) next, to requests for full repurchases of accounts with a balance of 100 or less shares at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining quarterly repurchase requests on a pro-rata basis. Unfulfilled requests will be carried over automatically to subsequent repurchase periods unless a stockholder withdraws a request pursuant to the terms of the A&R SRP.
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
No shares can be repurchased under the Company’s A&R SRP until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder. Additionally, any shares purchased pursuant to the Company’s DRIP will be excluded from the one-year holding requirement. For stockholders that have made more than one purchase of K Shares, K-I Shares or K-T Shares in the Public Offering and/or Private Offering, the one-year holding period will be calculated separately with respect to each such purchase. Repurchases of K Shares, K-I Shares and K-T Shares, when requested, are at the Company’s sole discretion and generally will be made quarterly. Shares repurchased under the A&R SRP program will become unissued shares and will not be resold unless such sales are made pursuant to transactions that are registered or exempt from registration under applicable securities laws. The Company will not pay its Sponsor, board of directors, PHA or their affiliates any fees to complete transactions under the share repurchase program.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

The per share repurchase price will depend on the length of time the stockholder has held such shares as follows:
Share Purchase Anniversary	Repurchase Price on Repurchase Date
Less than 1 year	No Repurchase Allowed
1 year	92.5% of most recent estimated per share NAV
2 years	95.0% of most recent estimated per share NAV
3 years	97.5% of most recent estimated per share NAV
4 years	100.0% of most recent estimated per share NAV
In the event of a stockholder’s death or disability	100.0% of most recent estimated per share NAV
Notwithstanding the foregoing, pursuant to securities laws and regulations, at any time the Company is engaged in an offering, the repurchase amount shall never be more than the current offering price of such shares. Shares repurchased in connection with a stockholder’s bankruptcy or other exigent circumstance, in the sole discretion of the Company’s board of directors, within one year from the purchase date will be repurchased at a price per share equal to the price per share the Company would pay had the stockholder held the shares for one year from the purchase date.
The purchase price for repurchased shares will be adjusted for any stock dividends, combinations, splits, recapitalizations, or similar corporate actions with respect to the Company’s common stock. If the Company has sold any properties and have made one or more special distributions to stockholders of all or a portion of the net proceeds from such sales, the per share repurchase price will be reduced by the net sale proceeds per share distributed to stockholders prior to the repurchase date to the extent such distributions are not used to pay accumulated, accrued and unpaid distributions on such K Shares, K-I Shares and K-T Shares. The Company’s board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While the Company’s board of directors does not have specific criteria for determining a special distribution, the Company expects that a special distribution will occur only upon the sale of a property and the subsequent distribution of net sale proceeds.
During the year ended December 31, 2018, the Company fulfilled repurchase requests and repurchased K Shares pursuant to the share repurchase program as follows:
For the Quarter Ended	Total Number of Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share
March 31, 2018	—	—	$—
June 30, 2018	2,500	—	$—
September 30, 2018	17,500	2,500	$9.25
December 31, 2018	—	17,500	$9.57
	20,000	20,000

During the year ended December 31, 2018, the Company repurchased approximately $190,625 of K Shares, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2018 repurchase date. No K-I Shares or K-T Shares were requested to be, or were, repurchased during the year ended December 31, 2018.
The Company generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. As December 31, 2018, there were no outstanding and unfulfilled repurchase requests. All repurchase requests for the year ended December 31, 2018 related to K Shares.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Distributions
On January 30, 2018, the Company’s board of directors authorized the payment of distributions, with respect to each K Share outstanding as of December 31, 2017, to the holders of record of K Shares as of the close of business on February 6, 2018. The board of directors determined that, with respect to the K Shares outstanding as of December 31, 2017, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share since October 1, 2017, was $61,071, or $0.0016438356 per K Share per day. The board of directors further authorized the payment of such distributions, in the cumulative amount of  $61,071, which were paid in cash to the holders of K Shares on February 9, 2018. The distribution was funded by a subordinated promissory note of  $61,071 from PHA made on February 8, 2018. The terms of this note are detailed in Note 8 — “Related Party Transactions”.
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
Note 10 — Income Taxes
The Company recognized a consolidated income tax benefit of  $22,266 for the year ended December 31, 2018. This amount relates to the operations of the Company’s TRSs, which had a consolidated net loss for the year ended December 31, 2018. No income tax benefit or expense was recognized for the year ended December 31, 2017.
At December 31, 2018 the Company had net deferred tax assets of $132,350 due to net operating losses. The valuation allowance for such deferred tax assets as of December 31, 2018 was $132,350. The net change in the total valuation allowance was an increase of  $132,350 in 2018. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the intention to elect REIT status, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Note 11 — Commitments and Contingencies
Economic Dependency
The Company depends on PHA for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that PHA is unable to provide these services to the Company, the Company will be required to obtain such services from other sources, and the Company’s failure to identify such other sources could have an adverse impact on the Company’s financial condition and results of operations. The Company also depends upon the dealer manager for the sale of the Company’s shares of common stock in its offering.
Legal Matters
From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.
Environmental
All real properties and the operations conducted on real properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company intends to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of all properties that the Company acquires.
Note 12 — Subsequent Events
Distributions
On January 25, 2019, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2018, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on January 28, 2019. The board of directors determined that, with respect to the K Shares outstanding as of December 31, 2018, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Shares and K-T Shares since September 30, 2018, was $193,826, or $0.0016438356 per K Share per day, $1,123, or $0.0016438356 per K-I Share per day, and $29, or $0.0013698656 per K-T Share per day, respectively. Such distributions were paid to stockholders on January 31, 2019 ($193,802 was paid in cash and $52 and $1,123 was reinvested in shares of Class K shares of common stock and shares of Class K-I shares of common stock, respectively, pursuant to the DRIP).

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements

Board of Directors’ Shares
In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of   (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares will be awarded to each independent director upon his or her re-election at the 2019 annual meeting of stockholders.
TCI Note Prepayment
Subsequent to December 31, 2018, the Company made aggregate prepayments of  $1,744,000 on the TCI Note. As of February 28, 2019, there was no Paydown Amount balance remaining.