Form 10-Q
period 2019-03-31
PROCACCIANTI HOTEL REIT, INC.
filed 2019-05-10
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
N/A	N/A	N/A

As of May 7, 2019, there were 1,808,924 shares of the Registrant’s Class K common stock issued and outstanding, 149,052 shares of the Registrant’s Class K-I common stock issued and outstanding, 4,050 shares of the Registrant’s Class K-T common stock issued and outstanding, 468,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Property and equipment, net	$64,447,591	$64,781,045
Cash	2,225,525	1,999,092
Restricted cash	1,993,575	1,799,060
Accounts receivable	204,637	194,707
Due from related parties	1,520,690	1,499,532
Prepaid expenses and other assets, net	539,463	454,526
Total Assets	$70,931,481	$70,727,962

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$39,359,994	$41,078,124
Accounts payable, accrued expenses and other, net	3,035,638	2,433,769
Due to related parties	6,604,492	7,503,357
Total Liabilities	49,000,124	51,015,250

Stockholders' Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,663,570 and 1,364,918 shares issued and outstanding, respectively	16,636	13,649
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 66,517 and 12,243 shares issued and outstanding, respectively	665	122
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 510 shares issued and outstanding, respectively	5	5
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 468,410 shares issued and outstanding	4,684	4,684
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	18,669,523	15,724,108
Cumulative loss	(3,117,946)	(2,368,768)
Cumulative distributions	(722,534)	(527,556)
Total Stockholders' Equity	14,852,283	12,847,494
Noncontrolling interest	7,079,074	6,865,218
Total Equity	21,931,357	19,712,712
Total Liabilities and Stockholders' Equity	$70,931,481	$70,727,962

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Rooms	$3,170,512	$110,853
Food and beverage	286,738	833
Other operating	92,261	1,064
Total revenues	3,549,511	112,750

Expenses
Rooms	666,316	23,433
Food and beverage	250,758	-
Other property expenses	1,294,517	20,717
Property management fees to affiliates	106,617	3,382
Corporate general and administrative	464,388	186,541
Other fees to affiliates	87,411	125,499
Acquisition costs	-	302,380
Depreciation and amortization	544,401	11,630
Total expenses	3,414,408	673,582

Gain on acquisition	-	42,026

Operating income (loss)	135,103	(518,806)

Interest expense	(614,696)	(9,035)
Unrealized loss on interest rate swap	(68,743)	-
Net loss before income taxes	(548,336)	(527,841)
Income tax benefit	49,764	-
Net loss	(498,572)	(527,841)
Net income attributable to noncontrolling interest	250,606	22,244
Net loss attributable to common stockholders	$(749,178)	$(550,085)

Net income (loss) attributable to Class K common stockholders - basic and diluted	$(517,847)	$(379,458)
Net income (loss) per Class K common share - basic and diluted	$(0.34)	$(0.55)
Weighted average number of Class K common shares outstanding - basic and diluted	1,522,595	694,052

Net income (loss) attributable to Class K-I common stockholders - basic and diluted	$(10,835)	$(2)
Net income (loss) per Class K-I common share - basic and diluted	$(0.34)	$(0.70)
Weighted average number of Class K-I common shares outstanding - basic and diluted	31,863	4

Net income (loss) attributable to Class K-T common stockholders - basic and diluted	$(172)	$(2)
Net income (loss) per Class K-T common share - basic and diluted	$(0.34)	$(0.70)
Weighted average number of Class K-T common shares outstanding - basic and diluted	510	4

Net income (loss) attributable to Class A common stockholders - basic and diluted	$(159,316)	$(72,789)
Net income (loss) per Class A common share - basic and diluted	$(0.34)	$(0.27)
Weighted average number of Class A common shares outstanding - basic and diluted	468,410	266,132

Net income (loss) attributable to Class B common stockholders - basic and diluted	$(61,008)	$(97,833)
Net income (loss) per Class B common share - basic and diluted	$(0.49)	$(0.78)
Weighted average number of Class B common shares outstanding - basic and diluted	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTEREST

(Unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity

BALANCE, December 31, 2018	1,364,918	$13,649	12,243	$122	510	$5	468,410	$4,684	125,000	$1,250	$15,724,108	$(2,368,768)	$(527,556)	$12,847,494	$6,865,218	$19,712,712
Issuance of common stock	298,646	2,987	54,156	542	-	-	-	-	-	-	3,464,643	-	-	3,468,172	-	3,468,172
Issuance of common stock
pursuant to distribution
reinvestment plan	6	-	118	1	-	-	-	-	-	-	1,175	-	-	1,176	-	1,176
Commissions on sales of
common stock and related
dealer manager fees and
stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(304,574)	-	-	(304,574)	-	(304,574)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(215,829)	-	-	(215,829)	-	(215,829)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(749,178)	-	(749,178)	250,606	(498,572)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(194,978)	(194,978)	(36,750)	(231,728)
BALANCE, March 31, 2019	1,663,570	$16,636	66,517	$665	510	$5	468,410	$4,684	125,000	$1,250	$18,669,523	$(3,117,946)	$(722,534)	$14,852,283	$7,079,074	$21,931,357

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity

BALANCE, December 31, 2017	549,091	$5,491	-	$-	-	$-	222,410	$2,224	125,000	$1,250	$6,147,007	$(691,587)	$(33,123)	$5,431,262	$-	$5,431,262
Issuance of common stock	293,196	2,932	10	-	10	-	84,000	840	-	-	3,749,267	-	-	3,753,039	-	3,753,039
Commissions on sales of
common stock and related
dealer manager fees and
stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(259,734)	-	-	(259,734)	-	(259,734)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(303,192)	-	-	(303,192)	-	(303,192)
Due from TPG Hotel REIT
Investor, LLC	-	-	-	-	-	-	-	-	-	-	303,192	-	-	-	-	303,192
Purchase of PCF	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,755,013	7,755,013
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(550,085)	-	(550,085)	22,244	(527,841)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(61,071)	(61,071)	-	(61,071)
BALANCE, March 31, 2018	842,287	$8,423	10	$-	10	$-	306,410	$3,064	125,000	$1,250	$9,636,540	$(1,241,672)	$(94,194)	$8,313,411	$7,777,257	$16,090,668

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(498,572)	$(527,841)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	544,401	11,630
Amortization of deferred financing costs and debt discount as interest	25,870	-
Amortization of key money loans	(13,375)	-
Gain on acquisition	-	(42,026)
Unrealized loss on interest rate swap	68,743	-
Changes in operating assets and liabilities:
Accounts receivable	(9,930)	(46,115)
Due from related parties	(236,987)	(234,218)
Prepaid expenses and other assets	(87,555)	(1,642)
Accounts payable, accrued expenses and other	546,501	(72,015)
Due to related parties	301,135	155,872
Net cash provided by (used in) operating activities	640,231	(756,355)

Cash Flows from Investing Activities:
Investment in PCF, net of cash acquired	-	1,289,846
Capital improvements	(208,329)	-
Net cash provided by (used in) investing activities	(208,329)	1,289,846

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,468,172	3,753,039
Payment of commissions and dealer manager fees and stockholder servicing fees	(304,574)	(259,734)
Payments of mortgage notes principal	(1,744,000)	-
Proceeds from loans from affiliates	-	61,071
Payments of loans from affiliates	(1,200,000)	-
Distributions to stockholders	(193,802)	(61,071)
Distributions to noncontrolling interest	(36,750)	-
Net cash provided by (used in) financing activities	(10,954)	3,493,305

Increase in cash and cash equivalents and restricted cash	420,948	4,026,796

Cash and cash equivalents and restricted cash, beginning of period	3,798,152	5,657,515

Cash and cash equivalents and restricted cash, end of period	$4,219,100	$9,684,311

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$2,225,525	$902,325
Restricted cash	1,993,575	8,781,986
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$4,219,100	$9,684,311

The Company paid the following amounts for interest and income taxes:

	Three Months Ended March 31,
	2019	2018
Cash paid for interest	$565,718	$93,365
Cash paid for income taxes	$2,300	$400

Supplemental Disclosure of Noncash Transactions

	Three Months Ended March 31,
	2019	2018
Common stock issued pursuant to distribution reinvestment plan	$1,176	$-
Other offering costs paid to affiliates	$(215,829)	$(303,192)
Decrease in due from related parties	$215,829	$303,192
Investment in PCF	$-	$(8,029,519)
Due to noncontrolling interest	$-	$8,029,519

The accompanying notes are an integral part of these condensed consolidated financial statements

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company expects to use the proceeds from its Private Offering (defined below) and Public Offering (defined below) to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (“U.S.”). The Company will elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business will be conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership that is wholly-owned by the Company (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership.

As of March 31, 2019, the Company owned interests in three select-service hotels located in three states with a total of 346 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

On August 14, 2018, the Company commenced its initial public offering (“Public Offering”) pursuant to a registration statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the U.S. Securities and Exchange Commission (“SEC”), to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: Class K common stock (“K Shares”), at an initial offering price of $10.00 per K Share, Class K-I common stock, (“K-I Shares”), at an initial offering price of $9.50 per K-I Share and Class K-T common stock, (“K-T Shares”), at an initial offering price of $10.00 per K-T Share, which each reflect the estimated net asset value (“NAV”) per share of each of the K-I Shares, K Shares, and K-T Shares as determined by the Company’s board of directors as of February 28, 2018, and $50,000,000 in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”) at $9.50 per K-I Share, $9.50 per K Share and $9.50 per K-T Share. On November 16, 2018, the Company revised the offering price per K-I Share from $9.50 to $9.30 per K-I Share. Since the commencement of the Public Offering and through March 31, 2019, the Company received approximately $4,903,348 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $52 and $1,123 of gross proceeds from K Shares and K-I Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $1,500,000 from the sale of A Shares to THR from a private placement, the proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the differences between the applicable NAV per K-I Share and the applicable offering price per K-I Share and any amount equal to any discount to the initial offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

The Company acquired a 51% interest in, and became a co-manager of, Procaccianti Convertible Fund, LLC (“PCF”) on March 29, 2018. The Company determined that PCF is a variable interest entity (“VIE”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company has the power to direct the activities that most significantly impact PCF’s performance and the obligation to absorb losses or the right to receive benefits from PCF that could be significant to PCF and is, therefore, the primary beneficiary of PCF and consolidates the accounts of PCF. The assets of PCF were $39,274,240 at March 31, 2019, and consist primarily of land, building, furniture, fixtures, and equipment.  The liabilities of PCF were $25,721,659 at March 31, 2019, and consist primarily of long-term debt. The assets of PCF are available to satisfy PCF’s obligations.

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

Fair Value of Financial Instruments

Under GAAP, the Company is required to disclose certain financial instruments at fair value on a recurring basis. The accompanying consolidated balance sheets include the following financial instruments: cash, restricted cash, accounts receivable, accounts payable and mortgage notes payable.

The Company considers the carrying value of cash, restricted cash, accounts receivable and accounts payable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2019, the estimated fair value of the mortgage notes payable was $39,859,466, compared to the carrying value of $39,533,835. These financial instruments are valued using Level 2 inputs. The Company has an interest rate swap that is valued using level 2 inputs. For more information, see Note 5 – “Interest Rate Swap.”

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue represents primarily rooms, food and beverage, and other fees. The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenue and expense.

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At March 31, 2019, reserves for property taxes were $512,524 and reserves for capital improvements were $1,461,513. The Company also included $19,538 of guest advance deposits as restricted cash at March 31, 2019.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Income Taxes

The Company will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such commencing with the taxable year ended December 31, 2018. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year following the year it initially elects to be taxed as a REIT, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to its stockholders.

Because the Company is prohibited from operating hotel properties pursuant to certain tax laws relating to its qualification as a REIT, the entities through which the Company owns hotel properties will lease the hotel properties to one or more taxable REIT subsidiaries (“TRSs”). A TRS is a corporate subsidiary of a REIT that jointly elects, with the REIT, to be treated as a TRS of the REIT, and that pays U.S. federal income tax at regular corporate rates on its taxable income.

The Company accounts for income taxes of its TRSs using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period prior to when the new rates become effective. The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of March 31, 2019.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Noncontrolling Interest

Noncontrolling interest represents the portion of equity of PCF held by owners other than the Company. Noncontrolling interest is reported in the condensed consolidated balance sheet within equity, separately from stockholders’ equity. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest are reported in the condensed consolidated statement of operations.

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Non-vested shares of restricted Class K common stock totaling 1,500 K Shares as of March 31, 2019 held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s calculated earnings per share for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018

Net loss	$(749,178)	$(550,085)
Less: Class K Common Stock dividends declared and accumulated	225,280	163,753
Less: Class K-I Common Stock dividends declared and accumulated	4,716	1
Less: Class K-T Common Stock dividends declared and accumulated	77	1
Less: Class A Common Stock dividends declared and accumulated	69,299	135,504
Undistributed net loss	$(1,048,550)	$(849,344)
Class K Common Stock:
Undistributed net loss	$(743,127)	$(543,211)
Class K Common Stock dividends declared and accumulated	225,280	163,753
Net loss	$(517,847)	$(379,458)
Net loss per common share, basic and diluted	$(0.34)	$(0.55)
Weighted average number of common shares outstanding, basic and diluted	1,522,595	694,052
Class K-I Common Stock:
Undistributed net loss	$(15,551)	$(3)
Class K-I Common Stock dividends declared and accumulated	4,716	1
Net loss	$(10,835)	$(2)
Net loss per common share, basic and diluted	$(0.34)	$(0.70)
Weighted average number of common shares outstanding, basic and diluted	31,863	4
Class K-T Common Stock:
Undistributed net loss	$(249)	$(3)
Class K-T Common Stock dividends declared and accumulated	77	1
Net loss	$(172)	$(2)
Net loss per common share, basic and diluted	$(0.34)	$(0.70)
Weighted average number of common shares outstanding, basic and diluted	510	4
Class A Common Stock:
Undistributed net loss	$(228,615)	$(208,293)
Class A Common Stock dividends declared and accumulated	69,299	135,504
Net loss	$(159,316)	$(72,789)
Net loss per common share, basic and diluted	$(0.34)	$(0.27)
Weighted average number of common shares outstanding, basic and diluted	468,410	266,132
Class B Common Stock:
Undistributed net loss	$(61,008)	$(97,833)
Net loss per common share, basic and diluted	$(0.49)	$(0.78)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard effective January 1, 2019 and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. The Company applied the optional transition method in ASU No. 2018-11, “Leases”, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820):Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU No. 2018-13”). The ASU requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at the balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are now eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of March 31, 2019:

Property Name	Date Acquired		Location	Ownership Interest	Contract Purchase Price(1) (2)	Rooms	Mortgage Debt Outstanding
Springhill Suites Wilmington Mayfaire	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$11,268,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,325,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000	(3)

(1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites property and the Staybridge Suites property. The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)	Contract purchase price excludes acquisition fees and costs.

(3)	Original principal loan balance was $17,836,000. As of March 31, 2019, the Company repaid $2,744,000 of the original outstanding principal balance.

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Land	$7,987,069	$7,987,069
Building and improvements	53,318,817	53,318,816
Furniture, fixtures, and equipment	4,968,125	4,759,475
Construction in progress	12,515	12,837
Total cost	66,286,526	66,078,197
Accumulated depreciation	(1,838,935)	(1,297,152)
Property and equipment, net	$64,447,591	$64,781,045

Depreciation expense was $541,783 and $11,630 for the three months ended March 31, 2019 and 2018, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at March 31, 2019, is a $13,325,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Pete Note”), a $11,268,000 mortgage payable secured by the Springhill Suites Wilmington Mayfaire (the “Wilmington Note”) and a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”).

The St. Pete Note requires monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Pete Note is collateralized by the St. Pete Hotel, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

The Wilmington Note requires monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Wilmington Hotel, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

The TCI Note was entered into on August 15, 2018 and had an original principal balance of $17,836,000. On August 15, 2018, the Hotel Indigo Traverse City entered into an interest rate swap derivative contract with a notional amount of $15,092,000 and a strike rate of 2.80%. The interest rate swap contract terminates on August 15, 2021. The notional amount covers all but $2,744,000 of the TCI Note (the “Paydown Amount”). As of March 31, 2019, the Company had prepaid the entire Paydown Amount. The TCI Note bears interest at a LIBOR plus a LIBOR rate margin of 2.50% at March 31, 2019. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default and at March 31, 2019, the Company was in compliance with such covenants.

Interest expense on mortgage notes payable for the three months ended March 31, 2019 and 2018 was $499,278 and $9,035, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Also included in mortgage notes payable as of March 31, 2019, is $403,887 of deferred financing costs and debt discounts. For the three months ended March 31, 2019, the Company amortized $25,870 of deferred financing costs and debt discounts as interest expense.

Note 5 – Interest Rate Swap

On August 15, 2018, the Company entered into an interest rate swap derivative contract with a notional amount of $15,092,000 and a strike rate of 2.80%. The interest rate swap contract terminates on August 15, 2021. The notional amount covers all but the Paydown Amount on the TCI Note. The estimated fair value of the interest rate swap at March 31, 2019, is a liability of $215,433, which is included in the interest rate swap contract liability in the condensed consolidated balance sheet. Changes in the fair value of the interest rate swap are recorded as an unrealized gain (loss) in the condensed consolidated statement of operations, as the Company did not designate this interest rate swap as a hedge. For the three months ended March 31, 2019, the Company recognized an unrealized loss of $68,743 in the condensed consolidated statement of operations. The Company valued the interest rate swap using level 2 inputs.

Note 6 - Related Party Transactions

The Company entered into a first amendment to the advisory agreement on November 16, 2018, with PHA and the Operating Partnership, which amended the advisory agreement dated August 2, 2018 (the “Advisory Agreement”). Pursuant to the Advisory Agreement, PHA oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, and other administrative services. PHA also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which include maintaining required financial records and preparing reports to stockholders and filings with the SEC. In addition, PHA assists an independent valuation firm and the Company’s board of directors in calculating and determining the Company’s NAV, and assists the Company in overseeing the preparation and filing of tax returns, payment of expenses and for the performance of administrative and professional services rendered to the Company by others. The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. The Company reimburses PHA for certain expenses and pays PHA certain fees pertaining to services provided.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of March 31, 2019, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

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

There were no acquisition fees incurred for the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company incurred $124,978 in acquisition fees. Acquisition fees are included in other fees to affiliates on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheet. As of March 31, 2019, there were $537,980 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheet. Accrued interest on the outstanding acquisition fee was $7,959 for the three months ended March 31, 2019, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheet. Accrued interest on the acquisition fee for the three months ended March 31, 2018, was $63.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2019 and 2018, the Company incurred $87,411 and $521 in asset management fees, respectively. Asset management fees are included in other fees to affiliates on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheet. Accrued interest on the outstanding asset management fees was $4,060 for the three months ended March 31, 2019, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheet. There was no accrued interest on the asset management fee for the three months ended March 31, 2018.

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

There were no disposition fees incurred for the three months ended March 31, 2019 and 2018.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of March 31, 2019 and 2018 were paid directly by the Company and there have been no reimbursements to PHA.

Organization and Offering Costs

Organization and offering costs include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. For more information regarding selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, see Note 7 – “Stockholders’ Equity”.

Certain organization and offering costs have been incurred by PHA on behalf of the Company. As of March 31, 2019, the total amount of organization and offering costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $5,465,383, of which $1,026,563 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payment to PHA of $582,531. The Company may reimburse PHA and its affiliates for organization and offering costs incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of March 31, 2019, $2,599,815 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company records organization and offering costs as charges against additional paid-in capital on the balance sheet as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of each of the gross offering proceeds of the Private Offering and the Public Offering as of March 31, 2019, respectively. The Company recognized organization and offering costs of $520,402 and $562,926 for the three months ended March 31, 2019 and 2018, respectively. Of the organization and offering costs recognized in the balance sheet, $0 and $303,192 were paid to PHA through the issuance of A Shares for the three months ended March 31, 2019 and 2018, respectively.

Advances to PHA

As of March 31, 2019, the Company had advanced $730,000 to PHA for general and administrative expenses to be paid by PHA on behalf of the Company. Actual general and administrative expenses paid by PHA on behalf of the Company as of March 31, 2019 were $392,253 and the excess amount advanced of $337,747 is included in due from related parties in the condensed consolidated balance sheet as of March 31, 2019.

As of March 31, 2019, the Company advanced $1,661,953 to PHA for organization and offering costs expected to be recognizable through the termination of the Public Offering as permitted by the Advisory Agreement. The excess of the amount advanced over the $579,580 recognized as organization and offering costs as of March 31, 2019 of $1,082,373 is included in due from related parties in the condensed consolidated balance sheet as of March 31, 2019.

Property Management Fee and Reimbursement

A wholly-owned subsidiary of PCF has entered into hotel management agreements with PHR St. Petersburg Hotel Manager, LLC (the “St. Pete Manager”) to operate and manage the Staybridge Suites St. Petersburg and with PHR Wilmington Hotel Manager, LLC (the “Wilmington Manager”) to operate and manage the Springhill Suites Wilmington Mayfaire, including making all human resource decisions. The St. Pete Manager and the Wilmington Manager are related to PCF through common ownership. The term of each agreement is for 4 years commencing June 29, 2017 for the St. Pete Hotel and May 24, 2017 for the Wilmington Hotel. The employees of the hotels are employed by St. Pete Manager and Wilmington Manager; however, pursuant to the management agreements, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels. The St. Pete Manager and the Wilmington Manager are paid a base management fee equal to 3% of the respective hotel’s gross revenues. The St. Pete Manager and the Wilmington Manager will also be reimbursed for certain expenses and centralized service costs.

A wholly-owned subsidiary of the Operating Partnership has entered into hotel management agreements with PHR Traverse City Hotel Manager, LLC (the “TCI Manager”) to operate and manage the Hotel Indigo Traverse City, including making all human resource decisions. The TCI Manager is related to the Hotel Indigo Traverse City through common ownership. The term of the agreement is for 5 years commencing August 15, 2018. The employees of the hotels are employed by the TCI Manager, however, pursuant to the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotel. The TCI Manager is paid a base management fee equal to 3% of the hotel’s gross revenues. The TCI Manager will also be reimbursed for certain expenses and centralized service costs.

Aggregate property management fees incurred for the three months ended March 31, 2019 and 2018 were $106,617 and $3,382, respectively, and are included in property management fees to affiliates on the condensed consolidated statement of operations. As of March 31, 2019, $41,812 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses for the three months ended March 31, 2019 were $16,079. As of March 31, 2019, $625 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. There were no expense reimbursements incurred for the three months ended March 31, 2018.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. Construction management fees incurred during the three months ended March 31, 2019, were $8,913 and capitalized as a part of the construction cost. There were no construction management fees incurred for the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $147,424 for capital expenditure costs incurred at the hotel properties. As of March 31, 2019, $166,775 of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at March 31, 2019, was a $100,570 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hotel Indigo Traverse City.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services shall be approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three months ended March 31, 2019 and 2018.

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

Payment Upon Other Advisory Agreement Termination

The Company may elect not to renew the Advisory Agreement. The Company has the right to terminate the Advisory Agreement without cause, or other than in connection with a listing of the Company’s shares or a transaction involving a merger or acquisition or other than for cause (“Non-cause Advisory Agreement Termination”). If a Non-cause Advisory Agreement Termination were to occur, the Company would be obligated to make a cash payment to PHA in the amount of any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, regardless of the value of the Company’s assets or net assets. The Company would be obligated to repurchase its A Shares for an amount equal to the greater of: (1) any accrued common ordinary distributions on the A Shares plus the stated value of the outstanding A Shares ($10.00 per A Share) or (2) the amount the holders of A Shares would be entitled to receive if the Company liquidated and received net liquidation proceeds equal to the fair market value (determined by appraisals as of the termination date) of the Company’s investments less any loans secured by such investments, limited in the case of non-recourse loans to the value of investments securing such loans. Any B Shares (as defined herein) then outstanding would remain outstanding. The amounts payable on account of the repurchase of A Shares may be paid, in the discretion of a majority of the Company’s board of directors, including a majority of the Company’s independent directors, in the form of promissory notes bearing interest at the then-current rate, as determined in good faith by a majority of the Company’s independent directors.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Payment Upon Advisory Agreement Termination for Cause

If the Company terminates the Advisory Agreement for cause, the Company would not have a current obligation to make any payments to PHA or to S2K Servicing LLC (formerly known as Colony S2K Servicing LLC ), an affiliate of the dealer manager. However, any A Shares and B Shares held by them or their affiliates would remain outstanding. In addition, any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus any interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, would remain outstanding obligations, and the deferred fees would continue to accrue interest at a non-compounded annual rate of 6.0%. Such deferred fees and interest thereon would be payable upon a liquidation event.

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 3.00% and 2.80% for the three months ended March 31, 2019 and 2018, respectively. The maturity date of the notes is the date after all outstanding K Shares of the Company have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheet at March 31, 2019 and December 31, 2018. Accrued interest was $697 for the three months ended March 31, 2019, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheet. Accrued interest was $651 for the three months ended March 31, 2018.

On August 15, 2018, in connection with the acquisition of the Traverse City Hotel Indigo, the Company entered into an unsecured loan with its Sponsor in the principal amount of $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrues interest at the rate of 4.75% per annum and has a maturity date of August 16, 2019. The Sponsor has indicated to the Company that it will extend the maturity date for an additional year if requested by the Company. The Promissory Note contains customary terms and conditions, including, without limitation, defaults for failure to pay and bankruptcy or insolvency proceedings. Upon the occurrence of a default, interest on the Promissory Note will accrue at an annual default interest rate equal to 2.0% above the stated interest rate. The Company anticipates using proceeds from the sale of K Shares, K-I Shares and K-T Shares to prepay the Promissory Note. The Promissory Note was approved by a majority of the Company’s board of directors, including a majority of the independent directors. As of March 31, 2019, the Company had prepaid $1,200,000 of the principal amount and the remaining outstanding principal balance of $5,400,000 is included in due to related parties on the condensed consolidated balance sheet. Accrued interest for the three months ended March 31, 2019 was $123,850 and is included in interest expense on the condensed consolidated statement of operations. The unpaid accrued interest balance of $50,207 as of March 31, 2019, is included in due to related parties on the condensed consolidated balance sheet.

Subsequent to March 31, 2019, the Company made aggregate prepayments of $2,250,000 on the Promissory Note.

Note 7 - Stockholders’ Equity

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances, respectively. A Shares sold to unaffiliated investors were issued as part of a Unit. As of March 31, 2019, under the Public Offering, the Company had issued 428,447 K Shares, 66,389 K-I Shares, and 500 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $4,277,522 from K Share issuances, $619,650 from K-I Share issuances, and $5,000 from K-T Share issuances. As of March 31, 2019, the Company had issued 5 K Shares and 118 K-I Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $52 and $1,123, respectively. As of March 31, 2019, the Company had issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of March 31, 2019, the Company had issued 315,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $3,154,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. As of September 30, 2018, there was no remaining receivable balance reflected in equity. As of March 31, 2019, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the three months ended March 31, 2019, pursuant to the primary portion of the Public Offering, the Company sold 297,147 K Shares to investors at a weighted average of $9.98 per K Share for aggregate proceeds of $2,964,522 and 54,156 K-I Shares for aggregate proceeds of $503,650, or $9.30 per K-I Share. During the same period, pursuant to the DRIP, the Company had issued 5 K Shares to investors at a weighted average of $9.50 per K Share for aggregate proceeds of $52, and 118 K-I Shares at a weighted average of $9.50 per K-I Share for aggregate proceeds of $1,123.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subsequent to March 31, 2019 and through May 7, 2019, the Company sold approximately 145,353 K Shares to investors at a weighted average price of $10.00 per K Share for gross proceeds of $1,453,366. The Company sold approximately 82,535 K-I Shares to investors at a weighted average price of $9.30 per K-I Share for gross proceeds of $767,637. The Company sold approximately 3,540 K-T Shares to investors at a weighted average price of $10.00 per K-T Share for gross proceeds of $35,400.

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

The Company paid S2K Financial LLC, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The dealer manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The dealer manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates.

The Company pays S2K Financial LLC, as dealer manager of the Public Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The dealer manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering. The dealer manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees are generally be paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, or S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of March 31, 2019, the Company recognized $435,302 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company will also pay S2K Financial LLC with respect to each K-T Share sold in the primary offering of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The dealer manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of March 31, 2019, the Company recognized $18 of stockholder servicing fees in connection with the Public Offering.

If the Company’s board of directors determines, in any year, that the Company has excess cash, the Company’s board of directors will declare a special distribution entitling (a) the holders of K Shares, K-I Shares, K-T Shares to share, pro rata in accordance with the number of K Shares, K-I Shares and K-T Shares, 50% of such excess cash (or 87.5% of such excess cash if the A Shares have been repurchased in connection with a Non-cause Advisory Agreement Termination; (b) the holders of B Shares to share, pro rata in accordance with the number of B Shares, 12.5% of excess cash; and (c) the holders of A Shares (including PHA or its affiliates) to shares, pro rata in accordance with the number of A Shares, 37.5% of such excess cash (unless all such A Shares previously have been repurchased in connection with a Non-cause Advisory Agreement Termination, in which case the excess cash otherwise apportioned to the A Shares would be distributed to the holders of the K Shares, K-I Shares and K-T Shares as noted above).

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

In addition to the stock awards, the Company pays each of its independent directors annual compensation of $27,500, pro-rated for an partial term. In addition, the independent directors are paid for attending meetings as follows: (1) $1,000 for each board meeting attended in person, (2) $500 for each board meeting attended via teleconference, (3) $500 for each audit committee meeting attended in person ($375 for attendance by the chairperson of the audit committee at each meeting of the audit committee), and (4) $250 for each audit committee meeting attended via teleconference. In the event that there is a board meeting and one or more committees on a single day, the fees paid to each director will be limited to $1,500 per day. Director compensation is an operating expense of the Company. The Company recorded an operating expense of $25,500 and $20,625 for the three months ended March 31, 2019 and 2018, respectively, related to the independent directors’ annual compensation, which is included in corporate general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2019 and December 31, 2018, $25,500 and $27,000 is included in accounts payable, accrued expenses and other, net on the consolidated balance sheet, respectively.

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

No shares can be repurchased under the Company’s A&R SRP until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder. Additionally, any shares purchased pursuant to the Company’s DRIP will be excluded from the one-year holding requirement. For stockholders that have made more than one purchase of K Shares, K-I Shares or K-T Shares in the Public Offering and/or Private Offering, the one-year holding period will be calculated separately with respect to each such purchase. Repurchases of K Shares, K-I Shares and K-T Shares, when requested, are at the Company’s sole discretion and generally will be made quarterly. Shares repurchased under the A&R SRP program will become unissued shares and will not be resold unless such sales are made pursuant to transactions that are registered or exempt from registration under applicable securities laws. The Company will not pay its Sponsor, board of directors, PHA or their affiliates any fees to complete transactions under the A&R SRP.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The per share repurchase price will depend on the length of time the stockholder has held such shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date
Less than 1 year	No Repurchase Allowed
1 year	92.5% of most recent per share NAV
2 years	95.0% of most recent per share NAV
3 years	97.5% of most recent per share NAV
4 years	100.0% of most recent per share NAV
In the event of a stockholder's death or disability	100.0% of most recent per share NAV

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

The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received. During the three months ended March 31, 2019, the Company did not receive any repurchase requests and as of March 31, 2019, there were no outstanding and unfulfilled repurchase requests.

Distributions

On January 25, 2019, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2018, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on January 28, 2019. The board of directors determined that, with respect to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2018, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Shares and K-T Shares since September 30, 2018, was $193,826, or $0.0016438356 per K Share per day, $1,123, or $0.0016438356 per K-I Share per day, and $29, or $0.0013698656 per K-T Share per day, respectively. Such distributions were paid to stockholders on January 31, 2019 ($193,802 was paid in cash and $52 and $1,123 was reinvested in shares of Class K shares of common stock and shares of Class K-I shares of common stock, respectively, pursuant to the DRIP).

On April 29, 2019, the Company’s board of directors authorized the payment of distributions, which were authorized to be made with funds generated by property operations, with respect to each K Share, K-I Share and K-T Share outstanding as of March 31, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on April 30, 2019. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share and K-I Share outstanding since December 31, 2018, and with respect to each K-T Share outstanding since the date the first K-T Share was issued by the Company less any distributions previously paid with respect to such K-T Shares, was $225,280.36, $4,721.54, and $87.53, respectively, or $0.0016438356 per K Share per day, $0.0016438356 per K-I Share per day, and $0.0016438356 per K-T Share per day. Such distributions were paid to stockholders in cash or in additional shares pursuant to the Company’s distribution reinvestment plan on May 1, 2019.

Note 8 - Income Taxes

The Company recognized a consolidated income tax benefit of $49,764 for the three months ended March 31, 2019. This amount relates to the operations of the Company’s TRSs for the three months ended March 31, 2019. No income tax benefit or expense was recognized for the three months ended March 31, 2018.

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

As used herein, the terms “we,” “our” and “us” refer to Procaccianti Hotel REIT, Inc., a Maryland corporation and, as required by context, Procaccianti Hotel REIT, L.P., a Delaware limited partnership that is wholly owned by us, which we refer to as our “Operating Partnership,” and to their respective subsidiaries.

The following discussions and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2019.

Forward-Looking Statements

Certain statements included in this Quarterly Report that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

Overview

We were formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of March 31, 2019, we owned an interest in three select-service hotel properties. We will elect to be taxed as, and currently qualify as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

Substantially all of our business will be conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. We are managed by our advisor, Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an advisory agreement by and among us, our Operating Partnership and PHA, dated August 2, 2018 (as amended, the “Advisory Agreement”). PHA is an affiliate of our sponsor, Procaccianti Companies, Inc. (“Sponsor”).

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

On August 14, 2018, we commenced our public offering (“Public Offering”) pursuant to a Registration Statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the SEC, to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K Shares at an initial offering price of $10.00 per K Share, K-I Shares (“K-I Shares”), at an initial offering price of $9.50 per K-I Share, and K-T Shares (“K-T Shares”), at an initial offering price of $10.00 per K-T Share, which each reflect the estimated net asset value (“NAV”) per share of each of the K Shares, K-I Shares and K-T Shares as determined by our board of directors as of February 28, 2018, and $50,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the “DRIP”), at $9.50 per K Share, $9.50 per K-I Share and $9.50 per K-T Share. On November 16, 2018, we revised the offering price per K-I Share from $9.50 to $9.30 per K-I Share. Since the commencement of the Public Offering and as of March 31, 2019, we received approximately $4,903,348 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of K Share and K-I Shares pursuant to the DRIP. Additionally, on October 26, 2018, we received $1,500,000 from the sale of A Shares to THR in a private placement. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K-I Shares, K Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K-I Shares, K Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of May 7, 2019, we had sold 1,828,924 K Shares, 149,052 K-I Shares, 4,050 K-T Shares and 468,410 A Shares in all our offerings for gross proceeds of $18,129,600, $1,388,510, $40,500 and $4,684,095, respectively, and $24,242,705 in the aggregate, including 336 K Shares and 427 K-I Shares issued pursuant to our DRIP, for gross offering proceeds of $7,250.

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

S2K Financial LLC is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of March 31, 2019, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

In addition, pursuant to provisions contained in our charter and in the Advisory Agreement, our board of directors has the ongoing responsibility of limiting our total operating expenses (as defined in our charter) for the trailing four consecutive quarters to amounts that do not exceed the greater of 2% of our average invested assets (as defined in our charter) or 25% of our net income (as defined in our charter), calculated in the manner set forth in our charter, unless a majority of the directors (including a majority of the independent directors) has made a finding that, based on unusual and non-recurring factors that they deem sufficient, a higher level of expenses is justified. In the event that a majority of the directors (including a majority of the independent directors) does not determine that such excess expenses are justified, PHA must reimburse to us the amount of the excess expenses paid or incurred (the “Excess Amount”).

During the four quarters ended December 31, 2018, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $1,241,562 and incurred an Excess Amount of approximately $1,169,242 during the four quarters ended December 31, 2018. During the four quarters ended March 31, 2019, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the four quarters ended March 31, 2019. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the four quarters ended December 31, 2018 and March 31, 2019, was justified as unusual and non-recurring as we are in the early stages of raising and deploying capital.

Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own hotel properties will lease the hotel properties to one or more taxable REIT subsidiaries (“TRSs”). A TRS is a corporate subsidiary of a REIT that jointly elects, with the REIT, to be treated as a TRS of the REIT, and that pays U.S. federal income tax at regular corporate rates on its taxable income. The TRSs will enter into any franchise agreements to brand our hotels and will generally enter into property management agreements with one or more affiliated property management companies. These may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, or TPG Hotels & Resorts, Inc.’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates or designees of TPG. We expect our property manager will operate and manage all or substantially all of our hotel properties.

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

We will elect to be taxed as, and currently qualify as, a REIT under the Code commencing with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report.

Income Taxes

We will elect to be taxed as, and currently qualify as, a REIT under the Code and have operated as such commencing with the taxable year ended December 31, 2018. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we will not be subject to U.S. federal income tax to the extent we make distributions to our stockholders equal to or in excess of our taxable income. If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of March 31, 2019.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 — “Summary of Significant Accounting Policies” to our unaudited interim condensed consolidated financial statements in this Quarterly Report.

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

Distributions

Our board of directors may authorize distributions in excess of those required for us to maintain REIT status as it deems appropriate. We currently pay regular quarterly distributions to our stockholders. We expect to continue to pay distributions quarterly unless our results of operations, our general financial condition, applicable provisions of Maryland law or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board of directors, in its sole discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our K Shares, K-I Shares or K-T Shares.

Our board of directors has adopted a policy to refrain from funding distributions with offering proceeds; instead, we plan to fund distributions from cash flows from operations and capital transactions (other than the Public Offering or other securities offerings but which may include the sale of one or more assets). However, our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings, and our board of directors has the ability to change our policy regarding the source of distributions. However, in accordance with Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distributions, to satisfy the preferential rights upon dissolution of holders of K Shares, K-I Shares and K-T Shares shall not be added to our total liabilities for these purposes. Subject to the preceding, our board of directors will determine the amount of distributions we will pay to our stockholders. We have not established a minimum distribution level.

For information on distributions paid during the three months ended March 31, 2019, refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019		2018
Distributions paid in cash	$193,802		$61,071
Distributions reinvested	1,176		-
Total distributions	$194,978		$61,071

Source of distributions:
Cash flows provided by operations	$194,978	100%	$-	0%
Loans from affiliates	-	0%	61,071	100%
Total sources	$194,978	100%	$61,071	100%

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2019 and 2018. The ability to compare one period to another is significantly affected by acquisitions completed during those periods. We commenced real estate operations on March 29, 2018, in connection with our first investment, a 51% ownership interest in two select-service hotel properties through our joint venture with Procaccianti Convertible Fund, LLC (“PCF”), an affiliate of our Sponsor. We completed our second investment, a 100% fee simple interest in the Traverse City Hotel Indigo, another select-service hotel property, on August 15, 2018 (“TCI Acquisition”). As of March 31, 2019, we had not made any additional investments in hotel properties. Therefore, our results of operations for the three months ended March 31, 2019 are not directly comparable to those for the three months ended March 31, 2018. In general, we expect that our income and expenses related to our real estate investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

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

Inflation

As of March 31, 2019, our investments consisted of interests in three hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressure may, however, limit the operators’ ability to raise room rates. We are not currently experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Given the geographical location of our current portfolio of hotel properties, we expect that the results of operations for the three months ended March 31, 2019 will produce lower revenues than what we anticipate earning in the second and third quarters of 2019.

Room revenue

We expect the majority of our revenues to be derived from the operation of our hotel properties. Room revenue is the product of the number of rooms sold and the average daily room rate. Room revenue was $3,170,512 and $110,853 for the three months ended March 31, 2019 and 2018, respectively. We expect that room revenue will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.

Food and beverage revenue

Food and beverage revenue was $286,738 and $833 for the three months ended March 31, 2019 and 2018, respectively. These amounts are comprised of revenue realized in hotel food and beverage outlets as well as catering events. We expect that food and beverage revenue will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.

Other operating revenue

Other operating revenue was $92,261 and $1,064 for the three months ended March 31, 2019 and 2018, respectively. These amounts include ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. We expect that other operating revenue will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.

Rooms expense

Rooms expenses were $666,316 and $23,433 for the three months ended March 31, 2019 and 2018, respectively. Room expenses are primarily driven by the corresponding revenue account and occupancy.

Food and beverage expense

Food and beverage expenses were $250,758 for the three months ended March 31, 2019, and there were no food and beverage expenses for the three months ended March 31, 2018. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy.

Other property expenses

Other property expenses were $1,294,517 and $20,717, for the three months ended March 31, 2019 and 2018, respectively. Other property expenses are primarily driven by the corresponding revenue account and occupancy. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $106,617 and $3,382 for the three months ended March 31, 2019 and 2018, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $464,388 and $186,541 for the three months ended March 31, 2019 and 2018, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $87,411 and $125,499 for the three months ended March 31, 2019 and 2018, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. There were no acquisition fees incurred for the three months ended March 31, 2019. Acquisition fees incurred for the three months ended March 31, 2018 were $124,978 and related to the purchase of a 51 % interest in PCF.

Acquisition costs

Acquisition costs of $302,380 relating to the purchase of a 51% interest in PCF were expensed as incurred, for the three months ended March 31, 2018. There were no acquisition costs for the three months ended March 31, 2019. Acquisition costs include closing costs associated with the purchase of hotel properties.

Depreciation and amortization

Depreciation and amortization expenses were $544,401 and $11,630 for the three months ended March 31, 2019 and 2018, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Gain on acquisition

The $42,026 gain on acquisition for the three months ended March 31, 2018, represents the gain incurred as a result of purchase of the 51% interest in PCF. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly. There were no gains on acquisitions for the three months ended March 31, 2019.

Interest expense

Interest expense was $614,696 and $9,035 for the three months ended March 31, 2019 and 2018, respectively. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor. Also included in interest expense are the amortization of deferred financing costs and debt discounts.

Unrealized loss on interest rate swap

Unrealized loss on our interest rate swap for the three months ended March 31, 2019, was $68,743. During the three months ended March 31, 2018, we did not have an interest rate swap.

Income tax benefit

We had an income tax benefit of $49,764 for the three months ended March 31, 2019. No income tax benefit was recognized for the three months ended March 31, 2018.

Net income or loss

For the three months ended March 31, 2019, we had a net loss of $498,572 compared to $527,841 for the three months ended March 31, 2018. The decrease in net loss of $29,269 over the comparable prior year period was primarily due to an increase in operations as a result of the aforementioned acquisitions of hotel properties and increases to corporate general and administrative costs, offset by the income tax benefit.

Net income attributable to noncontrolling interest

Net income relating to noncontrolling interest for the three months ended March 31, 2019, was $250,606. Net income relating to noncontrolling interest for the three months ended March 31, 2018 was $22,244, which reflects the three days of ownership interest in PCF. This amount includes net income attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF.

Liquidity and Capital Resources

Our sources of funds are primarily the net proceeds of our Public Offering, funds equal to amounts reinvested in the DRIP, operating cash flows and borrowings. Our principal demands for funds will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to and repurchases from our stockholders. Generally, we will fund our acquisitions from the net proceeds of the Public Offering. We intend to acquire our assets with cash, including proceeds from the Public Offering, and mortgage or other debt. PHA and its affiliates have agreed to purchase A Shares in a private placement in order to provide us with funds sufficient to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K-I Shares, K Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K-I Shares, K Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. We believe that cash from operations and net offering proceeds from the sale of common stock in the Public Offering will be sufficient to meet our obligations over the next twelve months, including repayment of the $5,400,000 unsecured note from our Sponsor due in August 2019. To the extent there is not sufficient cash to repay to note, we have the ability and intent to extend the maturity date. However, our ability to finance our operations is subject to some uncertainties. We do not intend to fund distributions from offering proceeds; however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from PHA, PHA’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use offering proceeds. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time. The funding of any repurchase requests received from our stockholders will be limited to the net proceeds we receive from the sale of shares under the DRIP and any other operating funds that may be authorized by our board of directors, in its sole discretion.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the period ended March 31, 2019. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the three months ended March 31, 2019 and 2018.

Cash Flows Provided by (Used in) Operating Activities

As of March 31, 2019, we owned an interest in three hotel properties. As of March 31, 2018, we had an interest in two hotels for three days. During the three months ended March 31, 2019, net cash provided by operating activities was $640,231, compared to the net cash used in operating activities of $756,355 for the three months ended March 31, 2018. Our operating cash flows during the three months ended March 31, 2019 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. We expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations. However, we expect cash used in operating activities to increase in future periods as a result of the acquisition expenses incurred for anticipated future acquisitions of real estate and real estate-related investments.

Cash Flows Provided by (Used in) Investing Activities

Cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2019, net cash used in investing activities was $208,329 and was primarily the result of capital improvements at our hotel properties. During the three months ended March 31, 2018, cash provided by investing activities was $1,289,846, which represented the investment in PCF, net of the cash acquired. Although the Company used $8,029,519 to fund the PCF investment, this amount was offset by the noncontrolling interest allocation of 100% of this amount, which was distributed out to the noncontrolling interest members subsequent to March 31, 2018.

Cash Flows Provided by (Used in) Financing Activities

During the three months ended March 31, 2019, net cash used in financing activities was $10,954. We received proceeds of $3,468,172 through the sale of common stock. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $304,574 for the three months ended March 31, 2019. We made prepayments of $1,744,000 on mortgage notes payable and $1,200,000 on loans from affiliates. We paid cash distributions of $193,802 to stockholders with proceeds from operations. Cash flow from financing activities for the three months ended March 31, 2019, also includes $36,750 of distributions to noncontrolling interest. Net cash flows provided by financing activities for the three months ended March 31, 2018 were $3,493,305, which was the result of the issuance of $3,753,039 of common stock offset with $259,734 of selling commissions and dealer manager fees. Additionally, we received $61,071 in proceeds from loans from affiliates, which we used to pay distributions to stockholders for the three months ended March 31, 2018.

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

We may repay borrowings under any future credit facility or under any future long-term mortgage debt with proceeds from the sale of properties, operating cash flow, long-term mortgage debt, proceeds from the Public Offering, proceeds from any future offerings, or proceeds from any other future securities offerings.

Promissory Note

On August 15, 2018, in connection with the acquisition of the Traverse City Hotel Indigo, we entered into an unsecured loan with our Sponsor in the principal amount of $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrues interest at the rate of 4.75% per annum and has a maturity date of August 16, 2019. Our Sponsor has indicated to us that it will extend the maturity date for an additional year if requested by us. The Promissory Note contains customary terms and conditions, including, without limitation, defaults for failure to pay and bankruptcy or insolvency proceedings. Upon the occurrence of a default, interest on the Promissory Note will accrue at an annual default interest rate equal to 2.0% above the stated interest rate. We anticipate using proceeds from the sale of K Shares, K-I Shares and K-T Shares to prepay the Promissory Note. The Promissory Note was approved by a majority of our board of directors, including a majority of our independent directors. As of March 31, 2019, we had prepaid $1,200,000 of the principal amount, and the remaining outstanding principal balance of $5,400,000. Subsequent to March 31, 2019, and as of May 9, 2019, we made additional prepayments of $2,250,000 on the Promissory Note and have a remaining unpaid principal balance of $3,150,000.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Management of PHA has reviewed our existing contracts and expects the risk of loss to us to be remote.

We are not currently subject to any material legal proceedings and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Our contractual obligations as of March 31, 2019 are as follows:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Outstanding debt obligations	$5,400,000	$15,659,752	$846,709	$23,272,732	$45,179,193
Interest payments on outstanding debt obligations	1,525,406	3,484,814	2,112,043	562,376	7,684,639
Total	$6,925,406	$19,144,566	$2,958,752	$23,835,108	$52,863,832

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

Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (the “IPA”), an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (“Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss); and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of operations. Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to PHA or its affiliates and third parties. Such fees and expenses will not be reimbursed by PHA or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, PHA or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations, and acquisition expenses associated with transactions determined to be an asset purchase are capitalized.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Reconciliation of net loss to MFFO:
Net loss	$(498,572)	$(527,841)
Depreciation and amortization	544,401	11,630
Gain on acquisition	-	(42,026)
Noncontrolling interest:
Net income attributable to noncontrolling interest	(250,606)	(22,244)
Depreciation and amortization	(166,448)	(5,286)
FFO attributable to common stockholders	(371,225)	(585,767)
Acquisition fees and expenses	-	427,358
Amortization of deferred financing costs and debt discount as interest	25,870	-
Unrealized loss on interest rate swap	68,743	-
MFFO attributable to common stockholders	$(276,612)	$(158,409)

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with PHA and its affiliates whereby we pay certain fees to, or reimburse certain expenses of, PHA or its affiliates for acquisition fees and expenses, asset management fees, disposition fees, property management fees, organization and offering costs and reimbursement of certain operating costs. Refer to Note 6 – “Related Party Transactions” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2019. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 30, 2016, we commenced the Private Offering of K Shares and Units, which are comprised of four K Shares and one A Share, with a targeted maximum offering of $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act. At the termination of our Private Offering, we had sold approximately $15,582,755 in K Shares and A Shares (including A Shares sold to THR). We terminated the Private Offering prior to the SEC effective date of our Registration Statement relating to our Public Offering, on August 14, 2018. As of March 31, 2019, we had incurred $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering, which were paid to our dealer manager with proceeds from the issuance of A Shares.

On October 26, 2018, we sold an aggregate of $1,500,000 in shares of Class A common stock, or 150,000 A Shares, to THR. Such sale was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act. No selling commissions, dealer manager fees or other organization and offering expenses were payable in connection with such sale. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of I Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 11, 2019, we granted 500 restricted shares of Class K common stock to each of our independent directors in connection with each independent director’s election to our board of directors. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share. As of May 8, 2019, we had issued an aggregate of 1,500 restricted shares of Class K common stock to our independent directors in connection with their election to our board of directors. Restricted stock issued to our independent directors will vest over a four-year period following the first anniversary of the date of grant in increments of 25% per annum. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On August 14, 2018, our Registration Statement on Form S-11 (File No. 333-217579), covering a public offering of up to $550,000,000 in shares of our common stock, was declared effective by the SEC under the Securities Act. We are offering up to $550,000,000 in shares of our common stock, including $500,000,000 in shares of our common stock pursuant to our primary offering, consisting of the following three share classes: K Shares at an initial offering price of  $10.00 per share (up to $125,000,000 in shares), K-I Shares at an offering price of  $9.30 per share (up to $125,000,000 in shares), and K-T Shares at an initial offering price of  $10.00 per share (up to $250,000,000 in shares), which reflect the estimated NAV per share of each of the K Shares, K-I Shares, and K-T Shares as of February 28, 2018, and $50,000,000 in shares of our common stock pursuant to the DRIP at $9.50 per K Share (up to $12,500,000 in shares), $9.50 per K-I Share (up to $12,500,000 in shares) and $9.50 per K-T Share (up to $25,000,000 in shares).

From the commencement of the Public Offering through March 31, 2019, we sold 428,447 K Shares at a weighted average price of $9.98 per share for gross proceeds of $4,277,522, 66,389 K-I Shares at a weighted average price of $9.33 per share for gross proceeds of $619,650, 500 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $5,000, for total gross proceeds of $4,902,172 in the Public Offering. During the same period, pursuant to the DRIP, we issued 5 K Shares to investors at a weighted average of $9.50 per K Share for aggregate proceeds of $52 and 118 K-I Shares at a weighted average of $9.50 per K-I Share for aggregate proceeds of $1,123.

From commencement of the Public Offering through March 31, 2019, we had incurred $435,320 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through March 31, 2019, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,058,501	Actual
Other organization and offering costs	1,083,912	Actual
Total	$2,142,413

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Private Offering.

From inception through March 31, 2019, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$435,320	Actual
Other organization and offering costs	525,182	Actual
Total	$960,502

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of March 31, 2019, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $18,883,388.

Subsequent to March 31, 2019 and through May 7, 2019, we sold approximately 145,353 K Shares at a weighted average price of $10.00 per share for gross proceeds of $1,453,366, approximately 82,535 K-I Shares at a weighted average price of $9.30 per share for gross proceeds of $767,637, and approximately 3,540 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $35,400, for total gross proceeds of $2,256,402 in the Public Offering.

We expect to use the net proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of March 31, 2019, we had an ownership interest in three hotel properties for a total purchase price of $34,575,340, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering and borrowings.

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

In addition, our repurchase of any shares will be limited to the extent that the we do not have, as determined in the board of directors’ discretion, sufficient funds available to fund any such repurchase. Most of our assets will consist of properties which cannot be readily liquidated without affecting our ability to realize full value upon their disposition. Therefore, we may not have sufficient liquid resources to satisfy all repurchase requests. In addition, the board of directors may amend, suspend (in whole or in part) or terminate the A&R SRP at any time upon 30 days’ notice to stockholders. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

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

No shares can be repurchased under our A&R SRP until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder. Additionally, any shares purchased pursuant to our DRIP will be excluded from the one-year holding requirement. For stockholders that have made more than one purchase of K Shares, K-I Shares or K-T Shares in our Public Offering and/or Private Offering, the one-year holding period will be calculated separately with respect to each such purchase. Repurchases of our K Shares, K-I Shares, and K-T Shares, when requested, are at our sole discretion and generally will be made quarterly. Shares repurchased under our A&R SRP will become unissued shares and will not be resold unless such sales are made pursuant to transactions that are registered or exempt from registration under applicable securities laws. We will not pay our Sponsor, board of directors, PHA or their affiliates any fees to complete transactions under the A&R SRP.

The per share repurchase price will depend on the length of time the stockholder has held such shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date
Less than 1 year	No Repurchase Allowed
1 year	92.5% of most recent per share NAV
2 years	95.0% of most recent per share NAV
3 years	97.5% of most recent per share NAV
4 years	100.0% of most recent per share NAV
In the event of a stockholder's death or disability	100.0% of most recent per share NAV

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

During the three months ended March 31, 2019, we did not receive any repurchase requests and as of March 31, 2019, there were no outstanding and unfulfilled repurchase requests.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as a part of this report or incorporated by reference.

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.2	Bylaws of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.3	Third Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.3 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 14, 2018 and incorporated herein by reference).

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018, as supplemented, and incorporated herein by reference).

4.2	Distribution Reinvestment Plan (included as Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018, as supplemented, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 333-217578) filed with the SEC on March 22, 2019, and incorporated by reference herein).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Procaccianti Hotel REIT, Inc.

Date: May 9, 2019	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)

