Form 10-Q
period 2019-06-30
PROCACCIANTI HOTEL REIT, INC.
filed 2019-08-14
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 2,170,141 shares of the Registrant’s Class K common stock issued and outstanding, 348,026 shares of the Registrant’s Class K-I common stock issued and outstanding, 8,562 shares of the Registrant’s Class K-T common stock issued and outstanding, 537,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Property and equipment, net	$64,193,275	$64,781,045
Cash	2,857,615	1,999,092
Restricted cash	1,892,251	1,799,060
Accounts receivable	381,212	194,707
Due from related parties	1,139,102	1,499,532
Prepaid expenses and other assets, net	714,536	454,526
Total Assets	$71,177,991	$70,727,962

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$39,385,863	$41,078,124
Accounts payable, accrued expenses and other, net	3,410,274	2,433,769
Due to related parties	2,120,286	7,503,357
Total Liabilities	44,916,423	51,015,250

Stockholders' Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,983,883 and 1,364,918 shares issued and outstanding, respectively	19,839	13,649
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 213,321 and 12,243 shares issued and outstanding, respectively	2,133	122
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 6,050 and 510 shares issued and outstanding, respectively	61	5
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 537,410 and 468,410 shares issued and outstanding, respectively	5,374	4,684
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	23,180,751	15,724,108
Cumulative loss	(3,030,574)	(2,368,768)
Cumulative distributions	(952,620)	(527,556)
Total Stockholders' Equity	19,226,214	12,847,494
Noncontrolling interest	7,035,354	6,865,218
Total Equity	26,261,568	19,712,712
Total Liabilities and Stockholders' Equity	$71,177,991	$70,727,962

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rooms	$4,045,047	$2,416,520	$7,215,559	$2,527,373
Food and beverage	566,180	90,199	852,918	91,032
Other operating	115,486	36,564	207,747	37,628
Total revenues	4,726,713	2,543,283	8,276,224	2,656,033

Expenses
Rooms	793,664	533,886	1,459,980	557,319
Food and beverage	376,252	73,533	627,010	73,533
Other property expenses	1,398,712	758,197	2,693,229	778,914
Property management fees to affiliates	142,208	76,317	248,825	79,699
Corporate general and administrative	337,936	326,958	802,324	512,786
Other fees to affiliates	87,930	38,108	175,341	163,607
Acquisition costs	-	-	-	302,380
Depreciation and amortization	557,471	345,216	1,101,872	356,846
Total expenses	3,694,173	2,152,215	7,108,581	2,825,084

Gain on acquisition	-	-	-	42,026

Operating income (loss)	1,032,540	391,068	1,167,643	(127,025)

Interest expense	(511,943)	(277,179)	(1,126,639)	(286,927)
Unrealized loss on interest rate swap	(158,605)	-	(227,348)	-
Net income (loss) before income taxes	361,992	113,889	(186,344)	(413,952)
Income tax benefit (expense)	(24,340)	(86,540)	25,424	(86,540)
Net income (loss)	337,652	27,349	(160,920)	(500,492)
Net income attributable to noncontrolling interest	250,280	193,398	500,886	215,642
Net income (loss) attributable to common stockholders	$87,372	$(166,049)	$(661,806)	$(716,134)

Net income (loss) attributable to Class K common stockholders - basic and diluted	$74,714	$(102,310)	$(441,197)	$(455,415)
Net income (loss) per Class K common share - basic and diluted	$0.04	$(0.10)	$(0.26)	$(0.54)
Weighted average number of Class K common shares outstanding - basic and diluted	1,819,491	986,544	1,671,863	841,106

Net income (loss) attributable to Class K-I common stockholders - basic and diluted	$6,199	$(1)	$(24,155)	$(4)
Net income (loss) per Class K-I common share - basic and diluted	$0.04	$(0.10)	$(0.26)	$(0.54)
Weighted average number of Class K-I common shares outstanding - basic and diluted	150,546	10	91,567	7

Net income (loss) attributable to Class K-T common stockholders - basic and diluted	$146	$(1)	$(536)	$(4)
Net income (loss) per Class K-T common share - basic and diluted	$0.04	$(0.10)	$(0.26)	$(0.54)
Weighted average number of Class K-T common shares outstanding - basic and diluted	3,547	10	2,037	7

Net income (loss) attributable to Class A common stockholders - basic and diluted	$19,881	$(32,073)	$(125,736)	$(155,835)
Net income (loss) per Class A common share - basic and diluted	$0.04	$(0.10)	$(0.26)	$(0.54)
Weighted average number of Class A common shares outstanding - basic and diluted	484,333	309,223	476,415	287,796

Net income (loss) attributable to Class B common stockholders - basic and diluted	$(13,568)	$(31,664)	$(70,182)	$(104,876)
Net income (loss) per Class B common share - basic and diluted	$(0.11)	$(0.25)	$(0.56)	$(0.84)
Weighted average number of Class B common shares outstanding - basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTEREST

(Unaudited)

														Total Procaccianti
	Common Stock										Additional			Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2018	1,364,918	$13,649	12,243	$122	510	$5	468,410	$4,684	125,000	$1,250	$15,724,108	$(2,368,768)	$(527,556)	$12,847,494	$6,865,218	$19,712,712
Issuance of common stock	298,646	2,987	54,156	542	-	-	-	-	-	-	3,464,643	-	-	3,468,172	-	3,468,172
Issuance of common stock pursuant to distribution reinvestment plan	6	-	118	1	-	-	-	-	-	-	1,175	-	-	1,176	-	1,176
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(304,574)	-	-	(304,574)	-	(304,574)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(215,829)	-	-	(215,829)	-	(215,829)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(749,178)	-	(749,178)	250,606	(498,572)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(194,978)	(194,978)	(36,750)	(231,728)
BALANCE, March 31, 2019	1,663,570	16,636	66,517	665	510	5	468,410	4,684	125,000	1,250	18,669,523	(3,117,946)	(722,534)	14,852,283	7,079,074	21,931,357
Issuance of common stock	319,983	3,200	146,495	1,465	5,540	56	69,000	690	-	-	5,302,214	-	-	5,307,625	-	5,307,625
Issuance of common stock pursuant to distribution reinvestment plan	330	3	309	3	-	-	-	-	-	-	6,068	-	-	6,074	-	6,074
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(364,267)	-	-	(364,267)	-	(364,267)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(432,787)	-	-	(432,787)	-	(432,787)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	87,372	-	87,372	250,280	337,652
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(230,086)	(230,086)	(294,000)	(524,086)
BALANCE, June 30, 2019	1,983,883	$19,839	213,321	$2,133	6,050	$61	537,410	$5,374	125,000	$1,250	$23,180,751	$(3,030,574)	$(952,620)	$19,226,214	$7,035,354	$26,261,568

														Total Procaccianti
	Common Stock										Additional			Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2017	549,091	$5,491	-	$-	-	$-	222,410	$2,224	125,000	$1,250	$6,147,007	$(691,587)	$(33,123)	$5,431,262	$-	$5,431,262
Issuance of common stock	293,196	2,932	10	-	10	-	84,000	840	-	-	3,749,267	-	-	3,753,039	-	3,753,039
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(259,734)	-	-	(259,734)	-	(259,734)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(303,192)	-	-	(303,192)	-	(303,192)
Due from TPG Hotel REIT Investor, LLC	-	-	-	-	-	-	-	-	-	-	303,192	-	-	303,192	-	303,192
Purchase of PCF	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,755,013	7,755,013
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(550,085)	-	(550,085)	22,244	(527,841)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(61,071)	(61,071)	-	(61,071)
BALANCE, March 31 2018	842,287	8,423	10	-	10	-	306,410	3,064	125,000	1,250	9,636,540	(1,241,672)	(94,194)	8,313,411	7,777,257	16,090,668
Issuance of common stock	263,932	2,639	-	-	-	-	4,000	40	-	-	2,665,042	-	-	2,667,721	-	2,667,721
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(229,137)	-	-	(229,137)	-	(229,137)
Transfers to redeemable common stock	-	-	-	-	-	-	-	-	-	-	(73,430)	-	-	(73,430)	-	(73,430)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(171,051)	-	-	(171,051)	-	(171,051)
Due from TPG Hotel REIT Investor, LLC	-	-	-	-	-	-	-	-	-	-	171,051	-	-	171,051	-	171,051
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(166,049)	-	(166,049)	193,398	27,349
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(102,690)	(102,690)	(423,075)	(525,765)
BALANCE, June 30, 2018	1,106,219	$11,062	10	$-	10	$-	310,410	$3,104	125,000	$1,250	$11,999,015	$(1,407,721)	$(196,884)	$10,409,826	$7,547,580	$17,957,406

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(160,920)	$(500,492)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,101,872	356,846
Amortization of deferred financing costs and debt discount as interest	51,739	-
Amortization of key money loans	(26,750)	-
Gain on acquisition	-	(42,026)
Unrealized loss on interest rate swap	227,348	-
Changes in operating assets and liabilities:
Accounts receivable	(186,505)	(139,006)
Due from related parties	(288,186)	(287,687)
Prepaid expenses and other assets	(265,247)	(111,632)
Accounts payable, accrued expenses and other	775,907	55,062
Due to related parties	416,929	167,427
Net cash provided by (used in) operating activities	1,646,187	(501,508)

Cash Flows from Investing Activities:
Investment in PCF, net of cash acquired	-	(6,739,673)
Capital improvements	(508,865)	(116,222)
Net cash used in investing activities	(508,865)	(6,855,895)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	8,775,797	6,420,760
Payment of commissions and dealer manager fees and stockholder servicing fees	(668,841)	(488,871)
Payments of mortgage notes principal	(1,744,000)	-
Proceeds from loans from affiliates	-	61,071
Payments of loans from affiliates	(5,800,000)	-
Distributions to stockholders	(417,814)	(163,761)
Distributions to noncontrolling interest	(330,750)	(423,075)
Net cash provided by (used in) financing activities	(185,608)	5,406,124

Increase (decrease) in cash and cash equivalents and restricted cash	951,714	(1,951,279)

Cash and cash equivalents and restricted cash, beginning of period	3,798,152	5,657,515

Cash and cash equivalents and restricted cash, end of period	$4,749,866	$3,706,236

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$2,857,615	$2,900,046
Restricted cash	1,892,251	806,190
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$4,749,866	$3,706,236

The Company paid the following amounts for interest and income taxes:

	Six Months Ended June 30,
	2019	2018
Cash paid for interest	$1,143,254	$367,436
Cash paid for income taxes	$23,700	$400

Supplemental Disclosure of Noncash Transactions

	Six Months Ended June 30,
	2019	2018
Common stock issued pursuant to distribution reinvestment plan	$7,250	$-
Other offering costs paid to affiliates	$(648,616)	$(474,243)
Decrease in due from related parties	$648,616	$474,243
Increase in redeemable common stock	$-	$73,430
Increase in redemptions payable	$-	$23,125

The accompanying notes are an integral part of these condensed consolidated financial statements

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Description of Business

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

As of June 30, 2019, the Company owned interests in three select-service hotels located in three states with a total of 346 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

On August 14, 2018, the Company commenced its initial public offering (“Public Offering”) pursuant to a registration statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the U.S. Securities and Exchange Commission (“SEC”), to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: Class K common stock (“K Shares”), at an initial offering price of $10.00 per K Share, Class K-I common stock, (“K-I Shares”), at an initial offering price of $9.50 per K-I Share and Class K-T common stock, (“K-T Shares”), at an initial offering price of $10.00 per K-T Share and $50,000,000 in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”) at $9.50 per K-I Share, $9.50 per K Share and $9.50 per K-T Share. On November 16, 2018, the Company revised the offering price per K-I Share from $9.50 to $9.30 per K-I Share.

On May 23, 2019, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per share of Class B capital stock (“B Share”). On March 22, 2018, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share.

Since the commencement of the Public Offering and through June 30, 2019, the Company received approximately $9,527,047 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $3,190 and $4,060 of gross proceeds from K Shares and K-I Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $2,190,000 from the sale of A Shares to THR from a private placement, the proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the differences between the applicable NAV per K-I Share and the applicable offering price per K-I Share and any amount equal to any discount to the initial offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

The Company acquired a 51% interest in, and became a co-manager of, Procaccianti Convertible Fund, LLC (“PCF”) on March 29, 2018. The Company determined that PCF is a variable interest entity (“VIE”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company has the power to direct the activities that most significantly impact PCF’s performance and the obligation to absorb losses or the right to receive benefits from PCF that could be significant to PCF and is, therefore, the primary beneficiary of PCF and consolidates the accounts of PCF. The assets of PCF were $39,383,339 at June 30, 2019, and consist primarily of land, building, furniture, fixtures, and equipment.  The liabilities of PCF were $25,908,829 at June 30, 2019, and consist primarily of long-term debt. The assets of PCF are available to satisfy PCF’s obligations.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value is as follows:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

As of June 30, 2019, the estimated fair value of the mortgage notes payable was $40,517,695, compared to the carrying value of $39,541,078. These financial instruments are valued using Level 2 inputs. The Company also has an interest rate swap that is valued using Level 2 inputs. For more information, see Note 5 – “Interest Rate Swap.”

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

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At June 30, 2019, reserves for property taxes were $704,912 and reserves for capital improvements were $1,168,200. The Company also included $19,139 of guest advance deposits as restricted cash at June 30, 2019.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income Taxes

The Company will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as a REIT, commencing with the taxable year ended December 31, 2018. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year following the year it initially elects to be taxed as a REIT, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to its stockholders.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. The Company had no material uncertain tax positions as of June 30, 2019.

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

Noncontrolling Interest

Noncontrolling interest represents the portion of equity of PCF held by owners other than the Company. Noncontrolling interest is reported in the condensed consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest are reported in the condensed consolidated statements of operations.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Non-vested shares of restricted Class K common stock totaling 1,500 K Shares as of June 30, 2019 held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated EPS for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$87,372	$(166,049)	$(661,806)	$(716,134)
Less: Class K Common Stock distributions declared and accumulated	272,201	147,590	497,482	250,281
Less: Class K-I Common Stock distributions declared and accumulated	22,540	1	27,256	2
Less: Class K-T Common Stock distributions declared and accumulated	531	1	607	2
Less: Class A Common Stock distributions declared and accumulated	72,451	46,256	141,750	85,629
Undistributed net loss	$(280,351)	$(359,897)	$(1,328,901)	$(1,052,048)
Class K Common Stock:
Undistributed net loss	$(197,488)	$(249,900)	$(938,678)	$(705,696)
Class K Common Stock distributions declared and accumulated	272,201	147,590	497,482	250,281
Net income (loss)	$74,713	$(102,310)	$(441,196)	$(455,415)
Net income (loss) per common share, basic and diluted	$0.04	$(0.10)	$(0.26)	$(0.54)
Weighted average number of common shares outstanding, basic and diluted	1,819,491	986,544	1,671,863	841,106
Class K-I Common Stock:
Undistributed net loss	$(16,340)	$(2)	$(51,411)	$(6)
Class K-I Common Stock distributions declared and accumulated	22,540	1	27,256	2
Net income (loss)	$6,200	$(1)	$(24,155)	$(4)
Net income (loss) per common share, basic and diluted	$0.04	$(0.10)	$(0.26)	$(0.54)
Weighted average number of common shares outstanding, basic and diluted	150,546	10	91,567	7
Class K-T Common Stock:
Undistributed net loss	$(385)	$(2)	$(1,144)	$(6)
Class K-T Common Stock distributions declared and accumulated	531	1	607	2
Net income (loss)	$146	$(1)	$(537)	$(4)
Net income (loss) per common share, basic and diluted	$0.04	$(0.10)	$(0.26)	$(0.54)
Weighted average number of common shares outstanding, basic and diluted	3,547	10	2,037	7
Class A Common Stock:
Undistributed net loss	$(52,570)	$(78,329)	$(267,486)	$(241,464)
Class A Common Stock distributions declared and accumulated	72,451	46,256	141,750	85,629
Net income (loss)	$19,881	$(32,073)	$(125,736)	$(155,835)
Net income (loss) per common share, basic and diluted	$0.04	$(0.10)	$(0.26)	$(0.54)
Weighted average number of common shares outstanding, basic and diluted	484,333	309,223	476,415	287,796
Class B Common Stock:
Undistributed net loss	$(13,568)	$(31,664)	$(70,182)	$(104,876)
Net loss per common share, basic and diluted	$(0.11)	$(0.25)	$(0.56)	$(0.84)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard effective January 1, 2019, and applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. The Company applied the optional transition method in ASU No. 2018-11, “Leases”, which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820):Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU No. 2018-13”). ASU No. 2018-13 requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at the balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are now eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2019:

Property Name	Date Acquired	Location	Ownership Interest	Contract Purchase Price(1) (2)	Rooms	Mortgage Debt Outstanding
Springhill Suites Wilmington	05/24/2017(1)	Wilmington, NC	51%	$18,000,000	120	$11,268,000
Staybridge Suites St. Petersburg	06/29/2017(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,325,000
Hotel Indigo Traverse City	08/15/2018	Traverse City, MI	100%	$26,050,000	107	$15,092,000	(3)

(1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)	Contract purchase price excludes acquisition fees and costs.

(3)	Original principal loan balance was $17,836,000. As of June 30, 2019, the Company repaid $2,744,000 of the original outstanding principal balance.

Investments in hotel properties consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Land	$7,987,069	$7,987,069
Building and improvements	53,400,815	53,318,816
Furniture, fixtures, and equipment	5,162,620	4,759,475
Construction in progress	36,558	12,837
Total cost	66,587,062	66,078,197
Accumulated depreciation	(2,393,787)	(1,297,152)
Property and equipment, net	$64,193,275	$64,781,045

Depreciation expense was $554,852 and $335,717 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $1,096,635 and $347,347 for the six months ended June 30, 2019 and 2018, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at June 30, 2019, is a $13,325,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $11,268,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”) and a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”).

The St. Petersburg Note requires monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

The Wilmington Note requires monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

The TCI Note was entered into on August 15, 2018 and had an original principal balance of $17,836,000. As of June 30, 2019, the Company had prepaid $2,744,000 outstanding on the TCI Note. The TCI Note bears interest at a LIBOR plus a LIBOR rate margin of 2.50% at June 30, 2019. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default and at June 30, 2019, the Company was in compliance with such covenants.

Interest expense on mortgage notes payable for the three months ended June 30, 2019 and 2018 was $432,926 and $274,072, respectively. Interest expense on mortgage notes payable for the six months ended June 30, 2019 and 2018 was $932,204 and $283,107, respectively.

Also included in mortgage notes payable as of June 30, 2019, is $403,887 of deferred financing costs and debt discounts. For the three and six months ended June 30, 2019, the Company amortized $25,870 and $51,739, respectively, of deferred financing costs and debt discounts as interest expense.

Note 5 – Interest Rate Swap

On August 15, 2018, the Company entered into an interest rate swap derivative contract with a notional amount of $15,092,000 and a strike rate of 2.80%. The interest rate swap contract terminates on August 15, 2021. The estimated fair value of the interest rate swap at June 30, 2019, is a liability of $374,038, which is included in accounts payable, accrued expenses and other on the condensed consolidated balance sheets. The Company valued the interest rate swap using Level 2 inputs. Changes in the fair value of the interest rate swap are recorded as an unrealized gain (loss) in the condensed consolidated statements of operations, as the Company did not designate this interest rate swap as a hedge. For the three and six months ended June 30, 2019, the Company recognized an unrealized loss of $158,605 and $227,348, respectively, in the condensed consolidated statements of operations.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Related Party Transactions

The Company entered into the Amended and Restated Advisory Agreement on August 2, 2018, with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). Pursuant to the Advisory Agreement, PHA oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, and other administrative services. PHA also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which include maintaining required financial records and preparing reports to stockholders and filings with the SEC. In addition, PHA assists an independent valuation firm and the Company’s board of directors in calculating and determining the Company’s NAV, and assists the Company in overseeing the preparation and filing of tax returns, payment of expenses and for the performance of administrative and professional services rendered to the Company by others. The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. The Company reimburses PHA for certain expenses and pays PHA certain fees pertaining to services provided.

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of June 30, 2019, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

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

There were no acquisition fees incurred for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, the Company incurred $0 and $124,978 in acquisition fees, respectively. Acquisition fees are included in other fees to affiliates on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. As of June 30, 2019, there were $537,980 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Accrued interest on the outstanding acquisition fee was $8,048 and $16,007, respectively, for the three and six months ended June 30, 2019, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. Accrued interest on the acquisition fee for the three and six months ended June 30, 2018, was $1,870 and $1,931, respectively.

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

For the three and six months ended June 30, 2019, the Company incurred $87,930 and $175,342 in asset management fees, respectively. For the three and six months ended June 30, 2018, the Company incurred $38,108 and $38,629 in asset management fees, respectively. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. Accrued interest on the outstanding asset management fees was $5,420 and $9,479 for the three and six months ended June 30, 2019, respectively. Accrued interest on the outstanding asset management fees was $578 for the three and six months ended June 30, 2018, respectively. These amounts are included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

There were no disposition fees incurred for the three and six months ended June 30, 2019 and 2018.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of June 30, 2019 and 2018 were paid directly by the Company and there have been no reimbursements to PHA.

Organization and Offering Costs

Organization and offering costs include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, as well as legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. For more information regarding selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, see Note 7 – “Stockholders’ Equity”.

Certain organization and offering costs have been incurred by PHA on behalf of the Company. As of June 30, 2019, the total amount of organization and offering costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $6,478,222, of which $1,459,352 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payment to PHA of $582,531. The Company may reimburse PHA and its affiliates for organization and offering costs incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of June 30, 2019, $3,179,559 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.

The Company records organization and offering costs as charges against additional paid-in capital on the balance sheet as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of each of the gross offering proceeds of the Private Offering and the Public Offering as of June 30, 2019, respectively. The Company recognized organization and offering costs of $1,317,457 and $963,114 for the six months ended June 30, 2019 and 2018, respectively. Of the organization and offering costs recognized in the balance sheets, $0 and $474,243 were paid to PHA through the issuance of A Shares for the six months ended June 30, 2019 and 2018, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Advances to PHA

As of June 30, 2019, the Company had advanced $730,000 to PHA for general and administrative expenses to be paid by PHA on behalf of the Company. Actual general and administrative expenses paid by PHA on behalf of the Company as of June 30, 2019 were $392,253 and the excess amount advanced of $337,747 is included in due from related parties in the condensed consolidated balance sheet as of June 30, 2019.

As of June 30, 2019, the Company advanced $1,663,153 to PHA for organization and offering costs expected to be recognizable through the termination of the Public Offering as permitted by the Advisory Agreement. The excess of the amount advanced over the $1,012,360 recognized as organization and offering costs as of June 30, 2019 of $650,793 is included in due from related parties in the condensed consolidated balance sheet as of June 30, 2019.

Property Management Fee and Reimbursement

A wholly-owned subsidiary of PCF entered into hotel management agreements with PHR St. Petersburg Hotel Manager, LLC (the “St. Petersburg Manager”) to operate and manage the Staybridge Suites St. Petersburg, and with PHR Wilmington Hotel Manager, LLC (the “Wilmington Manager”) to operate and manage the Springhill Suites Wilmington, including making all human resource decisions. The St. Petersburg Manager and the Wilmington Manager are related to PCF through common ownership. The term of each agreement is four years, commencing on June 29, 2017 for the Staybridge Suites St. Petersburg and on May 24, 2017 for the Springhill Suites Wilmington. The employees of the hotels are employed by St. Petersburg Manager and Wilmington Manager; however, pursuant to the management agreements, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels. The St. Petersburg Manager and the Wilmington Manager are paid a base management fee equal to 3% of the respective hotel’s gross revenues. The St. Petersburg Manager and the Wilmington Manager will also be reimbursed for certain expenses and centralized service costs.

A wholly-owned subsidiary of the Operating Partnership entered into hotel management agreements with PHR Traverse City Hotel Manager, LLC (the “TCI Manager”) to operate and manage the Hotel Indigo Traverse City, including making all human resource decisions. The TCI Manager is related to the Hotel Indigo Traverse City, through common ownership. The term of the agreement is five years, commencing on August 15, 2018. The employees of the hotels are employed by the TCI Manager, however, pursuant to the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotel. The TCI Manager is paid a base management fee equal to 3% of the hotel’s gross revenues. The TCI Manager will also be reimbursed for certain expenses and centralized service costs.

Aggregate property management fees incurred for the three and six months ended June 30, 2019 were $142,208 and $248,825, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. Aggregate management fees earned for the three and six months ended June 30, 2018 were $76,317 and $79,699, respectively. As of June 30, 2019, $58,031 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses for the three and six months ended June 30, 2019 were $10,532 and $27,404, respectively. As of June 30, 2019, $4,175 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three and six months ended June 30, 2019, the Company paid $59,573 to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. As of June 30, 2019, the Company had a payable balance of $162,367 due to TPG Risk Services, LLC, which is included in the due to related parties on the condensed consolidated balance sheet.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. Construction management fees incurred during the three and six months ended June 30, 2019, were $13,874 and $22,787, respectively, and capitalized as a part of the construction cost. There were no construction management fees incurred for the three and six months ended June 30, 2018. During the three and six months ended June 30, 2019, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $398,152 and $545,576, respectively, for capital expenditure costs incurred at the hotel properties. As of June 30, 2019, $45,101 of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at June 30, 2019, was a $150,570 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hotel Indigo Traverse City.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services shall be approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three and six months ended June 30, 2019 and 2018.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Payment Upon Advisory Agreement Termination for Cause

If the Company terminates the Advisory Agreement for cause, the Company would not have a current obligation to make any payments to PHA or to S2K Servicing LLC (formerly known as Colony S2K Servicing LLC), an affiliate of the dealer manager. However, any A Shares and B Shares (as defined herein) held by them or their affiliates would remain outstanding. In addition, any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus any interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, would remain outstanding obligations, and the deferred fees would continue to accrue interest at a non-compounded annual rate of 6.0%. Such deferred fees and interest thereon would be payable upon a liquidation event.

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 2.81% for the three months ended June 30, 2019 and 2018, and 2.91% and 2.80% for the six months ended June 30, 2019 and 2018, respectively. The maturity date of the notes is the date after all outstanding K Shares of the Company have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheet at June 30, 2019 and December 31, 2018. Accrued interest was $659 and $1,356 for the three and six months ended June 30, 2019, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. Accrued interest was $659 and $1,310 for the three and six months ended June 30, 2018, respectively.

On August 15, 2018, in connection with the acquisition of the Traverse City Hotel Indigo, the Company entered into an unsecured loan with its Sponsor in the principal amount of $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrues interest at the rate of 4.75% per annum and has a maturity date of August 16, 2019. The Sponsor has indicated to the Company that it will extend the maturity date for an additional year if requested by the Company. The Promissory Note contains customary terms and conditions, including, without limitation, defaults for failure to pay and bankruptcy or insolvency proceedings. Upon the occurrence of a default, interest on the Promissory Note will accrue at an annual default interest rate equal to 2.0% above the stated interest rate. The Company anticipates using proceeds from the sale of K Shares, K-I Shares and K-T Shares to prepay the Promissory Note. The Promissory Note was approved by a majority of the Company’s board of directors, including a majority of the independent directors. As of June 30, 2019, the Company had prepaid $5,800,000 of the principal amount and the remaining outstanding principal balance of $800,000 is included in due to related parties on the condensed consolidated balance sheet. Interest expense for the three and six months ended June 30, 2019 was $39,022 and $115,854, respectively, and is included in interest expense on the condensed consolidated statements of operations. The unpaid accrued interest balance of $6,116 as of June 30, 2019, is included in due to related parties on the condensed consolidated balance sheet.

Subsequent to June 30, 2019, the Company made aggregate prepayments of $800,000 on the Promissory Note and as of July 11, 2019, the entire principal and accrued interest balance had been repaid.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Stockholders’ Equity

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

B Shares have no voting rights, other than the right to vote on and approve any further issuances of an increase of the authorized number of B Shares. In addition, if the Company were to list any shares of its common stock on a national securities exchange, the Company will repurchase its B Shares in accordance with its charter. Holders of B Shares are not entitled to distributions; however, in certain situations (other than upon liquidation) the Company may have excess cash available for distribution and the board of directors may authorize special distributions in which the holders of B Shares will receive 12.5% of any such excess cash on a pro rata basis.  Holders of B Shares would also generally be entitled to receive 12.5% of any remaining liquidation cash pro rata based on the number of B Shares outstanding.

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances, respectively. A Shares sold to unaffiliated investors were issued as part of a Unit. As of June 30, 2019, under the primary portion of the Public Offering, the Company had issued 748,430 K Shares, 212,884 K-I Shares, and 6,040 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $7,477,347 from K Share issuances, $1,982,050 from K-I Share issuances, and $60,400 from K-T Share issuances. As of June 30, 2019, the Company had issued 336 K Shares and 427 K-I Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $3,190 and $4,060, respectively. As of June 30, 2019, the Company had issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2019, the Company had issued 384,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $3,844,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. As of September 30, 2018, there was no remaining receivable balance reflected in equity. As of June 30, 2019, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the six months ended June 30, 2019, pursuant to the primary portion of the Public Offering, the Company sold 617,130 K Shares for aggregate gross proceeds of $6,164,347, or $9.99 per K Share; 200,651 K-I Shares for aggregate gross proceeds of $1,866,050, or $9.30 per K-I Share; and 5,540 K-T Shares for aggregate gross proceeds of $55,400, or $10.00 per K-T Share. During the same period, pursuant to the DRIP, the Company had issued 336 K Shares to investors at a price of $9.50 per K Share for aggregate gross proceeds of $3,190, and 427 K-I Shares at a price of $9.50 per K-I Share for aggregate gross proceeds of $4,060.

Subsequent to June 30, 2019 and through August 9, 2019, pursuant to the primary portion of the Public Offering, the Company sold approximately 187,025 K Shares to investors at a weighted average price of $9.96 per K Share for gross proceeds of $1,863,300. The Company sold approximately 133,871 K-I Shares to investors at a weighted average price of $9.30 per K-I Share for gross proceeds of $1,245,000. The Company sold approximately 2,500 K-T Shares to investors at a weighted average price of 10.00 per K-T Share for gross proceeds of $25,000. During the same period, pursuant to the DRIP, the Company issued 983 K Shares to investors at a price of $9.50 per K Share for aggregate gross proceeds of $9,336, 834 K-I Shares at a price of $9.50 per K-I Share for aggregate gross proceeds of $7,926 and 12 K-T Shares to investors at a price of $9.50 per K-T Share for aggregate gross proceeds of $112.

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

The Company pays S2K Financial LLC, as dealer manager of the Public Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The dealer manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering. The dealer manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees are generally be paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, or S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of June 30, 2019, the Company recognized $799,587 of selling commissions and dealer manager fees in connection with the Public Offering.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company will also pay S2K Financial LLC with respect to each K-T Share sold in the primary portion of the Public Offering a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The dealer manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of June 30, 2019, the Company recognized $106 of stockholder servicing fees in connection with the Public Offering.

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

Upon a liquidation event, any remaining liquidation cash will be paid as a special distribution (a) to the holders of K Shares, K-I Shares and K-T Shares to share, pro rata in accordance with the number of K Shares, K-I Shares and K-T Shares, 50% of such excess cash (or 87.5% of such excess cash if the A Shares have been repurchased in connection with a Non-cause Advisory Agreement Termination; (b) the holders of B Shares to share, pro rata in accordance with the number of B Shares, 12.5% of excess cash; and (c) the holders of A Shares (including PHA or its affiliates) to share, pro rata in accordance with the number of A Shares, 37.5% of such excess cash (unless all such A Shares previously have been repurchased in connection with a Non-cause Advisory Agreement Termination, in which case the excess cash otherwise apportioned to the A Shares would be distributed to the holders of the K Shares, K-I Shares and K-T Shares as noted above).

The Company has established a long-term incentive plan pursuant to which the Company’s board of directors (including independent directors), officers and employees, PHA and its affiliates and their respective employees, employees of entities that provide services to the Company, managers of the Company’s advisor or directors or managers of entities that provide services to the Company and their respective employees, certain of the Company’s consultants and certain consultants to PHA and its affiliates or entities that provide services to the Company and their respective employees may be granted incentive awards in the form of restricted stock, options, and other equity-based awards.

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of  (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the 2019 annual meeting of stockholders on July 11, 2019.

In addition to the stock awards, the Company pays each of its independent directors annual compensation of $27,500, pro-rated for a partial term. In addition, the independent directors are paid for attending meetings as follows: (1) $1,000 for each board meeting attended in person, (2) $500 for each board meeting attended via teleconference, (3) $500 for each audit committee meeting attended in person ($375 for attendance by the chairperson of the audit committee at each meeting of the audit committee), and (4) $250 for each audit committee meeting attended via teleconference. In the event that there is a board meeting and one or more committees on a single day, the fees paid to each director will be limited to $1,500 per day. Director compensation is an operating expense of the Company. The Company recorded an operating expense of $24,375 and $23,625 for the three months ended June 30, 2019 and 2018, respectively, and $49,875 and $44,250 for the six months ended June 30, 2019 and 2018, respectively, related to the independent directors’ annual compensation, which is included in corporate general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2019 and December 31, 2018, $24,375 and $27,000 is included in accounts payable, accrued expenses and other, net on the consolidated balance sheets, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Share Repurchase Program and Redeemable Common Stock

The Company’s share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to the Company, subject to restrictions and applicable law. The Company is not required to repurchase shares. The share repurchase program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the commencement of execution on a plan of liquidation, the listing of the K Shares, K-I Shares or K-T Shares (or successor security) on a national securities exchange, or the Company’s merger with a listed company. The Company cannot guarantee that a liquidity event will occur.

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

The per share repurchase price will depend on the length of time the stockholder has held such shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date
Less than 1 year	No Repurchase Allowed
1 year	92.5% of most recent estimated per share NAV
2 years	95.0% of most recent estimated per share NAV
3 years	97.5% of most recent estimated per share NAV
4 years	100.0% of most recent estimated per share NAV
In the event of a stockholder's death or disability	100.0% of most recent estimated per share NAV

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

The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received. The Company’s board of directors approved outstanding repurchase requests received during the three months ended June 30, 2019. On August 2, 2019, the Company repurchased 2,500 K Shares for $23,125, or $9.25 per K Share.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Distributions

On January 25, 2019, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2018, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on January 28, 2019. The board of directors determined that, with respect to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2018, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since September 30, 2018, was $193,826, or $0.0016438356 per K Share per day, $1,123, or $0.0016438356 per K-I Share per day, and $29, or $0.0013698656 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on January 31, 2019.

On April 29, 2019, the Company’s board of directors authorized the payment of distributions, which were authorized to be made with funds generated by property operations, with respect to each K Share, K-I Share and K-T Share outstanding as of March 31, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on April 30, 2019. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share and K-I Share outstanding since December 31, 2018, and with respect to each K-T Share outstanding since the date the first K-T Share was issued by the Company less any distributions previously paid with respect to such K-T Shares, was $225,280, $4,722, and $88, respectively, or $0.0016438356 per K Share per day, $0.0016438356 per K-I Share per day, and $0.0016438356 per K-T Share per day. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on May 1, 2019.

On July 31, 2019, the Company’s board of directors authorized the payment of distributions, which were authorized to be made with funds generated by property operations, with respect to each K Share, K-I Share and K-T Share outstanding as of June 30, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on August 1, 2019. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share outstanding since March 31, 2019, was $272,176, $22,536, and $531, respectively, or $0.0016438356 per K Share per day, $0.0016438356 per K-I Share per day, and $0.0016438356 per K-T Share per day. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on August 2, 2019.

Note 8 - Income Taxes

The Company recognized a consolidated income tax expense of $24,340 for the three months ended June 30, 2019, and a consolidated income tax benefit of $25,424 for the six months ended June 30, 2019. The Company recognized a consolidated income tax expense of $86,540 for the three and six months ended June 30, 2018. These amounts relate to the operations of the Company’s TRSs.

Note 9 - Subsequent Events

Second Amendment to Dealer Manager Agreement

The Company is party to a Dealer Manager Agreement, as amended, by and among the Company, S2K Financial LLC, and the Operating Partnership, dated August 2, 2018 (the “Dealer Manager Agreement”). The Dealer Manager Agreement governs the distribution by S2K Financial LLC of the shares of the Company’s common stock in the Company’s Public Offering. On July 31, 2019, the Company, the Operating Partnership and S2K Financial LLC entered into the Second Amendment to the Dealer Manager Agreement (the “Dealer Manager Agreement Amendment”) to reflect the terms pursuant to which participating broker-dealers will be permitted to employ a process involving the use of electronic signatures and/or electronic delivery of the prospectus and other documents related to the Public Offering.

Renewal of the Advisory Agreement

On July 31, 2019, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Amended and Restated Advisory Agreement, by and among the Company, the Operating Partnership and PHA, dated August 2, 2018, as amended. The renewal will be for a one-year term and was effective on August 2, 2019.

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

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2019.

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

Overview

We were formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of June 30, 2019, we owned an interest in three select-service hotel properties. We will elect to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

On August 14, 2018, we commenced our public offering (“Public Offering”) pursuant to a Registration Statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the SEC, to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K Shares at an initial offering price of $10.00 per K Share, K-I Shares (“K-I Shares”), at an initial offering price of $9.50 per K-I Share, and K-T Shares (“K-T Shares”), at an initial offering price of $10.00 per K-T Share and $50,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the “DRIP”), at $9.50 per K Share, $9.50 per K-I Share and $9.50 per K-T Share. On November 16, 2018, we revised the offering price per K-I Share from $9.50 to $9.30 per K-I Share.

On May 23, 2019, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an estimated NAV per share of all classes of the our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share.

Since the commencement of the Public Offering and as of June 30, 2019, we received approximately $9,527,047 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $3,190 of K Shares and $4,060 of K-I Shares pursuant to the DRIP. Additionally, on October 26, 2018 and June 10, 2019, we received $1,500,000 and $690,000, respectively, from the sale of A Shares to THR in private placements. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K-I Shares, K Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K-I Shares, K Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of August 9, 2019, we had sold 2,190,391 K Shares, 348,026 K-I Shares, 8,562 K-T Shares and 537,410 A Shares in all our offerings for gross proceeds of $21,751,833, $3,239,136, $85,612 and $5,374,095, respectively, and $30,450,676 in the aggregate. These gross proceeds are inclusive of 1,319 K Shares, 1,262 K-I Shares and 12 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of $12,527, $11,986 and $112, respectively, and $24,625 in the aggregate.

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

S2K Financial LLC is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of June 30, 2019, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

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

During the twelve months ended December 31, 2018, the twelve months ended March 31, 2019, and the twelve months ended June 30, 2019, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income, or Excess Amounts. We incurred operating expenses of approximately $1,241,562 and incurred an Excess Amount of approximately $1,169,242 during the twelve months ended December 31, 2018. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the twelve months ended March 31, 2019. We incurred operating expenses of approximately $1,567,373 and incurred an Excess Amount of approximately $1,143,625 during the twelve months ended June 30, 2019. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended December 31, 2018, March 31, 2019, and June 30, 2019 was justified as unusual and non-recurring as we are in the early stages of raising and deploying capital.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions as of June 30, 2019.

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

Distributions

Our board of directors may authorize payment of distributions in excess of those required for us to maintain REIT status as it deems appropriate. We currently pay regular quarterly distributions to our stockholders. We expect to continue to pay distributions quarterly unless our results of operations, our general financial condition, applicable provisions of Maryland law or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our board of directors, in its sole discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our K Shares, K-I Shares or K-T Shares.

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

For information on distributions paid during the three and six months ended June 30, 2019, refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019		2018
Distributions paid in cash	$417,814		$163,761
Distributions reinvested	7,250		-
Total distributions	$425,064		$163,761

Source of distributions:
Cash flows provided by operations	$417,814	98%	$102,690	63%
Loans from affiliates	-	0%	61,071	37%
Offering proceeds from issuance of common stock pursuant to the DRIP	7,250	2%	-	0%
Total sources	$425,064	100%	$163,761	100%

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2019 and 2018. The ability to compare one period to another is significantly affected by acquisitions completed during those periods. We commenced real estate operations on March 29, 2018, in connection with our first investment, a 51% ownership interest in two select-service hotel properties, the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg, through our joint venture with Procaccianti Convertible Fund, LLC (“PCF”), an affiliate of our Sponsor. We completed our second investment, a 100% fee simple interest in the Hotel Indigo Traverse City, another select-service hotel property, on August 15, 2018. As of June 30, 2019, we had not made any additional investments in hotel properties. Therefore, our results of operations for the three and six months ended June 30, 2019 are not directly comparable to those for the three and six months ended June 30, 2018. In general, we expect that our income and expenses related to our real estate investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

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

Inflation

As of June 30, 2019, our investments consisted of interests in three hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressure may, however, limit the operators’ ability to raise room rates. We are not currently experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Given the geographical location of our current portfolio of hotel properties, we expect that the results of operations for the first half of 2019 will produce lower revenues than what we anticipate earning in the second half of 2019.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Rooms revenue

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenue is the product of the number of rooms sold and the average daily room rate. Rooms revenue increased to $4,045,047 for the three months ended June 30, 2019 from $2,416,520 for the three months ended June 30, 2018, due to the fact that we owned an additional hotel at June 30, 2019. We expect that rooms revenue will increase in future periods as a result of future acquisitions of hotel properties.

A comparison of hotel room revenue for the hotels owned continuously for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
Springhill Suites Wilmington	$1,390,650	$1,197,451	$193,199
Staybridge Suites St. Petersburg	1,156,485	1,219,069	(62,584)
	$2,547,135	$2,416,520	$130,615

The increase in rooms revenue of $193,199, or 16.1%, at the Springhill Suites Wilmington is primarily driven by an increase in both occupancy and the average daily room rate compared to the prior year. Occupancy at the Springhill Suites Wilmington increased from 82.6% for the three months ended June 30, 2018 to 89.8% for the three months ended June 30, 2019, an increase of 720 basis points. The average daily rate at the Springhill Suites Wilmington increased from $133 for the three months ended June 30, 2018 to $142 for the three months ended June 30, 2019, an increase of 6.8%. The increase is mainly a result of lingering benefits from Hurricane Florence, which made landfall in Wilmington in September 2018, and aggressive sales efforts focused on securing group business.

The decrease in rooms revenue of $62,584, or 5.1%, at the Staybridge Suites St. Petersburg is primarily driven by a decrease in occupancy compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg decreased from 80.1% for the three months ended June 30, 2018 to 75.7% for the three months ended June 30, 2019, a decrease of 440 basis points. This decrease was mainly the result of group business cancellations and attrition and lower than projected extended stay.

During the three months ended June 30, 2019, the Hotel Indigo Traverse City, which was purchased in the third quarter of 2018, recognized $1,497,912 of rooms revenue.

Food and beverage revenue

Food and beverage revenue increased to $566,180 for the three months ended June 30, 2019 from $90,199 for the three months ended June 30, 2018. These amounts are comprised of revenue realized in hotel food and beverage outlets as well as catering events. The increase from the prior year period is primarily driven by the acquisition of the Hotel Indigo Traverse City, which generated $494,606 of food and beverage revenues from its rooftop bar during the three months ended June 30, 2019. The Company did not own the Hotel Indigo Traverse City during the three months ended June 30, 2018. Excluding the impact of the Hotel Indigo Traverse City, food and beverage revenues decreased $18,625, or 20.6%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. We expect that food and beverage revenue will increase in future periods as a result of future acquisitions of hotel properties.

Other operating revenue

Other operating revenue increased to $115,486 for the three months ended June 30, 2019 from $36,564 for the three months ended June 30, 2018. These amounts include ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The increase from the prior year period is primarily driven by the acquisition of the Hotel Indigo Traverse City, which generated $81,472 of other operating revenues from valet parking and gift shop sales during the three months ended June 30, 2019. The Company did not own the Hotel Indigo Traverse City during the three months ended June 30, 2018. Excluding the impact of the Hotel Indigo Traverse City, other operating revenues decreased $2,550, or 7.0%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. We expect that other operating revenue will increase in future periods as a result of future acquisitions of hotel properties.

Rooms expense

Rooms expenses increased to $793,664 for the three months ended June 30, 2019 from $533,886 for the three months ended June 30, 2018. The increase in rooms expense was primarily due to the fact that we owned one additional hotel at June 30, 2019, which generated $271,861 of rooms expense for the three months ended June 30, 2019, compared to June 30, 2018. Excluding the impact of the Hotel Indigo Traverse City, rooms expenses decreased $12,083, or 2.3%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Rooms expenses are primarily driven by the corresponding revenue account and occupancy.

Food and beverage expense

Food and beverage expenses were $376,252 and $73,533 for the three months ended June 30, 2019 and 2018, respectively. The increase in food and beverage expense was primarily due to the fact that we owned one additional hotel at June 30, 2019, which generated $311,071 of food and beverage expenses for the three months ended June 30, 2019, compared to June 30, 2018. Excluding the impact of the Hotel Indigo Traverse City, food and beverage expenses decreased $8,352, or 11.4%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy.

Other property expenses

Other property expenses were $1,398,712 and $758,197, for the three months ended June 30, 2019 and 2018, respectively. The increase in other property expenses was primarily due to the fact that we owned one additional hotel at June 30, 2019, which generated $571,766 of other property expenses for the three months ended June 30, 2019, compared to June 30, 2018. Excluding the impact of the Hotel Indigo Traverse City, other property expenses increased $68,749, or 9.1%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Other property expenses are primarily driven by the corresponding revenue account and occupancy. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $142,208 and $76,317, including $62,594 and $0 pertaining to the Hotel Indigo Traverse City, for the three months ended June 30, 2019 and 2018, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues. The increase in property management fees to affiliates was primarily due to the fact that we owned one additional hotel at June 30, 2019 compared to June 30, 2018, which resulted in an increase to gross revenues. Excluding the impact of the Hotel Indigo Traverse City, property management fees to affiliates increased $3,297, or 4.3%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Corporate general and administrative

Corporate general and administrative expenses were $337,936 and $326,958 for the three months ended June 30, 2019 and 2018, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $87,930 and $38,108 for the three months ended June 30, 2019 and 2018, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. The increase in asset management fees is primarily a result of an additional hotel in our portfolio at June 30, 2019 compared to June 30, 2018, resulting in $50,532 of asset management fees pertaining to the Hotel Indigo Traverse City for the three months ended June 30, 2019. We deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. There were no acquisition fees incurred for the three months ended June 30, 2019 and 2018.

Acquisition costs

There were no acquisition costs for the three months ended June 30, 2019 and 2018.

Depreciation and amortization

Depreciation and amortization expenses were $557,471 and $345,216 for the three months ended June 30, 2019 and 2018, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The increase in depreciation was primarily due to the fact that we owned an additional hotel property at June 30, 2019 compared to June 30, 2018.

Gain on acquisition

There were no gains on acquisitions for the three months ended June 30, 2019 and 2018.

Interest expense

Interest expense was $511,943 and $277,179 for the three months ended June 30, 2019 and 2018, respectively. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor. Also included in interest expense are the amortization of deferred financing costs and debt discounts. Interest expense and amortization of debt issuance cost increased primarily due to the increased debt associated with the acquisition of the Hotel Indigo Traverse City on August 15, 2018.

Unrealized loss on interest rate swap

Unrealized loss on our interest rate swap for the three months ended June 30, 2019, was $158,605. During the three months ended June 30, 2018, we did not have an interest rate swap.

Income tax benefit

We had an income tax expense of $24,340 and $86,540 for the three months ended June 30, 2019 and 2018, which relates to taxable income at the TRSs.

Net income or loss

For the three months ended June 30, 2019, we had net income of $337,652 compared to net income of $27,349 for the three months ended June 30, 2018. The increase in net income of $310,303 over the comparable prior year period was primarily due to an increase in operations as a result of the aforementioned acquisition of the Hotel Indigo Traverse City.

Net income attributable to noncontrolling interest

Net income relating to noncontrolling interest for the three months ended June 30, 2019, was $250,280. Net income relating to noncontrolling interest for the three months ended June 30, 2018 was $193,398. This amount includes net income attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Rooms revenue

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenue is the product of the number of rooms sold and the average daily room rate. Rooms revenue increased to $7,215,559 for the six months ended June 30, 2019 from $2,527,373 for the six months ended June 30, 2018. The increase is primarily driven by the fact that we did not own the Hotel Indigo Traverse City during the six months ended June 30, 2018. Additionally, we only had ownership in PCF for three days during the first quarter of 2018 and therefore the rooms revenue for the six months ended June 30, 2019 is not comparable to the rooms revenue for the six months ended June 30, 2018 for these properties. We expect that rooms revenue will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.

Food and beverage revenue

Food and beverage revenue increased to $852,918 for the six months ended June 30, 2019 from $91,032 for the six months ended June 30, 2018. These amounts are comprised of revenue realized in hotel food and beverage outlets as well as catering events. The increase is primarily a result of the acquisition of the Hotel Indigo Traverse City on August 15, 2018, which generates food and beverage revenues from its rooftop bar. We expect that food and beverage revenue will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.

Other operating revenue

Other operating revenue increased to $207,747 for the six months ended June 30, 2019 from $37,628 for the six months ended June 30, 2018. These amounts include ancillary hotel revenue and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The increase from the prior year period was primarily the result of the Hotel Indigo Traverse City, which generates valet parking income. We expect that other operating revenue will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.

Rooms expense

Rooms expenses were $1,459,980 and $557,319 for the six months ended June 30, 2019 and 2018, respectively. The increase corresponds to an increase in rooms revenue as a result of owning an additional property at June 30, 2019 compared to June 30, 2018, and a full six months of rooms expenses from PCF at June 30, 2019.

Food and beverage expense

Food and beverage expenses were $627,010 and $73,533 for the six months ended June 30, 2019 and 2018, respectively. The increase corresponds to an increase in food and beverage revenue as a result of owning an additional property at June 30, 2019 compared to June 30, 2018.

Other property expenses

Other property expenses were $2,693,229 and $778,914, for the six months ended June 30, 2019 and 2018, respectively. The increase corresponds to an increase in other operating revenue as a result of owning an additional property at June 30, 2019 compared to June 30, 2018.

Property management fees to affiliates

Property management fees to affiliates were $248,825 and $79,699 for the six months ended June 30, 2019 and 2018, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The increase in property management fees to affiliates was primarily due to the fact that we owned one additional hotel at June 30, 2019 compared to June 30, 2018, which resulted in an increase in gross revenues.

Corporate general and administrative

Corporate general and administrative expenses were $802,324 and $512,786 for the six months ended June 30, 2019 and 2018, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. We expect that corporate general and administrative expenses will increase as we acquire additional hotel properties, but will decrease as a percentage of total revenue.

Other fees to affiliates

Other fees to affiliates were $175,341 and $163,607 for the six months ended June 30, 2019 and 2018, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $175,341 for the six months ended June 30, 2019 from $38,629 for the six months ended June 30, 2018. The increase in asset management fees is primarily a result of an additional hotel in our portfolio at June 30, 2019 compared to June 30, 2018. We deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. There were no acquisition fees incurred for the six months ended June 30, 2019. Acquisition fees incurred for the six months ended June 30, 2018 were $124,978 and related to the purchase of a 51% interest in PCF.

Acquisition costs

There were no acquisition costs for the six months ended June 30, 2019. Acquisition costs of $302,380 relating to the purchase of a 51% interest in PCF were expensed as incurred, for the six months ended June 30, 2018. Acquisition costs include closing costs associated with the purchase of hotel properties.

Depreciation and amortization

Depreciation and amortization expenses were $1,101,872 and $356,846 for the six months ended June 30, 2019 and 2018, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Gain on acquisition

There were no gains on acquisitions for the six months ended June 30, 2019. The $42,026 gain on acquisition for the six months ended June 30, 2018, represents the gain incurred as a result of purchase of the 51% interest in PCF. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly.

Interest expense

Interest expense was $1,126,639 and $286,927 for the six months ended June 30, 2019 and 2018, respectively. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor. Also included in interest expense are the amortization of deferred financing costs and debt discounts. Interest expense and amortization of debt issuance cost increased primarily due to the increased debt associated with the acquisition of the Hotel Indigo Traverse City on August 15, 2018.

Unrealized loss on interest rate swap

Unrealized loss on our interest rate swap for the six months ended June 30, 2019, was $227,348. During the six months ended June 30, 2018, we did not have an interest rate swap.

Income tax benefit

We had an income tax benefit of $25,424 for the six months ended June 30, 2019. The income tax expense was $86,540 for the six months ended June 30, 2018, which related to taxable income at the TRS.

Net income or loss

For the six months ended June 30, 2019, we had a net loss of $160,920 compared to a net loss of $500,492 for the six months ended June 30, 2018. The decrease in net loss of $339,572 over the comparable prior year period was primarily due to the operations of three hotel properties for the six months ended June 30, 2019 compared to the operations of two hotel properties for the three months and three days in the six months ended June 30, 2018.

Net income attributable to noncontrolling interest

Net income relating to noncontrolling interest for the six months ended June 30, 2019, was $500,886. Net income relating to noncontrolling interest for the six months ended June 30, 2018 was $215,642, which reflects the three months and three days of ownership interest in PCF. This amount includes net income attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF.

Liquidity and Capital Resources

Our sources of funds are primarily the net proceeds of our Public Offering, funds equal to amounts reinvested in the DRIP, operating cash flows and borrowings. Our principal demands for funds will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to and repurchases from our stockholders. Generally, we will fund our acquisitions from the net proceeds of the Public Offering. We intend to acquire our assets with cash, including proceeds from the Public Offering, and mortgage or other debt. PHA and its affiliates have agreed to purchase A Shares in a private placement in order to provide us with funds sufficient to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. We believe that cash from operations and net offering proceeds from the sale of common stock in the Public Offering will be sufficient to meet our obligations over the next twelve months. However, our ability to finance our operations is subject to some uncertainties. We do not intend to fund distributions from offering proceeds; however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from PHA, PHA’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use offering proceeds. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time. The funding of any repurchase requests received from our stockholders will be limited to the net proceeds we receive from the sale of shares under the DRIP and any other operating funds that may be authorized by our board of directors, in its sole discretion.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the period ended June 30, 2019. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the six months ended June 30, 2019 and 2018.

Cash Flows Provided by (Used in) Operating Activities

As of June 30, 2019, we owned an interest in three hotel properties. As of June 30, 2018, we owned an interest in two hotel properties for three months and three days. During the six months ended June 30, 2019, net cash provided by operating activities was $1,646,187, compared to the net cash used in operating activities of $501,508 for the six months ended June 30, 2018. Our operating cash flows during the six months ended June 30, 2019 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. We expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations. We also expect cash used in operating activities to increase in future periods as a result of the acquisition expenses incurred for anticipated future acquisitions of real estate and real estate-related investments.

Cash Flows Provided by (Used in) Investing Activities

Cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2019, net cash used in investing activities was $508,865 and was primarily the result of capital improvements at our hotel properties. During the six months ended June 30, 2018, cash used in investing activities was $6,855,895, which primarily represented the investment in PCF, net of the cash acquired, and capital improvements at the hotel properties.

Cash Flows Provided by (Used in) Financing Activities

During the six months ended June 30, 2019, net cash used in financing activities was $185,608. We received proceeds of $8,775,797 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $668,841 for the six months ended June 30, 2019. We made prepayments of $1,744,000 on mortgage notes payable and $5,800,000 on loans from affiliates. We paid cash distributions of $417,814 to stockholders with proceeds from operations. Cash flow from financing activities for the six months ended June 30, 2019, also includes $330,750 of distributions to noncontrolling interest. Net cash flows provided by financing activities for the six months ended June 30, 2018 were $5,406,124, which was the result of the issuance of $6,420,760 of common stock offset with $488,871 of selling commissions and dealer manager fees. Additionally, we received $61,071 in proceeds from loans from affiliates, which we used to pay distributions to stockholders. An additional $102,690 of distributions was paid to stockholders with proceeds from operations. Cash flow from financing activities for the six months ended June 30, 2018, also includes $423,075 of distributions to noncontrolling interest.

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

Promissory Note

On August 15, 2018, in connection with the acquisition of the Traverse City Hotel Indigo, we entered into an unsecured loan with our Sponsor in the principal amount of $6,600,000, evidenced by a promissory note (“Promissory Note”). As of June 30, 2019, we had prepaid $5,800,000 of the principal amount, and had a remaining outstanding principal balance of $800,000. Subsequent to June 30, 2019, on July 11, 2019, we made additional prepayments of $800,000 on the Promissory Note and have a remaining unpaid principal balance of $0. The Promissory Note accrued interest at the rate of 4.75% per annum and had a maturity date of August 16, 2019. We used proceeds from the sale of K Shares, K-I Shares and K-T Shares to prepay the Promissory Note. The Promissory Note was approved by a majority of our board of directors, including a majority of our independent directors.

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

Our contractual obligations as of June 30, 2019 are as follows:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Outstanding debt obligations	$800,000	$15,659,752	$846,709	$23,272,732	$40,579,193
Interest payments on outstanding debt obligations	958,439	3,484,814	2,112,043	562,376	7,117,672
Total	$1,758,439	$19,144,566	$2,958,752	$23,835,108	$47,696,865

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

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of net income (loss) to MFFO:
Net income (loss)	$337,652	$27,349	$(160,920)	$(500,492)
Depreciation and amortization	557,471	345,216	1,101,872	356,846
Gain on acquisition	-	-	-	(42,026)
FFO	895,123	372,565	940,952	(185,672)
Less noncontrolling interest:
Net income attributable to noncontrolling interest	(250,280)	(193,398)	(500,886)	(215,642)
Depreciation and amortization attributable to noncontrolling interest	(167,629)	(162,210)	(334,077)	(167,496)
FFO attributable to common stockholders	477,214	16,957	105,989	(568,810)
Acquisition fees and expenses	-	-	-	427,358
Amortization of deferred financing costs and debt discount as interest	25,869	-	51,739	-
Unrealized loss on interest rate swap	158,605	-	227,348	-
MFFO attributable to common stockholders	$661,688	$16,957	$385,076	$(141,452)

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2019. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 30, 2016, we commenced the Private Offering of K Shares and Units, which are comprised of four K Shares and one A Share, with a targeted maximum offering of $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act. At the termination of our Private Offering, we had sold approximately $15,582,755 in K Shares and A Shares (including A Shares sold to THR). We terminated the Private Offering prior to the SEC effective date of our Registration Statement relating to our Public Offering, on August 14, 2018. As of June 30, 2019, we had incurred $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering, which were paid to our dealer manager with proceeds from the issuance of A Shares.

On October 26, 2018 and June 10, 2019, we sold an aggregate of $1,500,000 and $690,000, respectively, in shares of Class A common stock, or 219,000 A Shares, to THR. Such sale was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act. No selling commissions, dealer manager fees or other organization and offering expenses were payable in connection with such sale. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 11, 2019, we granted 500 restricted K Shares to each of our independent directors in connection with each independent director’s election to our board of directors. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the annual meeting of stockholders on July, 11, 2019. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share. As of August 9, 2019, we had issued an aggregate of 2,250 restricted shares of Class K common stock to our independent directors in connection with their election to our board of directors. Restricted stock issued to our independent directors will vest over a four-year period following the first anniversary of the date of grant in increments of 25% per annum. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

On May 23, 2019, our board of directors determined an estimated NAV per share of all classes of our common stock as of March 31, 2019. Our board of directors determined that no updates to the offering prices of the K Shares, K-I Shares and K-T Shares in our Public Offering were required.

From the commencement of the Public Offering through June 30, 2019, we sold 748,430 K Shares at a weighted average price of $9.99 per share for gross proceeds of $7,477,347, 212,884 K-I Shares at a weighted average price of $9.31 per share for gross proceeds of $1,982,050, 6,040 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $60,400, for total gross proceeds of $9,519,797 in the Public Offering. During the same period, pursuant to the DRIP, we issued 336 K Shares to investors at a weighted average of $9.50 per K Share for aggregate proceeds of $3,190 and 427 K-I Shares at a weighted average of $9.50 per K-I Share for aggregate proceeds of $4,060.

From commencement of the Public Offering through June 30, 2019, we had incurred $799,587 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through the termination of the Private Offering, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through June 30, 2019, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$799,587	Actual
Other organization and offering costs	957,971	Actual
Total	$1,757,558

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of June 30, 2019, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $23,399,831.

Subsequent to June 30, 2019 and through August 9, 2019, we sold approximately 188,008 K Shares at a weighted average price of $9.96 per share for gross proceeds of $1,872,636, approximately 134,705 K-I Shares at a weighted average price of $9.30 per share for gross proceeds of $1,252,926, and approximately 2,512 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $25,112, for total gross proceeds of $3,150,674 in the Public Offering.

We expect to use the proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of June 30, 2019, we had an ownership interest in three hotel properties for a total purchase price of $34,575,340, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering and borrowings.

Share Repurchase Program

We have a share repurchase program that may provide an opportunity for stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. Refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for a discussion of the details of our share repurchase program.

During the six months ended June 30, 2019, we received one standard repurchase request for 2,500 K Shares, which as of June 30, 2019 was outstanding and unfulfilled. We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. Our board of directors approved the outstanding repurchase requests received during the three months ended June 30, 2019. On August 2, 2019, we repurchased 2,500 K Shares for $23,125, or $9.25 per K Share.

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

PROCACCIANTI HOTEL REIT, INC.

Date: August 14, 2019	By:	/s/ James A. Procaccianti
James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Gregory Vickowski
Gregory Vickowski
Chief Financial Officer, Treasurer and Director
(Principal Accounting Officer and
Principal Financial Officer)