Form 10-Q
period 2019-09-30
PROCACCIANTI HOTEL REIT, INC.
filed 2019-11-13
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, there were 2,485,580 shares of the Registrant’s Class K common stock issued and outstanding, 422,561 shares of the Registrant’s Class K-I common stock issued and outstanding, 36,616 shares of the Registrant’s Class K-T common stock issued and outstanding, 537,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Property and equipment, net	$63,821,605	$64,781,045
Cash	8,423,371	1,999,092
Restricted cash	1,788,831	1,799,060
Accounts receivable, net	312,242	194,707
Due from related parties	612,728	1,499,532
Prepaid expenses and other assets, net	577,579	454,526
Total Assets	$75,536,356	$70,727,962

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$39,411,733	$41,078,124
Accounts payable, accrued expenses and other, net	3,283,013	2,433,769
Due to related parties	1,250,566	7,503,357
Total Liabilities	43,945,312	51,015,250

Stockholders' Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 2,372,121 and 1,364,918 shares issued and outstanding, respectively	23,721	13,649
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 388,618 and 12,243 shares issued and outstanding, respectively	3,886	122
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 33,562 and 510 shares issued and outstanding, respectively	336	5
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 537,410 and 468,410 shares issued and outstanding, respectively	5,374	4,684
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	28,079,990	15,724,108
Cumulative loss	(2,060,407)	(2,368,768)
Cumulative distributions	(1,247,863)	(527,556)
Total Stockholders' Equity	24,806,287	12,847,494
Noncontrolling interest	6,784,757	6,865,218
Total Equity	31,591,044	19,712,712
Total Liabilities and Stockholders' Equity	$75,536,356	$70,727,962

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rooms	$4,929,444	$3,344,628	$12,145,003	$5,872,001
Food and beverage	830,559	514,332	1,683,477	605,364
Other operating	127,224	73,517	334,971	111,145
Total revenues	5,887,227	3,932,477	14,163,451	6,588,510

Expenses
Rooms	849,288	658,670	2,309,268	1,215,989
Food and beverage	495,679	290,344	1,122,689	363,877
Other property expenses	1,722,693	1,245,403	4,415,922	2,024,317
Property management fees to affiliates	177,041	118,062	425,866	197,761
Corporate general and administrative	310,610	384,094	1,112,934	896,880
Other fees to affiliates	88,358	474,335	263,699	637,942
Acquisition costs	-	-	-	302,380
Depreciation and amortization	566,107	430,292	1,667,979	779,656
Total expenses	4,209,776	3,601,200	11,318,357	6,418,802

Gain on acquisition	-	-	-	42,026

Operating income	1,677,451	331,277	2,845,094	211,734

Interest expense	(559,535)	(475,709)	(1,686,174)	(770,118)
Unrealized loss on interest rate swap	(18,543)	-	(245,891)	-
Net income (loss) before income taxes	1,099,373	(144,432)	913,029	(558,384)
Income tax benefit (expense)	(12,303)	10,837	13,121	(75,703)
Net income (loss)	1,087,070	(133,595)	926,150	(634,087)
Net income attributable to noncontrolling interest	116,903	166,877	617,789	382,519
Net income (loss) attributable to common stockholders	$970,167	$(300,472)	$308,361	$(1,016,606)

Net income (loss) attributable to Class K common stockholders - basic and diluted	$676,592	$(206,426)	$254,119	$(668,300)
Net income (loss) per Class K common share - basic and diluted	$0.31	$(0.17)	$0.14	$(0.69)
Weighted average number of Class K common shares outstanding - basic and diluted	2,188,750	1,210,468	1,846,052	965,580

Net income (loss) attributable to Class K-I common stockholders - basic and diluted	$103,925	$(2)	$23,969	$(5)
Net income (loss) per Class K-I common share - basic and diluted	$0.31	$(0.17)	$0.14	$(0.69)
Weighted average number of Class K-I common shares outstanding - basic and diluted	336,183	10	174,002	8

Net income (loss) attributable to Class K-T common stockholders - basic and diluted	$3,796	$(2)	$767	$(5)
Net income (loss) per Class K-T common share - basic and diluted	$0.31	$(0.17)	$0.14	$(0.69)
Weighted average number of Class K-T common shares outstanding - basic and diluted	12,280	10	5,489	8

Net income (loss) attributable to Class A common stockholders - basic and diluted	$166,119	$(53,819)	$68,398	$(205,679)
Net income (loss) per Class A common share - basic and diluted	$0.31	$(0.17)	$0.14	$(0.69)
Weighted average number of Class A common shares outstanding - basic and diluted	537,410	315,562	496,970	297,153

Net income (loss) attributable to Class B common stockholders - basic and diluted	$19,735	$(40,223)	$(38,892)	$(142,617)
Net income (loss) per Class B common share - basic and diluted	$0.16	$(0.32)	$(0.31)	$(1.14)
Weighted average number of Class B common shares outstanding - basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTEREST

(Unaudited)

	Common Stock										Additional			Total Procaccianti Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2018	1,364,918	$13,649	12,243	$122	510	$5	468,410	$4,684	125,000	$1,250	$15,724,108	$(2,368,768)	$(527,556)	$12,847,494	$6,865,218	$19,712,712
Issuance of common stock	298,646	2,987	54,156	542	-	-	-	-	-	-	3,464,643	-	-	3,468,172	-	3,468,172
Issuance of common stock pursuant to distribution reinvestment plan	6	-	118	1	-	-	-	-	-	-	1,175	-	-	1,176	-	1,176
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(304,574)	-	-	(304,574)	-	(304,574)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(215,829)	-	-	(215,829)	-	(215,829)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(749,178)	-	(749,178)	250,606	(498,572)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(194,978)	(194,978)	(36,750)	(231,728)
BALANCE, March 31, 2019	1,663,570	16,636	66,517	665	510	5	468,410	4,684	125,000	1,250	18,669,523	(3,117,946)	(722,534)	14,852,283	7,079,074	21,931,357
Issuance of common stock	319,983	3,200	146,495	1,465	5,540	56	69,000	690	-	-	5,302,214	-	-	5,307,625	-	5,307,625
Issuance of common stock pursuant to distribution reinvestment plan	330	3	309	3	-	-	-	-	-	-	6,068	-	-	6,074	-	6,074
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(364,267)	-	-	(364,267)	-	(364,267)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(432,787)	-	-	(432,787)	-	(432,787)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	87,372	-	87,372	250,280	337,652
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(230,086)	(230,086)	(294,000)	(524,086)
BALANCE, June 30, 2019	1,983,883	19,839	213,321	2,133	6,050	61	537,410	5,374	125,000	1,250	23,180,751	(3,030,574)	(952,620)	19,226,214	7,035,354	26,261,568
Issuance of common stock	389,755	3,897	174,463	1,745	27,500	275	-	-	-	-	5,774,679	-	-	5,780,596	-	5,780,596
Issuance of common stock pursuant to distribution reinvestment plan	983	10	834	8	12	-	-	-	-	-	17,356	-	-	17,374	-	17,374
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(446,801)	-	-	(446,801)	-	(446,801)
Repurchase of common stock	(2,500)	(25)	-	-	-	-	-	-	-	-	(23,100)			(23,125)		(23,125)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(422,895)	-	-	(422,895)	-	(422,895)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	970,167	-	970,167	116,903	1,087,070
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(295,243)	(295,243)	(367,500)	(662,743)
BALANCE, September 30, 2019	2,372,121	$23,721	388,618	$3,886	33,562	$336	537,410	$5,374	125,000	$1,250	$28,079,990	$(2,060,407)	$(1,247,863)	$24,806,287	$6,784,757	$31,591,044

	Common Stock										Additional			Total Procaccianti Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2017	549,091	$5,491	-	$-	-	$-	222,410	$2,224	125,000	$1,250	$6,147,007	$(691,587)	$(33,123)	$5,431,262	$-	$5,431,262
Issuance of common stock	293,196	2,932	10	-	10	-	84,000	840	-	-	3,749,267	-	-	3,753,039	-	3,753,039
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(259,734)	-	-	(259,734)	-	(259,734)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(303,192)	-	-	(303,192)	-	(303,192)
Due from TPG Hotel REIT Investor, LLC	-	-	-	-	-	-	-	-	-	-	303,192	-	-	303,192	-	303,192
Purchase of PCF	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,755,013	7,755,013
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(550,085)	-	(550,085)	22,244	(527,841)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(61,071)	(61,071)	-	(61,071)
BALANCE, March 31 2018	842,287	8,423	10	-	10	-	306,410	3,064	125,000	1,250	9,636,540	(1,241,672)	(94,194)	8,313,411	7,777,257	16,090,668
Issuance of common stock	263,932	2,639	-	-	-	-	4,000	40	-	-	2,665,042	-	-	2,667,721	-	2,667,721
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(229,137)	-	-	(229,137)	-	(229,137)
Transfers to redeemable common stock	-	-	-	-	-	-	-	-	-	-	(73,430)	-	-	(73,430)	-	(73,430)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(171,051)	-	-	(171,051)	-	(171,051)
Due from TPG Hotel REIT Investor, LLC	-	-	-	-	-	-	-	-	-	-	171,051	-	-	171,051	-	171,051
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(166,049)	-	(166,049)	193,398	27,349
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(102,690)	(102,690)	(423,075)	(525,765)
BALANCE, June 30, 2018	1,106,219	11,062	10	-	10	-	310,410	3,104	125,000	1,250	11,999,015	(1,407,721)	(196,884)	10,409,826	7,547,580	17,957,406
Issuance of common stock	147,399	1,474	-	-	-	-	8,000	80	-	-	1,542,645	-	-	1,544,199	-	1,544,199
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(134,170)	-	-	(134,170)	-	(134,170)
Transfers to redeemable common stock	-	-	-	-	-	-	-	-	-	-	23,125	-	-	23,125	-	23,125
Repurchase of common stock	(2,500)	(25)									(23,100)			(23,125)		(23,125)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(97,430)	-	-	(97,430)	-	(97,430)
Due from TPG Hotel REIT Investor, LLC	-	-	-	-	-	-	-	-	-	-	40,082	-	-	40,082	-	40,082
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(300,472)	-	(300,472)	166,877	(133,595)
Distributions paid													(147,591)	(147,591)	(499,800)	(647,391)
BALANCE, September 30, 2018	1,251,118	$12,511	10	$-	10	$-	318,410	$3,184	125,000	$1,250	$13,350,167	$(1,708,193)	$(344,475)	$11,314,444	$7,214,657	$18,529,101

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$926,150	$(634,087)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,667,979	779,656
Amortization of deferred financing costs and debt discount as interest	77,609	27,142
Amortization of key money loans	(40,125)	(14,521)
Gain on acquisition	-	(42,026)
Unrealized loss on interest rate swap	245,891	-
Changes in operating assets and liabilities:
Accounts receivable	(117,535)	(261,580)
Due from related parties	(184,707)	(504,978)
Prepaid expenses and other assets	(130,908)	(119,541)
Accounts payable, accrued expenses and other	643,478	1,051,374
Due to related parties	347,209	937,919
Net cash provided by operating activities	3,435,041	1,219,358

Cash Flows from Investing Activities:
Investment in PCF, net of cash acquired	-	(6,739,673)
Acqusition of hotel property, net	-	(26,061,459)
Capital improvements	(700,684)	(234,456)
Net cash used in investing activities	(700,684)	(33,035,588)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	14,556,393	7,964,959
Payment of commissions and dealer manager fees and stockholder servicing fees	(1,115,642)	(623,041)
Proceeds from mortgage note	-	17,836,000
Payments of mortgage notes principal	(1,744,000)	-
Payment of deferred financing costs	-	(223,510)
Proceeds from loans from affiliates	-	6,661,071
Payments of loans from affiliates	(6,600,000)	-
Proceeds from loans from franchisors	-	750,000
Distributions to stockholders	(695,683)	(311,352)
Distributions to noncontrolling interest	(698,250)	(922,875)
Repurchase of common stock	(23,125)	(23,125)
Net cash provided by financing activities	3,679,693	31,108,127

Increase (decrease) in cash and cash equivalents and restricted cash	6,414,050	(708,103)

Cash and cash equivalents and restricted cash, beginning of period	3,798,152	5,657,515

Cash and cash equivalents and restricted cash, end of period	$10,212,202	$4,949,412

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$8,423,371	$2,990,968
Restricted cash	1,788,831	1,958,444
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$10,212,202	$4,949,412

The Company paid the following amounts for interest and income taxes:

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest	$1,498,188	$686,235
Cash paid for income taxes	$23,700	$400

Supplemental Disclosure of Noncash Transactions

	Nine Months Ended September 30,
	2019	2018
Common stock issued pursuant to distribution reinvestment plan	$24,624	$-
Other offering costs paid to affiliates	$(1,071,511)	$(514,325)
Decrease in due from related parties	$1,071,511	$514,325

The accompanying notes are an integral part of these condensed consolidated financial statements

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company expects to use the proceeds from its Private Offering (defined below) and Public Offering (defined below) to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (“U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership that is wholly-owned by the Company (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership.

As of September 30, 2019, the Company owned interests in three select-service hotels located in three states with a total of 346 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

On September 30, 2016, the Company commenced a private offering (“Private Offering”) of shares of Class K common stock, $0.01 par value per share (“K Shares”), and units, which are comprised of four K Shares and one share of Class A common stock, each with a $0.01 par value per share (“Units”), for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company terminated its Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units, in the Private Offering. Of the $15,582,755 in gross proceeds raised, $2,954,095 was from the sale of shares of Class A common stock (“A Shares”) to TPG Hotel REIT Investor, LLC (“THR”) to fund organization and offering expenses associated with the K Shares and Units. With the A Share proceeds from the Private Offering, the Company paid $782,705 in selling commissions, $275,794 in dealer manager fees and recognized $1,083,912 in other offering costs with respect to the Private Offering.

On August 14, 2018, the Company commenced its initial public offering (“Public Offering”) pursuant to a registration statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the U.S. Securities and Exchange Commission (“SEC”), to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K Shares at an initial offering price of $10.00 per K Share, Class K-I common stock, (“K-I Shares”), at an initial offering price of $9.50 per K-I Share and Class K-T common stock (“K-T Shares”), at an initial offering price of $10.00 per K-T Share and $50,000,000 in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”) at $9.50 per K Share, $9.50 per K-I Share and $9.50 per K-T Share. On November 16, 2018, the Company revised the offering price per K-I Share in the primary offering from $9.50 to $9.30 per K-I Share, exclusive of the DRIP, which remained at $9.50 per K-I Share.

On May 23, 2019, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per share of Class B capital stock (“B Shares”). On March 22, 2018, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share.

Since the commencement of the Public Offering and through September 30, 2019, the Company received approximately $15,325,017 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $12,527, $11,986 and $112 of gross proceeds from K Shares, K-I Shares and K-T Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $2,190,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the differences between the applicable NAV per K-I Share and the applicable offering price per K-I Share and any amount equal to any discount to the initial offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company expects to offer shares of common stock in the Public Offering over a two-year period. If the Company has not sold all of the shares to be offered in the Public Offering within two years from the effective date of the Registration Statement, the Company may continue the Public Offering until August 14, 2021. The Company may, in its discretion, terminate the Public Offering at any time. If the Company’s board of directors determines that it is in the Company’s best interest, the Company may conduct follow-on public offerings upon the termination of the Public Offering. The Company’s charter does not restrict its ability to conduct offerings in the future.

The Company is externally managed by Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an Advisory Agreement by and among the Company, its Operating Partnership and PHA. PHA is an affiliate of the Company’s sponsor, Procaccianti Companies, Inc. (“Sponsor”).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

The Company acquired a 51% interest in, and became a co-manager of, Procaccianti Convertible Fund, LLC (“PCF”) on March 29, 2018. The Company determined that PCF is a variable interest entity (“VIE”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company has the power to direct the activities that most significantly impact PCF’s performance and the obligation to absorb losses or the right to receive benefits from PCF that could be significant to PCF and is, therefore, the primary beneficiary of PCF and consolidates the accounts of PCF. The assets of PCF were $38,952,599 at September 30, 2019, and consist primarily of land, building, furniture, fixtures, and equipment. The liabilities of PCF were $26,059,071 at September 30, 2019, and consist primarily of long-term debt. The assets of PCF are available to satisfy PCF’s obligations.

The Company has no foreign operations or assets and its operating structure includes only one segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assumptions and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of September 30, 2019, the estimated fair value of the mortgage notes payable was $40,723,058, compared to the carrying value of $39,548,322. These financial instruments are valued using Level 2 inputs. The Company also has an interest rate swap that is valued using Level 2 inputs. For more information, see Note 5 – “Interest Rate Swap.”

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

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At September 30, 2019, reserves for property taxes were $542,864 and reserves for capital improvements were $1,226,962. The Company also included $19,005 of guest advance deposits as restricted cash at September 30, 2019.

Organization and Offering Costs

Organization and offering costs include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. The Company charges organization and offering costs against additional paid in capital on the condensed consolidated balance sheet as it raises proceeds in its continuous Public Offering.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as a REIT, commencing with the taxable year ended December 31, 2018. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year following the year it initially elects to be taxed as a REIT, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to its stockholders.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At September 30, 2019, the Company had no material uncertain tax positions.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2016 through 2018 remaining subject to examination by federal and various state tax jurisdictions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Non-vested shares of restricted Class K common stock totaling 2,250 K Shares as of September 30, 2019 held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s calculated EPS for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$970,167	$(300,472)	$308,361	$(1,016,606)
Less: Class K Common Stock distributions declared and accumulated	331,039	183,082	828,495	433,362
Less: Class K-I Common Stock distributions declared and accumulated	50,849	2	78,107	4
Less: Class K-T Common Stock distributions declared and accumulated	1,857	2	2,475	4
Less: Class A Common Stock distributions declared and accumulated	81,274	47,723	223,024	133,353
Undistributed net income (loss)	$505,148	$(531,281)	$(823,740)	$(1,583,329)
Class K Common Stock:
Undistributed net income (loss)	$345,553	$(389,508)	$(574,376)	$(1,101,662)
Class K Common Stock distributions declared and accumulated	331,039	183,082	828,495	433,362
Net income (loss)	$676,592	$(206,426)	$254,119	$(668,300)
Net income (loss) per common share, basic and diluted	$0.31	$(0.17)	$0.14	$(0.69)
Weighted average number of common shares outstanding, basic and diluted	2,188,750	1,210,468	1,846,052	965,580
Class K-I Common Stock:
Undistributed net income (loss)	$53,076	$(4)	$(54,138)	$(9)
Class K-I Common Stock distributions declared and accumulated	50,849	2	78,107	4
Net income (loss)	$103,925	$(2)	$23,969	$(5)
Net income (loss) per common share, basic and diluted	$0.31	$(0.17)	$0.14	$(0.69)
Weighted average number of common shares outstanding, basic and diluted	336,183	10	174,002	8
Class K-T Common Stock:
Undistributed net income (loss)	$1,939	$(4)	$(1,708)	$(9)
Class K-T Common Stock distributions declared and accumulated	1,857	2	2,475	4
Net income (loss)	$3,796	$(2)	$767	$(5)
Net income (loss) per common share, basic and diluted	$0.31	$(0.17)	$0.14	$(0.69)
Weighted average number of common shares outstanding, basic and diluted	12,280	10	5,489	8
Class A Common Stock:
Undistributed net income (loss)	$84,845	$(101,542)	$(154,626)	$(339,032)
Class A Common Stock distributions declared and accumulated	81,274	47,723	223,024	133,353
Net income (loss)	$166,119	$(53,819)	$68,398	$(205,679)
Net income (loss) per common share, basic and diluted	$0.31	$(0.17)	$0.14	$(0.69)
Weighted average number of common shares outstanding, basic and diluted	537,410	315,562	496,970	297,153
Class B Common Stock:
Undistributed net income (loss)	$19,735	$(40,223)	$(38,892)	$(142,617)
Net income (loss) per common share, basic and diluted	$0.16	$(0.32)	$(0.31)	$(1.14)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU No. 2018-13”). ASU No. 2018-13 requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at the balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are now eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. ASU No. 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2019:

Property Name	Date Acquired	Location	Ownership Interest	Contract Purchase Price(1) (2)	Rooms	Mortgage Debt Outstanding
Springhill Suites Wilmington	05/24/2017(1)	Wilmington, NC	51%	$18,000,000	120	$11,268,000
Staybridge Suites St. Petersburg	06/29/2017(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,325,000
Hotel Indigo Traverse City	08/15/2018	Traverse City, MI	100%	$26,050,000	107	$15,092,000(3)

(1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)	Contract purchase price excludes acquisition fees and costs.

(3)	Original principal loan balance was $17,836,000. As of September 30, 2019, the Company repaid $2,744,000 of the original outstanding principal balance.

Investments in hotel properties consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Land	$7,987,069	$7,987,069
Building and improvements	53,466,513	53,318,816
Furniture, fixtures, and equipment	5,325,299	4,759,475
Construction in progress	-	12,837
Total cost	66,778,881	66,078,197
Accumulated depreciation	(2,957,276)	(1,297,152)
Property and equipment, net	$63,821,605	$64,781,045

Depreciation expense was $563,489 and $426,830 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $1,660,124 and $774,177 for the nine months ended September 30, 2019 and 2018, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at September 30, 2019, is a $13,325,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $11,268,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”) and a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”).

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

The TCI Note was entered into on August 15, 2018 and had an original principal balance of $17,836,000. As of September 30, 2019, the Company had prepaid $2,744,000 outstanding on the TCI Note. The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at September 30, 2019. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default and at September 30, 2019, the Company was in compliance with such covenants.

Interest expense on mortgage notes payable for the three months ended September 30, 2019 and 2018 was $517,001 and $409,540, respectively. Interest expense on mortgage notes payable for the nine months ended September 30, 2019 and 2018 was $1,449,205 and $954,371, respectively.

Also included in mortgage notes payable as of September 30, 2019, is $403,887 of deferred financing costs and debt discounts. For the three and nine months ended September 30, 2019, the Company amortized $25,870 and $77,609, respectively, of deferred financing costs and debt discounts as interest expense.

Note 5 – Interest Rate Swap

On August 15, 2018, the Company entered into an interest rate swap derivative contract with a notional amount of $15,092,000 and a strike rate of 2.80%. The interest rate swap contract terminates on August 15, 2021. The estimated fair value of the interest rate swap at September 30, 2019, is a liability of $392,581, which is included in accounts payable, accrued expenses and other on the condensed consolidated balance sheets. The Company valued the interest rate swap using Level 2 inputs. Changes in the fair value of the interest rate swap are recorded as an unrealized gain (loss) in the condensed consolidated statements of operations, as the Company did not designate this interest rate swap as a hedge. For the three and nine months ended September 30, 2019, the Company recognized an unrealized loss of $18,543 and $245,891, respectively, in the condensed consolidated statements of operations.

Note 6 - Related Party Transactions

The Company entered into the Amended and Restated Advisory Agreement on August 2, 2018, with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On July 31, 2019, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA. The renewal was for a one-year term and was effective on August 2, 2019.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of September 30, 2019, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

Acquisition Fee

The Company will pay PHA acquisition fees as described below:

Acquisition Fee: Fee for providing services including selecting, evaluating and acquiring potential investments, or the acquisition fee. The total acquisition fee payable to PHA shall equal 1.5% of the Gross Contract Purchase Price of an investment, which, as defined in the Advisory Agreement, represents the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. Payment of such fee will be deferred until the occurrence of a (i) liquidation event (i.e., any voluntary or involuntary liquidation or dissolution of the Company, including as a result of the sale of all or substantially all of the Company’s assets for cash or other consideration), (ii) the Company’s sale or merger in a transaction that provides stockholders with cash, securities or a combination of cash and securities, (iii) the listing of the Company’s shares of common stock on a national securities exchange, or (iv) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. The deferred acquisition fees will accrue interest at a cumulative, non-compounded rate of 6% annum. The preceding clauses (ii) and (iii) are defined as an “Other Liquidity Event”.

There were no acquisition fees incurred for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the Company incurred $413,001 and $537,980 in acquisition fees, respectively. Acquisition fees are included in other fees to affiliates on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets. As of September 30, 2019, there were $537,980 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $8,136 and $24,143, respectively, for the three and nine months ended September 30, 2019, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees for the three and nine months ended September 30, 2018, was $5,013 and $6,944, respectively.

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

For the three and nine months ended September 30, 2019, the Company incurred $88,358 and $263,700 in asset management fees, respectively. For the three and nine months ended September 30, 2018, the Company incurred $61,334 and $99,962 in asset management fees, respectively. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. Interest expense on the outstanding asset management fees was $6,822 and $16,301 for the three and nine months ended September 30, 2019, respectively. Interest expense the outstanding asset management fees was $1,320 and $1,899 for the three and nine months ended September 30, 2018, respectively. These amounts are included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and nine months ended September 30, 2019 and 2018.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of September 30, 2019 and 2018 were paid directly by the Company and there have been no reimbursements to PHA.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain organization and offering costs have been incurred by PHA on behalf of the Company. As of September 30, 2019, the total amount of organization and offering costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $7,161,152, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payment to PHA of $1,438,214. The Company may reimburse PHA and its affiliates for organization and offering costs incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of September 30, 2019, $3,439,594 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.

The Company records organization and offering costs as charges against additional paid-in capital on the condensed consolidated balance sheet as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of each of the gross offering proceeds of the Private Offering and the Public Offering as of September 30, 2019, respectively. The Company recognized organization and offering costs of $2,187,153 and $1,194,714 for the nine months ended September 30, 2019 and 2018, respectively. Of the organization and offering costs recognized in the condensed consolidated balance sheets, $0 and $571,673 were paid to PHA through the issuance of A Shares for the nine months ended September 30, 2019 and 2018, respectively.

Advances to PHA

As of September 30, 2019, the Company had advanced $730,000 to PHA for general and administrative expenses to be paid by PHA on behalf of the Company. Actual general and administrative expenses paid by PHA on behalf of the Company as of September 30, 2019 were $392,253 and the excess amount advanced of $337,747 is included in due from related parties in the condensed consolidated balance sheet as of September 30, 2019.

As of September 30, 2019, the Company advanced $1,659,674 to PHA for organization and offering costs expected to be recognizable through the termination of the Public Offering as permitted by the Advisory Agreement. The excess of the amount advanced over the $1,435,263 recognized as organization and offering costs as of September 30, 2019 of $224,411 is included in due from related parties in the condensed consolidated balance sheet as of September 30, 2019.

Property Management Fee and Reimbursement

A wholly-owned subsidiary of PCF entered into hotel management agreements with PHR St. Petersburg Hotel Manager, LLC (the “St. Petersburg Manager”) to operate and manage the Staybridge Suites St. Petersburg, and with PHR Wilmington Hotel Manager, LLC (the “Wilmington Manager”) to operate and manage the Springhill Suites Wilmington, including making all human resource decisions. The St. Petersburg Manager and the Wilmington Manager are related to PCF through common ownership. The term of each agreement is four years, commencing on June 29, 2017 for the Staybridge Suites St. Petersburg and on May 24, 2017 for the Springhill Suites Wilmington. The employees of the hotels are employed by St. Petersburg Manager and Wilmington Manager; however, pursuant to the management agreements, all compensation of hotel personnel is recorded as a direct operating expense of the hotels. The St. Petersburg Manager and the Wilmington Manager are paid a base management fee equal to 3% of the respective hotel’s gross revenues. The St. Petersburg Manager and the Wilmington Manager are also reimbursed for certain expenses and centralized service costs.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A wholly-owned subsidiary of the Operating Partnership entered into a hotel management agreement with PHR Traverse City Hotel Manager, LLC (the “TCI Manager”) to operate and manage the Hotel Indigo Traverse City, including making all human resource decisions. The TCI Manager is related to the Hotel Indigo Traverse City, through common ownership. The term of the agreement is five years, commencing on August 15, 2018. The employees of the hotels are employed by the TCI Manager, however, pursuant to the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotel. The TCI Manager is paid a base management fee equal to 3% of the hotel’s gross revenues. The TCI Manager is also reimbursed for certain expenses and centralized service costs.

Aggregate property management fees incurred for the three and nine months ended September 30, 2019 were $177,041 and $425,866, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. Aggregate management fees earned for the three and nine months ended September 30, 2018 were $118,062 and $197,761, respectively. As of September 30, 2019, $54,668 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses for the three and nine months ended September 30, 2019 were $14,467 and $42,423, respectively. As of September 30, 2019, $715 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three and nine months ended September 30, 2019, the Company paid $162,367 and $221,940, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. Construction management fees incurred during the three and nine months ended September 30, 2019, were $8,083 and $30,870, respectively, and capitalized as a part of the construction cost. There were no construction management fees incurred for the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2019, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $148,428 and $694,004, respectively, for capital expenditure costs incurred at the hotel properties. As of September 30, 2019, $47,442 of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at September 30, 2019, was a $50,570 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hotel Indigo Traverse City.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three and nine months ended September 30, 2019 and 2018.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 2.81% for the three months ended September 30, 2019 and 2018, and 2.87% and 2.80% for the nine months ended September 30, 2019 and 2018, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheet at September 30, 2019 and December 31, 2018. Interest expense was $666 and $2,021 for the three and nine months ended September 30, 2019, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. Interest expense was $666 and $1,976 for the three and nine months ended September 30, 2018, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 15, 2018, in connection with the acquisition of the Hotel Indigo Traverse City, the Company entered into an unsecured loan with its Sponsor in the principal amount of $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrued interest at the rate of 4.75% per annum and had a maturity date of August 16, 2019. The Promissory Note was approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Company used proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary offering to prepay the Promissory Note. As of September 30, 2019, the entire principal and accrued interest balance had been repaid. Interest expense for the three and nine months ended September 30, 2019 was $1,041 and $116,896, respectively, and is included in interest expense on the condensed consolidated statements of operations.

Note 7 - Stockholders’ Equity

Under the Company’s charter, the total number of shares of common stock authorized for issuance is 248,125,000, consisting of 55,500,000 K Shares, 55,500,000 K-I Shares, 116,000,000 K-T Shares, 21,000,000 A Shares, and 125,000 B Shares.

The Company’s K Shares, K-I Shares and K-T Shares entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. Holders of K Shares, K-I Shares and K-T Shares are entitled to receive cumulative cash distributions on each share at the rate of 6.0% per annum of each share’s distribution base. The distribution base will initially be $10.00 per K Share, $10.00 per K-I Share and $10.00 per K-T Share and will be reduced for distributions that the board of directors declares and pays out of net sales proceeds from the sale or disposition of assets to the extent such distributions are not used to pay accumulated, accrued, and unpaid dividends on such K Shares, K-I Shares, and K-T Shares.

K Shares, K-I Shares and K-T Shares will rank, on a pro rata basis, senior to all other classes of stock with respect to distribution rights and rights upon the Company’s liquidation. In certain situations (other than upon liquidation), the Company may have excess cash available for distribution and the board of directors may authorize special distributions in which case the holders of K Shares, K-I Shares and K-T Shares would receive 50% of any such excess cash. Holders of K Shares, K-I Shares and K-T Shares would also generally be entitled to receive 50% of any remaining liquidation cash pro rata based on the number of K Shares, K-I Shares and K-T Shares outstanding.

A Shares entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions and other distributions of excess cash as authorized by the Company’s board of directors. Following the payment of all accumulated, accrued and unpaid distributions on K Shares, K-I Shares and K-T Shares and payment of any accrued asset management fees (and any interest thereon), each A Share will be entitled to receive distributions at a rate not to exceed 6.0% of the stated value of $10.00 per share from income and cash flow from ordinary operations on a cumulative basis. In certain situations (other than upon liquidation), the Company may have excess cash available for distribution and the board of directors may authorize special distributions in which case the holders of A Shares would receive 37.5% of any such excess cash on a pro rata basis. A Shares would also generally be entitled to receive 37.5% of any remaining liquidation cash pro rata based on the number of A Shares outstanding.

B Shares have no voting rights, other than the right to vote on and approve any further issuances of an increase of the authorized number of B Shares. In addition, if the Company were to list any shares of its common stock on a national securities exchange, the Company will repurchase its B Shares in accordance with its charter. Holders of B Shares are not entitled to distributions; however, in certain situations (other than upon liquidation) the Company may have excess cash available for distribution and the board of directors may authorize special distributions in which case the holders of B Shares would receive 12.5% of any such excess cash on a pro rata basis.  Holders of B Shares would also generally be entitled to receive 12.5% of any remaining liquidation cash pro rata based on the number of B Shares outstanding.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of September 30, 2019, under the primary portion of the Public Offering, the Company had issued 1,137,435 K Shares, 387,346 K-I Shares, and 33,540 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $11,360,443 from K Share issuances, $3,604,550 from K-I Share issuances, and $335,400 from K-T Share issuances. As of September 30, 2019, the Company had issued 1,319 K Shares, 1,262 K-I Shares and 12 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $12,527, $11,986 and $112 respectively. As of September 30, 2019, the Company had issued 750 restricted K Shares to each of the Company’s three independent directors for a total of 2,250 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of September 30, 2019, the Company had issued 384,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $3,844,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. As of September 30, 2018, there was no remaining receivable balance reflected in equity. As of September 30, 2019, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the nine months ended September 30, 2019, pursuant to the primary portion of the Public Offering, the Company sold 1,006,135 K Shares for aggregate gross proceeds of $10,047,443, or $9.99 per K Share; 375,113 K-I Shares for aggregate gross proceeds of $3,488,550, or $9.30 per K-I Share; and 33,040 K-T Shares for aggregate gross proceeds of $330,400, or $10.00 per K-T Share. During the same period, pursuant to the DRIP, the Company had issued 1,319 K Shares at a price of $9.50 per K Share for aggregate gross proceeds of $12,527, 1,262 K-I Shares at a price of $9.50 per K-I Share for aggregate gross proceeds of $11,986, and 12 K-T Shares at a price of $9.50 per K-T Share for aggregate gross proceeds of $112.

Subsequent to September 30, 2019 and through November 11, 2019, pursuant to the primary portion of the Public Offering, the Company sold approximately 116,098 K Shares to investors at a weighted average price of $9.97 per K Share for gross proceeds of $1,157,500. The Company sold approximately 31,774 K-I Shares to investors at a weighted average price of $9.30 per K-I Share for gross proceeds of $295,496. The Company sold approximately 3,000 K-T Shares to investors at a weighted average price of 10.00 per K-T Share for gross proceeds of $30,000. During the same period, pursuant to the DRIP, the Company issued 1,640 K Shares to investors at a price of $9.50 per K Share for gross proceeds of $15,575, 2,169 K-I Shares at a price of $9.50 per K-I Share for gross proceeds of $20,610 and 55 K-T Shares to investors at a price of $9.50 per K-T Share for gross proceeds of $518.

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

The Company paid S2K Financial LLC (the “dealer manager”), as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The dealer manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The dealer manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any of their affiliates.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company pays the dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares sold in the primary portion of the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The dealer manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The dealer manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees are generally be paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, or S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of September 30, 2019, the Company recognized $1,245,965 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the dealer manager with respect to each K-T Share sold in the primary portion of the Public Offering a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The dealer manager expects to reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of September 30, 2019, the Company recognized $422 of stockholder servicing fees in connection with the Public Offering.

If the Company’s board of directors determines, in any year, that the Company has excess cash, the Company’s board of directors will declare a special distribution entitling (a) the holders of K Shares, K-I Shares, K-T Shares to share, pro rata in accordance with the number of K Shares, K-I Shares and K-T Shares, 50% of such excess cash (or 87.5% of such excess cash if the A Shares have been repurchased in connection with a Non-cause Advisory Agreement Termination); (b) the holders of B Shares to share, pro rata in accordance with the number of B Shares, 12.5% of excess cash; and (c) the holders of A Shares (including PHA or its affiliates) to share, pro rata in accordance with the number of A Shares, 37.5% of such excess cash (unless all such A Shares previously have been repurchased in connection with a Non-cause Advisory Agreement Termination, in which case the excess cash otherwise apportioned to the A Shares would be distributed to the holders of the K Shares, K-I Shares and K-T Shares as noted above).

Upon a liquidation event, any remaining liquidation cash will be paid as a special distribution (a) to the holders of K Shares, K-I Shares and K-T Shares, pro rata in accordance with the number of K Shares, K-I Shares and K-T Shares, 50% of such excess cash (or 87.5% of such excess cash if the A Shares have been repurchased in connection with a Non-cause Advisory Agreement Termination); (b) to the holders of B Shares, pro rata in accordance with the number of B Shares, 12.5% of excess cash; and (c) to the holders of A Shares (including PHA or its affiliates), pro rata in accordance with the number of A Shares, 37.5% of such excess cash (unless all such A Shares previously have been repurchased in connection with a Non-cause Advisory Agreement Termination, in which case the excess cash otherwise apportioned to the A Shares would be distributed to the holders of the K Shares, K-I Shares and K-T Shares as noted above).

The Company established a long-term incentive plan pursuant to which the Company’s board of directors (including independent directors), officers and employees, PHA and its affiliates and their respective employees, employees of entities that provide services to the Company, managers of the Company’s advisor or directors or managers of entities that provide services to the Company and their respective employees, certain of the Company’s consultants and certain consultants to PHA and its affiliates or entities that provide services to the Company and their respective employees may be granted incentive awards in the form of restricted stock, options, and other equity-based awards.

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s 2019 annual meeting of stockholders on July 11, 2019.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the stock awards, the Company pays each of its independent directors annual compensation of $27,500, pro-rated for a partial term. In addition, the independent directors are paid for attending meetings as follows: (1) $1,000 for each board meeting attended in person, (2) $500 for each board meeting attended via teleconference, (3) $500 for each audit committee meeting attended in person ($375 for attendance by the chairperson of the audit committee at each meeting of the audit committee), and (4) $250 for each audit committee meeting attended via teleconference. In the event that there is a board meeting and one or more committees on a single day, the fees paid to each director will be limited to $1,500 per day. Director compensation is an operating expense of the Company. The Company recorded an operating expense of $27,000 and $20,625 for the three months ended September 30, 2019 and 2018, respectively, and $76,875 and $64,875 for the nine months ended September 30, 2019 and 2018, respectively, related to the independent directors’ annual compensation, which is included in corporate general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2019, and December 31, 2018, $27,000 and $27,000 is included in accounts payable, accrued expenses and other, net on the condensed consolidated balance sheets, respectively.

Share Repurchase Program and Redeemable Common Stock

The Company’s share repurchase program may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to the Company, subject to restrictions and applicable law. The Company is not required to repurchase shares. The share repurchase program is only intended to provide interim liquidity to stockholders until a liquidity event occurs, such as the commencement of execution on a plan of liquidation, the listing of the K Shares, K-I Shares or K-T Shares (or successor security) on a national securities exchange, or the Company’s merger with a listed company. The Company cannot guarantee that a liquidity event will occur.

On October 26, 2018, the Company’s board of directors approved and adopted the Amended and Restated Share Repurchase Program (the “A&R SRP”). The A&R SRP provides that the Company will not repurchase in excess of 5.0% of the weighted average number of K Shares, K-I Shares and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). Additionally, in the event that any stockholder fails to maintain a minimum balance of $2,000 of K Shares, K-I Shares or K-T Shares, the Company may repurchase all of the shares held by that stockholder at the per share repurchase price in effect on the date the Company determines that the stockholder has failed to meet the minimum balance, less any applicable repurchase discount. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company’s estimated NAV per share.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received. During the nine months ended September 30, 2019, the Company repurchased 2,500 K Shares for $23,125, or $9.25 per K Share. The Company’s board of directors approved outstanding repurchase requests received during the three months ended September 30, 2019, and on November 1, 2019, the Company repurchased 4,278 K Shares for $42,781, or $10.00 per K Share.

Distributions

On January 25, 2019, the Company’s board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2018, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on January 28, 2019. The board of directors determined that, with respect to the K Shares, K-I Share and K-T Share outstanding as of December 31, 2018, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Shares and K-T Shares since September 30, 2018, was $193,826, or $0.0016438356 per K Share per day, $1,123, or $0.0016438356 per K-I Share per day, and $29, or $0.0013698656 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on January 31, 2019.

On April 29, 2019, the Company’s board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of March 31, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on April 30, 2019. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share and K-I Share outstanding since December 31, 2018, and with respect to each K-T Share outstanding since the date the first K-T Share was issued by the Company less any distributions previously paid with respect to such K-T Shares, was $225,280, $4,722, and $88, respectively, or $0.0016438356 per K Share per day, $0.0016438356 per K-I Share per day, and $0.0016438356 per K-T Share per day. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on May 1, 2019.

On July 31, 2019, the Company’s board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of June 30, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on August 1, 2019. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share outstanding since March 31, 2019, was $272,176, $22,536, and $531, respectively, or $0.0016438356 per K Share per day, $0.0016438356 per K-I Share per day, and $0.0016438356 per K-T Share per day. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on August 2, 2019.

On October 29, 2019, the Company’s board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of September 30, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on October 31, 2019. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share outstanding since June 30, 2019, was $331,011, $50,842, and $1,857, respectively, or $0.0016438356 per K Share per day, $0.0016438356 per K-I Share per day, and $0.0016438356 per K-T Share per day. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 1, 2019.

Note 8 - Income Taxes

The Company recognized a consolidated income tax expense of $12,303 for the three months ended September 30, 2019, and a consolidated income tax benefit of $13,121 for the nine months ended September 30, 2019. The Company recognized a consolidated income tax benefit of $10,837 and a consolidated income tax expense of $75,703 for the three and nine months ended September 30, 2018, respectively. These amounts relate to the operations of the Company’s TRSs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our condensed consolidated financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our condensed consolidated financial position and liquidity, as well as certain other factors that may affect our future results.

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

Overview

We were formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of September 30, 2019, we owned an interest in three select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. We are externally managed by our advisor, Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an advisory agreement by and among us, our Operating Partnership and PHA, dated August 2, 2019 (as amended, the “Advisory Agreement”). PHA is an affiliate of our sponsor, Procaccianti Companies, Inc. (“Sponsor”).

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

On September 30, 2016, we commenced a private offering (“Private Offering”) of shares of Class K common stock, $0.01 par value per share (“K Shares”), and units, which are comprised of four K Shares and one share of Class A common stock, each $0.01 par value per share (“Units”), for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). PHA and its affiliates agreed to purchase Class A common stock (separate from the purchase of Units), at $10.00 per share (“A Shares”). We terminated our Private Offering prior to the commencement of the Public Offering (as defined below), and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units, in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to TPG Hotel REIT Investor, LLC (“THR”), an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units. With the A Share proceeds from the Private Offering, we paid $782,705 in selling commissions, $275,794 in dealer manager fees and recognized $1,083,912 in other offering costs with respect to the Private Offering.

On August 14, 2018, we commenced our public offering (“Public Offering”) pursuant to a Registration Statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the SEC, to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K Shares at an initial offering price of $10.00 per K Share, K-I Shares (“K-I Shares”), at an initial offering price of $9.50 per K-I Share, and K-T Shares (“K-T Shares”), at an initial offering price of $10.00 per K-T Share and $50,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the “DRIP”), at $9.50 per K Share, $9.50 per K-I Share and $9.50 per K-T Share. On November 16, 2018, we revised the offering price per K-I Share in the primary offering from $9.50 to $9.30 per K-I Share.

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

Since the commencement of the Public Offering and as of September 30, 2019, we received approximately $15,325,017 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $12,527 of K Shares, $11,986 of K-I Shares and $112 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018 and June 10, 2019, we received $1,500,000 and $690,000, respectively, from the sale of A Shares to THR in private placements. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of November 11, 2019, we had sold 2,512,358 K Shares, 422,561 K-I Shares, 36,616 K-T Shares and 537,410 A Shares in all our offerings for gross proceeds of $24,944,704, $3,932,741, $366,130 and $5,374,095, respectively, and $34,617,672 in the aggregate. These gross proceeds are inclusive of 2,958 K Shares, 3,431 K-I Shares and 66 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of $28,102, $32,596 and $630, respectively, and $61,328 in the aggregate.

We expect to offer shares of our common stock in the Public Offering over a two-year period. If we have not sold all of the shares to be offered in the Public Offering within two years from the effective date of the Registration Statement, we may continue the Public Offering until August 14, 2021. We may, in our sole discretion, terminate the Public Offering at any time.

If our board of directors determines that it is in our best interest, we may conduct follow-on public offerings upon the termination of the Public Offering. Our charter does not restrict our ability to conduct offerings in the future.

S2K Financial LLC is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of September 30, 2019, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

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

During the twelve months ended December 31, 2018, the twelve months ended March 31, 2019, the twelve months ended June 30, 2019 and the twelve months ended September 30, 2019, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income, or Excess Amounts. We incurred operating expenses of approximately $1,241,562 and incurred an Excess Amount of approximately $1,169,242 during the twelve months ended December 31, 2018. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the twelve months ended March 31, 2019. We incurred operating expenses of approximately $1,567,373 and incurred an Excess Amount of approximately $1,143,625 during the twelve months ended June 30, 2019. We incurred operating expenses of approximately $1,529,939 and incurred an Excess Amount of approximately $760,883 during the twelve months ended September 30, 2019. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019 was justified as unusual and non-recurring as we are in the early stages of raising and deploying capital.

Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own hotel properties will lease the hotel properties to one or more taxable REIT subsidiaries (“TRSs”). A TRS is a corporate subsidiary of a REIT that jointly elects, with the REIT, to be treated as a TRS of the REIT, and that pays U.S. federal income tax at regular corporate rates on its taxable income. The TRSs will enter into any franchise agreements to brand our hotels and will generally enter into property management agreements with one or more affiliated property management companies. These may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, or TPG Hotels & Resorts, Inc.’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates or designees of TPG. We collectively refer to TPG and other property management companies affiliated with our Sponsor as our property manager. We expect our property manager will continue to operate and manage all or substantially all of our hotel properties.

PHA and affiliated property managers will be entitled to receive fees during the acquisition and operational stages of the Company, and PHA may be eligible to receive fees during the liquidation stage of the Company. S2K Financial LLC has received and will continue to receive fees for services related to offering our securities.

We elected to be taxed as, and currently qualify as, a REIT under the Code commencing with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

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

Income Taxes and REIT Compliance

We elected to be taxed as, and currently qualify as, a REIT under the Code and have operated as such commencing with our taxable year ended December 31, 2018. To qualify as a REIT for tax purposes, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). We must also meet certain asset and income tests, as well as other requirements. As a REIT, we will not be subject to U.S. federal income tax to the extent we make distributions to our stockholders equal to or in excess of our taxable income. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following 2018, we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.

We lease our hotel properties to our wholly owned TRSs that are subject to federal, state and local income taxes.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at September 30, 2019.

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

For information on distributions paid during the three and nine months ended September 30, 2019, refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019		2018
Distributions paid in cash	$695,683		$311,352
Distributions reinvested	24,624		-
Total distributions	$720,307		$311,352

Source of distributions:
Cash flows provided by operations	$695,683	97%	$250,281	80%
Loans from affiliates	-	0%	61,071	20%
Offering proceeds from issuance of common stock pursuant to the DRIP	24,624	3%	-	0%
Total sources	$720,307	100%	$311,352	100%

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. The ability to compare one period to another is significantly affected by acquisitions completed during those periods. We commenced real estate operations on March 29, 2018, in connection with our first investment, a 51% ownership interest in two select-service hotel properties, the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg, through our joint venture with Procaccianti Convertible Fund, LLC (“PCF”), an affiliate of our Sponsor. We completed our second investment, a 100% fee simple interest in the Hotel Indigo Traverse City, a select-service hotel property, on August 15, 2018. As of September 30, 2019, we had not made any additional investments in hotel properties. Therefore, our results of operations for the three and nine months ended September 30, 2019 are not directly comparable to those for the three and nine months ended September 30, 2018. In general, we expect that our income and expenses related to our real estate investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

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

Inflation

As of September 30, 2019, our investments consisted of interests in three hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressure may, however, limit the operators’ ability to raise room rates. We are not currently experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties and other hotel properties we may acquire may cause quarterly fluctuations in our revenues. Given the geographical location of our current portfolio of hotel properties, we expect that the results of operations for the second half of 2019 will produce higher revenues than the first half of 2019.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $4,929,444 for the three months ended September 30, 2019 from $3,344,628 for the three months ended September 30, 2018, due to the fact that we owned the Hotel Indigo Traverse City for the full three months ended September 30, 2019. We expect that rooms revenues will increase in future periods as a result of future acquisitions of hotel properties.

A comparison of hotel rooms revenues for the hotels owned continuously for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
Springhill Suites Wilmington	$1,384,124	$1,333,084	$51,040
Staybridge Suites St. Petersburg	898,228	938,922	(40,694)
	$2,282,352	$2,272,006	$10,346

The increase in rooms revenues of $51,040, or 3.8%, at the Springhill Suites Wilmington is primarily driven by an increase in the average daily room rate compared to the prior year. The average daily rate at the Springhill Suites Wilmington increased from $139 for the three months ended September 30, 2018 to $147 for the three months ended September 30, 2019, an increase of 5.4%. The increase is mainly the result of aggressive sales efforts focused on securing group business and lingering effects from Hurricane Florence.

The decrease in rooms revenues of $40,694, or 4.3%, at the Staybridge Suites St. Petersburg is primarily driven by slight decreases in both occupancy and the average daily rate compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg decreased from 68.8% for the three months ended September 30, 2018 to 67.9% for the three months ended September 30, 2019, a decrease of 90 basis points. The average daily rate at the Staybridge Suites St. Petersburg decreased from $125 for the three months ended September 30, 2018 to $121 for the three months ended September 30, 2019, a decrease of 3.2%. This decrease was mainly the result of group business cancellations and lower than projected extended stays.

During the three months ended September 30, 2019 and 2018, the Hotel Indigo Traverse City, which was purchased on August 15, 2018, recognized rooms revenues of $2,647,092 and $1,072,622, respectively.

Food and beverage revenues

Food and beverage revenues increased to $830,559 for the three months ended September 30, 2019 from $514,332 for the three months ended September 30, 2018. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The increase from the prior year period is primarily driven by the acquisition of the Hotel Indigo Traverse City, which generated $761,446 of food and beverage revenues from its rooftop bar during the three months ended September 30, 2019, compared to $334,810 during the three months ended September 30, 2018. The Company owned the Hotel Indigo Traverse City for only a portion of the three months ended September 30, 2018. Excluding the impact of the Hotel Indigo Traverse City, food and beverage revenues decreased $110,409, or 61.5%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease is principally at the Staybridge Suites St. Petersburg as a result of a shift in the mix from group to transient generated revenues.We expect that food and beverage revenues will increase in future periods as a result of future acquisitions of hotel properties.

Other operating revenues

Other operating revenues increased to $127,224 for the three months ended September 30, 2019 from $73,517 for the three months ended September 30, 2018. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The increase from the prior year period is primarily driven by the acquisition of the Hotel Indigo Traverse City, which generated $92,739 of other operating revenues primarily from valet parking and gift shop sales during the three months ended September 30, 2019, compared to $41,040 during the three months ended September 30, 2018. The Company owned the Hotel Indigo Traverse City for only a portion of the three months ended September 30, 2018. Excluding the impact of the Hotel Indigo Traverse City, other operating revenues for the three months ended September 30, 2019 increased $1,978, or 6.1%, compared to the three months ended September 30, 2018. We expect that other operating revenues will increase in future periods as a result of future acquisitions of hotel properties.

Rooms expenses

Rooms expenses increased to $849,288 for the three months ended September 30, 2019 from $658,670 for the three months ended September 30, 2018. The increase in rooms expenses is primarily driven by the acquisition of the Hotel Indigo Traverse City, which generated $311,809 of rooms expenses for the three months ended September 30, 2019, compared to $128,671 for the period August 15, 2018 through September 30, 2018. Excluding the impact of the Hotel Indigo Traverse City, rooms expenses increased $7,480, or 1.4%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Rooms expenses are primarily driven by the corresponding revenue account and occupancy.

Food and beverage expenses

Food and beverage expenses were $495,679 and $290,344 for the three months ended September 30, 2019 and 2018, respectively. The increase in food and beverage expenses is primarily driven by the acquisition of the Hotel Indigo Traverse City, which generated $417,897 of food and beverage expenses for the three months ended September 30, 2019, compared to $184,028 for the period August 15, 2018 through September 30, 2018. Excluding the impact of the Hotel Indigo Traverse City, food and beverage expenses decreased $28,534, or 26.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy.

Other property expenses

Other property expenses were $1,722,693 and $1,245,403, for the three months ended September 30, 2019 and 2018, respectively. The increase in other property expenses is primarily driven by the acquisition of the Hotel Indigo Traverse City, which generated $831,026 of other property expenses for the three months ended September 30, 2019, compared to $378,673 for the three months ended September 30, 2018. Excluding the impact of the Hotel Indigo Traverse City, other property expenses increased $24,937, or 2.9%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Other property expenses are primarily driven by the corresponding revenue account and occupancy. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $177,041 and $118,062, including $105,453 and $43,486 pertaining to the Hotel Indigo Traverse City, for the three months ended September 30, 2019 and 2018, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues. The increase in property management fees to affiliates is primarily due to the acquisition of the Hotel Indigo Traverse City, which resulted in an increase to gross revenues. Excluding the impact of the Hotel Indigo Traverse City, property management fees to affiliates decreased $2,988, or 4.3%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Corporate general and administrative expenses

Corporate general and administrative expenses were $310,610 and $384,094 for the three months ended September 30, 2019 and 2018, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. Corporate general and administrative expenses were higher in the prior year period mainly as a result of external audit fees associated with hotel property acquisitions.

Other fees to affiliates

Other fees to affiliates were $88,358 and $474,335 for the three months ended September 30, 2019 and 2018, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. The increase in asset management fees is primarily a result of owning the Hotel Indigo Traverse City for the three months ended September 30, 2019, resulting in $50,825 of asset management fees pertaining to the Hotel Indigo Traverse City for the three months ended September 30, 2019, compared to $24,626 for the three months ended September 30, 2018. We deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. Acquisition fees were $413,001 for the three months ended September 30, 2018, which related to the acquisition of the Hotel Indigo Traverse City. There were no acquisition fees for the three months ended September 30, 2019.

Acquisition costs

There were no acquisition costs for the three months ended September 30, 2019 and 2018. Acquisition costs incurred as a result of the Hotel Indigo Traverse City acquisition in the third quarter of 2018 were capitalized as a component of the cost of the assets acquired in accordance with Topic 805.

Depreciation and amortization

Depreciation and amortization expenses were $566,107 and $430,292 for the three months ended September 30, 2019 and 2018, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The increase in depreciation and amortization is primarily due to the acquisition of the Hotel Indigo Traverse City on August 15, 2018.

Gain on acquisition

There were no gains on acquisitions for the three months ended September 30, 2019 and 2018.

Interest expense

Interest expense was $559,535 and $475,709 for the three months ended September 30, 2019 and 2018, respectively. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor. Also included in interest expense are the amortization of deferred financing costs and debt discounts. Interest expense and amortization of debt issuance cost increased primarily due to the increased debt associated with the acquisition of the Hotel Indigo Traverse City on August 15, 2018.

Unrealized loss on interest rate swap

Unrealized loss on our interest rate swap for the three months ended September 30, 2019, was $18,543. During the three months ended September 30, 2018, there were no unrealized gains or losses on the interest rate swap.

Income tax benefit

We had an income tax expense of $12,303 for the three months ended September 30, 2019 and an income tax benefit of $10,837 for the three months ended September 30, 2018, which relates to taxable income at the TRSs.

Net income or loss

For the three months ended September 30, 2019, we had net income of $1,087,070 compared to a net loss of $133,595 for the three months ended September 30, 2018. The increase in net income of $1,220,665 over the comparable prior year period was primarily due to incremental net income as a result of the aforementioned acquisition of the Hotel Indigo Traverse City.

Net income attributable to noncontrolling interest

Net income relating to noncontrolling interest for the three months ended September 30, 2019, was $116,903. Net income relating to noncontrolling interest for the three months ended September 30, 2018 was $166,877. This amount includes net income attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $12,145,003 for the nine months ended September 30, 2019 from $5,872,001 for the nine months ended September 30, 2018. The increase is primarily driven by the fact that we did not own the Hotel Indigo Traverse City during the entire nine months ended September 30, 2018. Additionally, we only had ownership in PCF for three days during the first quarter of 2018 and, therefore, the rooms revenues for the nine months ended September 30, 2019 is not comparable to the rooms revenues for the nine months ended September 30, 2018 for these properties. We expect that rooms revenues will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.

Food and beverage revenues

Food and beverage revenues increased to $1,683,477 for the nine months ended September 30, 2019 from $605,364 for the nine months ended September 30, 2018. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The increase is primarily a result of the acquisition of the Hotel Indigo Traverse City on August 15, 2018, which generates food and beverage revenues from its rooftop bar. We expect that food and beverage revenues will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.

Other operating revenues

Other operating revenues increased to $334,971 for the nine months ended September 30, 2019 from $111,145 for the nine months ended September 30, 2018. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The increase from the prior year period was primarily the result of the Hotel Indigo Traverse City, which generates valet parking income. We expect that other operating revenues will increase in future periods as a result of future acquisitions of hotel properties and owning the current portfolio for a full year reporting period.

Rooms expenses

Rooms expenses were $2,309,268 and $1,215,989 for the nine months ended September 30, 2019 and 2018, respectively. The increase corresponds to an increase in rooms revenues primarily driven by the fact that we did not own the Hotel Indigo Traverse City during the entire nine months ended September 30, 2018. Additionally, we only had ownership in PCF for three days during the first quarter of 2018 and therefore the rooms expenses for the nine months ended September 30, 2019 is not comparable to the rooms expenses for the nine months ended September 30, 2018 for these properties.

Food and beverage expenses

Food and beverage expenses were $1,122,689 and $363,877 for the nine months ended September 30, 2019 and 2018, respectively. The increase corresponds to an increase in food and beverage revenues as a result of owning the Hotel Indigo Traverse City and PCF for the entire nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, during which we owned the Hotel Indigo Traverse City for one month and fifteen days and owned PCF for six months and three days.

Other property expenses

Other property expenses were $4,415,922 and $2,024,317 for the nine months ended September 30, 2019 and 2018, respectively. The increase corresponds to an increase in other operating revenues as a result of owning the Hotel Indigo Traverse City and PCF for the entire nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, during which we owned the Hotel Indigo Traverse City for one month and fifteen days and owned PCF for six months and three days.

Property management fees to affiliates

Property management fees to affiliates were $425,866 and $197,761 for the nine months ended September 30, 2019 and 2018, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The increase in property management fees to affiliates was primarily due to the acquisition of the Hotel Indigo Traverse City on August 15, 2018, which resulted in an increase in gross revenues.

Corporate general and administrative expenses

Corporate general and administrative expenses were $1,112,934 and $896,880 for the nine months ended September 30, 2019 and 2018, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. We expect that corporate general and administrative expenses will increase as we acquire additional hotel properties, but will decrease as a percentage of total revenue.

Other fees to affiliates

Other fees to affiliates were $263,699 and $637,942 for the nine months ended September 30, 2019 and 2018, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $263,699 for the nine months ended September 30, 2019 from $99,962 for the nine months ended September 30, 2018. The increase in asset management fees is primarily the result of the acquisition of the Hotel Indigo Traverse City on August 15, 2018. We have deferred all payments of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. There were no acquisition fees incurred for the nine months ended September 30, 2019. Acquisition fees incurred for the nine months ended September 30, 2018 were $537,980 and related to both the purchase of a 51% interest in PCF and the acquisition of the Hotel Indigo Traverse City.

Acquisition costs

Acquisition costs include closing costs associated with the purchase of hotel properties. There were no acquisition costs for the nine months ended September 30, 2019. Acquisition costs of $302,380 relating to the purchase of a 51% interest in PCF were expensed as incurred, for the nine months ended September 30, 2018, in accordance with Topic 810. Acquisition costs incurred as a result of the Hotel Indigo Traverse City acquisition on August 15, 2018, were capitalized in accordance with Topic 805.

Depreciation and amortization

Depreciation and amortization expenses were $1,667,979 and $779,656 for the nine months ended September 30, 2019 and 2018, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Gain on acquisition

There were no gains on acquisitions for the nine months ended September 30, 2019. The $42,026 gain on acquisition for the nine months ended September 30, 2018, represents the gain incurred as a result of purchase of the 51% interest in PCF. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly.

Interest expense

Interest expense was $1,686,174 and $770,118 for the nine months ended September 30, 2019 and 2018, respectively. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor. Also included in interest expense are the amortization of deferred financing costs and debt discounts. Interest expense and amortization of debt issuance cost increased primarily due to the increased debt associated with the acquisition of the Hotel Indigo Traverse City on August 15, 2018.

Unrealized loss on interest rate swap

Unrealized loss on our interest rate swap for the nine months ended September 30, 2019, was $245,891. During the nine months ended September 30, 2018, there were no unrealized gains or losses on the interest rate swap.

Income tax benefit

We had an income tax benefit of $13,121 for the nine months ended September 30, 2019. The income tax expense was $75,703 for the nine months ended September 30, 2018, which related to taxable income at the TRSs.

Net income or loss

For the nine months ended September 30, 2019, we had net income of $926,150 compared to a net loss of $634,087 for the nine months ended September 30, 2018. The increase in net income of $1,560,237 over the comparable prior year period was primarily due to the operations of the Hotel Indigo Traverse City and PCF for the entire nine months ended September 30, 2019, compared to the operations of the Hotel Indigo Traverse City for one month and fifteen days and PCF for six months and three days for the nine months ended September 30, 2018.

Net income attributable to noncontrolling interest

Net income relating to noncontrolling interest for the nine months ended September 30, 2019, was $617,789, which reflects nine months of ownership interest in PCF. Net income relating to noncontrolling interest for the nine months ended September 30, 2018 was $382,519, which reflects six months and three days of ownership interest in PCF. This amount includes net income attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF.

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

During the year ending December 31, 2019, we plan to invest in upgrades and improvements that are normal in our course of business. We anticipate using cash on hand in our furniture, fixtures and equipment reserve accounts. Additionally, we plan to spend approximately $691,000 during the year ending December 31, 2019, in accordance with the property improvement plan in place at the Hotel Indigo Traverse City. The property improvement plan was put in place in accordance with the terms of the franchise agreement we entered into in connection with the acquisition of the Hotel Indigo Traverse City. For the nine months ended September 30, 2019, we spent approximately $701,000 on capital additions at our hotel properties, including approximately $569,000 at the Hotel Indigo Traverse City, $91,000 at the Staybridge Suites St. Petersburg and $41,000 at the Springhill Suites Wilmington.

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were primarily used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the period ended September 30, 2019. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the nine months ended September 30, 2019 and 2018.

Cash Flows Provided by (Used in) Operating Activities

As of September 30, 2019, we owned an interest in three hotel properties. As of September 30, 2018, we owned an interest in two hotel properties for six months and three days and the third property for one month and fifteen days. During the nine months ended September 30, 2019, net cash provided by operating activities was $3,435,041, compared to the net cash provided by operating activities of $1,219,358 for the nine months ended September 30, 2018. Our operating cash flows during the nine months ended September 30, 2019 was the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Given the geographical composition of our current portfolio, we expect the third quarter of 2019 to generate the most cash flows from operations. We expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations. We also expect cash used in operating activities to increase in future periods as a result of the acquisition expenses incurred for anticipated future acquisitions of real estate and real estate-related investments.

Cash Flows Provided by (Used in) Investing Activities

Cash provided by or used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2019, net cash used in investing activities was $700,684 and was the result of capital improvements at our hotel properties. During the nine months ended September 30, 2018, cash used in investing activities was $33,035,588, which primarily represented the investment in the Hotel Indigo Traverse City and PCF, net of the cash acquired, and capital improvements at the hotel properties.

Cash Flows Provided by (Used in) Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $3,679,693. We received proceeds of $14,556,393 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $1,115,642 for the nine months ended September 30, 2019. We made prepayments of $1,744,000 on mortgage notes payable and $6,600,000 on loans from affiliates. We paid cash distributions of $695,683 to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2019, also includes $698,250 of distributions to noncontrolling interest. During the nine months ending September 30, 2019, we repurchased $23,125 of outstanding common stock.

Net cash flows provided by financing activities for the nine months ended September 30, 2018 were $31,108,127, which was the result of the issuance of $7,964,959 of common stock offset with $623,041 of selling commissions and dealer manager fees. We received proceeds of $17,836,000 related to the TCI Note, offset by $223,510 of deferred financing costs incurred as a result of the Hotel Indigo Traverse City acquisition. Additionally, we received $6,661,071 in proceeds from loans from affiliates, of which $6,600,000 was used to fund the Hotel Indigo Traverse City acquisition and $61,071 was used to fund distributions to stockholders. We received $750,000 in proceeds from loans from the franchisor relating to key money at the Staybridge Suites St. Petersburg. An additional $311,352 of distributions was paid to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2018, also includes $922,875 of distributions to noncontrolling interest. During the nine months ending September 30, 2018, we repurchased $23,125 of outstanding common stock.

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

Promissory Note

On August 15, 2018, in connection with the acquisition of the Hotel Indigo Traverse City, we entered into an unsecured loan with our Sponsor in the principal amount of $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrued interest at the rate of 4.75% per annum and had a maturity date of August 16, 2019. We used proceeds from the sale of K Shares, K-I Shares and K-T Shares to prepay the Promissory Note and as of September 30, 2019, there was no remaining outstanding principal balance or interest expense due. The Promissory Note was approved by a majority of our board of directors, including a majority of our independent directors.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

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

Our contractual obligations as of September 30, 2019 are as follows:

	2019	2020 - 2021	2022-2023	Thereafter	Total
Outstanding debt obligations	$-	$15,659,752	$846,709	$23,272,732	$39,779,193
Interest payments on outstanding debt obligations	474,134	3,484,814	2,112,043	562,376	6,633,367
Total	$474,134	$19,144,566	$2,958,752	$23,835,108	$46,412,560

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

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net income (loss) to MFFO:
Net income (loss)	$1,087,070	$(133,595)	$926,150	$(634,087)
Depreciation and amortization	566,107	430,292	1,667,979	779,656
Gain on acquisition	-	-	-	(42,026)
FFO	1,653,177	296,697	2,594,129	103,543
Less noncontrolling interest:
Net income attributable to noncontrolling interest	(116,903)	(166,877)	(617,789)	(382,519)
Depreciation and amortization attributable to noncontrolling interest	(169,769)	(161,728)	(503,846)	(329,224)
FFO attributable to common stockholders	1,366,505	(31,908)	1,472,494	(608,200)
Acquisition fees and expenses	-	413,001	-	840,359
Amortization of deferred financing costs and debt discount as interest	25,870	19,660	77,609	27,142
Unrealized loss on interest rate swap	18,543	-	245,891	-
MFFO attributable to common stockholders	$1,410,918	$400,753	$1,795,994	$259,301

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2019. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 30, 2016, we commenced the Private Offering of K Shares and Units, which are comprised of four K Shares and one A Share, with a targeted maximum offering of $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration pursuant to Rule 506 promulgated under Regulation D of the Securities Act. At the termination of our Private Offering, we had sold approximately $15,582,755 in K Shares and A Shares (including A Shares sold to THR). We terminated the Private Offering prior to the SEC effective date of our Registration Statement relating to our Public Offering, on August 14, 2018. As of September 30, 2019, we had incurred $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering, which were paid to our dealer manager with proceeds from the issuance of A Shares.

On October 26, 2018 and June 10, 2019, we sold an aggregate of $1,500,000 and $690,000, respectively, in A Shares, or 219,000 A Shares, to THR. Such sales were exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act. No selling commissions, dealer manager fees or other organization and offering expenses were payable in connection with such sale. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 11, 2019, we granted 500 restricted K Shares to each of our independent directors in connection with each independent director’s election to our board of directors. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the annual meeting of stockholders on July 11, 2019. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share. As of November 11, 2019, we had issued an aggregate of 2,250 restricted shares of Class K common stock to our independent directors in connection with their election to our board of directors. Restricted stock issued to our independent directors will vest over a four-year period following the first anniversary of the date of grant in increments of 25% per annum. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

From the commencement of the Public Offering through September 30, 2019, we sold 1,137,435 K Shares at a weighted average price of $9.99 per share for gross proceeds of $11,360,443, 387,346 K-I Shares at a weighted average price of $9.31 per share for gross proceeds of $3,604,550, 33,540 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $335,400, for total gross proceeds of $15,300,393 in the Public Offering. During the same period, pursuant to the DRIP, we issued 1,319 K Shares to investors at a weighted average of $9.50 per K Share for aggregate proceeds of $12,527, 1,262 K-I Shares at a weighted average of $9.50 per K-I Share for aggregate proceeds of $11,986 and 12 K-T Shares at a weighted average of $9.50 per K-T Share for aggregate proceeds of $112.

From commencement of the Public Offering through September 30, 2019, we had incurred $1,246,387 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

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

From inception through September 30, 2019, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$1,246,387	Actual
Other organization and offering costs	1,380,865	Actual
Total	$2,627,252

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of September 30, 2019, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $28,328,307.

Subsequent to September 30, 2019 and through November 11, 2019, we sold approximately 116,098 K Shares at a weighted average price of $9.97 per share for gross proceeds of $1,157,500, approximately 31,774 K-I Shares at a weighted average price of $9.30 per share for gross proceeds of $295,496, and approximately 3,000 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $30,000, for total gross proceeds of $1,482,996 in the Public Offering. During the same period, pursuant to the DRIP, we issued 1,640 K Shares at a price of $9.50 per K Share for gross proceeds of $15,575, 2,169 K-I Shares at a price of $9.50 per K-I Share for gross proceeds of $20,610 and 55 K-T Shares at a price of $9.50 per K-T Share for gross proceeds of $518.

We expect to use the proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of September 30, 2019, we had an ownership interest in three hotel properties for a total purchase price of $34,575,340, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering and borrowings.

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

During the nine months ended September 30, 2019, we fulfilled one standard repurchase request for 2,500 K Shares for $23,125, or $9.25 per K Share. We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. Our board of directors approved the outstanding repurchase requests received during the three months ended September 30, 2019 and on November 1, 2019, we repurchased 4,278 K Shares for $42,781, or $10.00 per K Share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as a part of this report or incorporated by reference.

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.2	Bylaws of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.3	Third Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.3 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 14, 2018 and incorporated herein by reference).

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018, as supplemented, and incorporated herein by reference).

4.2	Distribution Reinvestment Plan (included as Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018, as supplemented, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Robert A. Stanger & Co. Inc. (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 333-217578) filed with the SEC on March 22, 2019, and incorporated by reference herein).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROCACCIANTI HOTEL REIT, INC.

Date: November 13, 2019	By:	/s/ James A. Procaccianti
James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Gregory Vickowski
Gregory Vickowski
Chief Financial Officer, Treasurer and Director
(Principal Accounting Officer and
Principal Financial Officer)

