Form 10-K
period 2019-12-31
PROCACCIANTI HOTEL REIT, INC.
filed 2020-03-30
CIK 1692345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission File Number 333-217578 (1933 Act)

PROCACCIANTI HOTEL REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	81-3661609
(State or Other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)
1140 Reservoir Avenue, Cranston, RI (Address of Principal Executive Offices)	02920-6320 (Zip Code)
(401) 946-4600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class
None
Name of Each Exchange on Which Registered
None
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
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 1,983,883 shares of Class K common stock, 213,321 shares of Class K-I common stock, 6,050 shares of Class K-T common stock, 537,510 shares of Class A common stock, and 125,000 shares of Class B common stock held by non-affiliates, for an aggregate market value of  $27,109,377, assuming a market value of  $10 per share of Class K common stock, $9.30 per share of Class K-I common stock, $10.00 per share of Class K-T common stock, $10.00 per share of Class A common stock and $0.00 per share for Class B common stock.
As of March 26, 2020, there were 3,301,238 shares of the Registrant’s Class K common stock issued and outstanding, 631,699 shares of the Registrant’s Class K-I common stock issued and outstanding, 47,989 shares of the Registrant’s Class K-T common stock issued and outstanding, 537,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (into Items 10, 11, 12, 13, and 14 of Part III), which is expected to be filed no later than April 29, 2020.

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

•
adverse effects of the novel strain of coronavirus (COVID-19), including a potential general reduction in business and personal travel and potential travel restrictions in regions where our hotels are located;

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

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report. All forward-looking statements are made as of the date of this Annual Report and the risk that actual results will differ materially from the expectations expressed in this Annual Report will increase with the passage of

ii

time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

iii

PART I
Item 1.
Business

Overview
Procaccianti Hotel REIT, Inc., (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2019, we owned an interest in three select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.
Substantially all of our business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership that is wholly-owned by us (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. We are externally managed by our advisor, Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an advisory agreement by and among us, our Operating Partnership and PHA, dated August 2, 2019 (as amended, the “Advisory Agreement”). PHA is an affiliate of our sponsor, Procaccianti Companies, Inc. (“Sponsor”).
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
On May 23, 2019, our board of directors determined an estimated net asset value (“NAV”) per share of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an estimated NAV per share of all classes of the our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. The NAV per share of all classes of our capital stock was published before the COVID-19 pandemic, and may differ significantly from our actual estimated NAV per share until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated NAV per share, as determined by our board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares. We expect to release the updated NAV per share of all classes of our capital stock calculated as of March 31, 2020, which may be lower than the current NAV per share of all classes of our capital stock.
Since the commencement of the Public Offering and as of December 31, 2019, we received approximately $19,530,181 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of  $28,102 of K Shares, $32,596 of K-I Shares and $630 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018 and June 10, 2019, we received $1,500,000 and $690,000, respectively, from the sale of A Shares to THR in private placements. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.
As of March 26, 2020, we had sold 3,328,016 K Shares, 631,699 K-I Shares, 47,989 K-T Shares and 537,410 A Shares in all our offerings for gross proceeds of  $33,066,604, $5,878,256, $479,675 and $5,374,095, respectively, and $44,798,630 in the aggregate. These gross proceeds are inclusive of 5,884 K Shares, 6,100 K-I Shares and 439 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of  $55,899, $57,950 and $4,175, respectively, and $118,024 in the aggregate.
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
The negative impact on room demand within our portfolio stemming from the novel coronavirus (COVID-19) is significant. We experienced an initial decline in hotel revenue that began in February in a limited number of markets. However, with the increased spread of the novel coronavirus (COVID-19) across the globe, the impact has accelerated rapidly throughout our hotel portfolio. The market and economic challenges associated with COVID-19 could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due. A more detailed discussion of the potential effects of novel coronavirus (COVID-19) on our business is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2019 Highlights
As of December 31, 2019:
•
we raised gross offering proceeds of  $15,582,755 in our Private Offering, which terminated in August 2018, gross offering proceeds of  $19,530,181 in our Public Offering, and gross offering proceeds of  $2,190,000 from issuances of A Shares to THR in a private placement;

•
our board of directors determined an estimated NAV per share of  $10.00 for each of our K Shares, K-I Shares and K-T Shares; $3.97 per A Share and $0.00 per B Share, as of March 31, 2019;

•
we currently pay quarterly distributions at a 6.0% annualized distribution rate based on a distribution base of  $10.00 per K Share, $10.00 per K-I Share and $10.00 per K-T Share. On March 3, 2020, our stockholders voted to amend our charter to increase the rate at which cash distributions accrue from a 6.0% annualized distribution rate to a 7.0% annualized distribution rate for each of the K Share, K-I Share, K-T Share and A Shares based on each respective distribution base. The Articles of Amendment to our charter will be filed with the Maryland State Department of Assessments and Taxation on or around March 31, 2020; and

•
we, through a wholly-owned subsidiary of our Operating Partnership, owned 100% of the fee simple interest in a select-service hotel property and, through our joint venture with Procaccianti Convertible Fund, LLC (“PCF”), an affiliate of our Sponsor, owned a 51% interest in two select-service hotel properties. Each property was purchased from sellers unaffiliated with us, our Sponsor, PCF, PHA or their affiliates.

Investment Objectives
We invest in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:
•
to provide stable income for stockholders through the payment of cash distributions;

•
to preserve and return stockholders’ capital contributions; and

•
to maximize risk-adjusted returns on stockholders’ investment.

Investment Strategy
We intend to use the net proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering and other sources of debt and equity financing, including the net proceeds of any future private placement or public offering we may pursue, to invest in a diverse portfolio of real estate investments located throughout the United States, primarily in the hospitality sector. We intend to acquire existing hotel properties and enter into management agreements for their operations, with the objective of providing a stable and secure source of income for our stockholders and maximizing potential returns upon disposition of our assets through capital appreciation. Within our hotel portfolio, we will focus on investments in “upper midscale,” “upscale,” and “upper upscale” properties that satisfy our investment goals.
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
After we have invested substantially all of the net proceeds of the Public Offering and other sources of debt and equity financing, we expect that hospitality properties will comprise between 90% and 100% of the aggregate cost of our portfolio. Mortgage loans, other real-estate related debt, and preferred equity should comprise up to 10% of the aggregate cost of our portfolio. Our board of directors may revise this targeted portfolio allocation from time to time, or at any time, if it determines that a different portfolio composition is in our stockholders’ best interests.
Real Estate Portfolio
As of December 31, 2019, we, through a wholly-owned subsidiary of our Operating Partnership, owned 100% of the fee simple interest in the Hotel Indigo Traverse City, a select-service hotel property, and, through our joint venture with PCF an affiliate of our Sponsor, owned a 51% interest in two select-service hotel properties, the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington. Each property was purchased from sellers unaffiliated with us, our Sponsor, PCF, PHA or their affiliates. These properties were financed with a combination of debt and offering proceeds from the Private Offering.
The following table summarizes our three select-service hotel properties as of December 31, 2019:
Property Name*	Date Acquired	Location	Ownership Interest	Contract Purchase Price(1)(2)	Rooms	Mortgage Debt Outstanding
Springhill Suites Wilmington	05/24/2017(1)	Wilmington, NC	51%	$18,000,000	120	$11,268,000
Staybridge Suites St. Petersburg	06/29/2017(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,325,000
Hotel Indigo Traverse City	08/15/2018	Traverse City, MI	100%	$26,050,000	107	$15,092,000(3)

*
We believe each property is suitable for its present and intended purposes and adequately covered by insurance.

(1)
Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)
Contract purchase price excludes acquisition fees and costs.

(3)
Original principal loan balance was $17,836,000. As of December 31, 2019, the Company repaid $2,744,000 of the original outstanding principal balance.

During the year ending December 31, 2020, we plan to invest in upgrades and improvements that are normal in our course of business. We anticipate using cash on hand in our furniture, fixtures and equipment reserve accounts.
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
PHA may refinance properties during the term of a loan in various circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures, or if an attractive investment becomes available and the proceeds from refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate.
We may repay borrowings under any future credit facility or under any future long-term mortgage debt with proceeds from the sale of properties, operating cash flow, long-term mortgage debt, proceeds from the Public Offering, proceeds from any future private or public offering, or proceeds from any other future securities offerings.
As of December 31, 2019, our total outstanding indebtedness totaled $39,779,194. This amount did not exceed 300% of the value of our net assets.
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
Competition
The hotel industry is highly competitive. Our hotel properties will compete on the basis of location, room rates, quality, range of services, brand affiliation, and reservation systems, among many other factors. New hotel properties may be constructed, which results in new competitors in a market, in some cases without corresponding increases in demand for hotel rooms. We expect to face competition from many sources. We will face competition from other hotel properties both in the immediate vicinity and the geographic market where our hotel properties will be located. Over-building of hotel properties in the markets in which we operate may increase the number of rooms available and may decrease occupancy and room rates, which would adversely affect our operations.

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
Income Taxes
We elected to be taxed as, and currently qualify as, a REIT under the Code commencing with the taxable year ended December 31, 2018. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elected to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.
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

Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distribution, to satisfy the preferential rights upon dissolution of holders of K Shares, K-I Shares and K-T Shares shall not be added to our total liabilities for these purposes. Subject to the preceding, our board of directors will determine the amount of distributions we will pay to our stockholders. We have not established a minimum distribution level. As a result of the potential impact of the novel coronavirus (COVID-19) on our business, we expect that the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We intend to pay quarterly distributions with respect to the quarter ended March 31, 2020 with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accrue pursuant to our charter.
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

Seasonality
The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties, and other hotel properties we may acquire, may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays, as there is less business travel on such dates. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions.
Employees
We have no paid employees. The employees of PHA or its affiliates provide management, acquisition, advisory and certain administrative services for us. Pursuant to our advisory agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2019, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.
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
Item 1A.
Risk Factors

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.
Risks Relating to an Investment in Us
No public market currently exists for our securities, and we have no current plans to list our shares on an exchange. If you are able to sell your securities, you would likely have to sell them at a substantial discount from the offering price.
There is no current public market for our securities, and we currently have no plans to list any of the securities we are offering on a national securities exchange or to liquidate our assets by a specified date. You may not sell your securities unless the buyer meets the applicable suitability and minimum purchase standards. Any sale of your shares must also comply with applicable securities laws. Our charter also contains a limitation on ownership that prohibits any person or entity from actually, constructively, or beneficially acquiring or owning more than 9.8% in value of the aggregate of the outstanding shares of our capital stock (which includes K Shares, K-I Shares and K-T Shares), or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of shares of our stock, unless exempted, prospectively or retroactively, by our board of directors. Our board of directors may waive this ownership limit with respect to a particular person if the board receives certain representations and warranties as required by our charter. This provision may inhibit large investors from purchasing your shares. Moreover, our share repurchase program includes numerous restrictions that limit your ability to sell your K Shares, K-I Shares or K-T Shares to us, and our board of directors may amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount from the price at which you purchased them from us. It is also likely that your shares will not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of their illiquid nature.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution is affected by many factors, such as our ability to acquire commercial real estate assets as offering proceeds become available, income from such investments, and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. With our limited operating history, we cannot assure you that we will be able to pay or maintain a level of distributions or that distributions will increase over time. We cannot give any assurance that returns from the investments that we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of commercial real estate will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect your investment.
We have a limited operating history, which makes our future performance and the performance of your investment difficult to predict.
We were organized on August 24, 2016. We have limited operations. Our lack of operating history significantly increases the risk and uncertainty you face in investing in our shares.
Purchases of shares of stock by our directors, our officers, officers and employees of our advisor or TPG, other affiliates, and individuals designated by management in our offering should not influence investment decisions of independent, unaffiliated investors.
Our directors, officers and employees of our advisor, TPG and other affiliates and individuals designated by management may purchase K Shares and K-I Shares in the offering. Management may designate individuals who have prior business and/or personal relationships with our executive officers, directors, advisor, or sponsor, including, without limitation, any service provider, to purchase our K-I Shares and K Shares and to receive certain discounts. There can be no assurance as to the amount, if any, of K Shares and K-I Shares that these parties may acquire in the offering. Any shares purchased by directors, officers, and employees of our dealer manager, other affiliates or friends of ours will be purchased for investment purposes only. However, the investment decisions made by any such directors, officers, officers and employees of our advisor or TPG, other affiliates, or friends should not influence your decision to invest in our shares of common stock and you should make your own independent investment decision concerning the risks and benefits of an investment in our securities.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
We will be competing to acquire real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources and a greater ability to borrow funds to acquire properties than we do. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in our offering, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. Therefore, the size of our offering increases the risk that we may pay too much for real estate acquisitions. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from the K Shares, K-I Shares and K-T Shares in our offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. We expect we will earn yields substantially lower than the income that we anticipate receiving from investments in the future that meet our investment objectives. As a result, any distributions we make while our portfolio is not fully invested in properties meeting our investment objectives may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested in properties meeting our investment objectives. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions.
If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise might be.
We could suffer from delays in locating suitable investments. The more money we raise in our offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the size of our offering increases the risk of delays in investing our net offering proceeds. Our reliance on our advisor to locate suitable investments for us at times when the management of our advisor is simultaneously seeking to locate suitable investments for other investment programs sponsored by our advisor’s affiliates could also delay the investment of the proceeds of our offering. Delays we encounter in the selection and acquisition of income-producing properties would likely limit our ability to pay distributions to you and reduce your overall returns.
The personnel of our advisor do not have significant experience in operating under the constraints imposed on us as a REIT, which may hinder the achievement of our investment objectives.
The Code imposes numerous constraints on the operations of REITs that do not apply to many of the other investment vehicles managed by our sponsor, our advisor and their affiliates. Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to so comply could cause us to fail to satisfy the requirements associated with REIT status. The personnel of our advisor do not have significant experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that our advisor will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
We depend upon key personnel of Procaccianti Companies, Inc. (our Sponsor), Procaccianti Hotel Advisors, LLC (our advisor), and TPG Hotels and Resorts, Inc. and its affiliates and/or designees (our property manager).
We are an externally managed REIT and therefore we do not have any internal management capacity or employees. We will depend to a significant degree on the diligence, skill and network of business contacts of certain of our executive officers and other key personnel of our advisor to achieve our investment objectives, including Messrs. Procaccianti, Vickowski, Bacon and Leven and Ms. Procaccianti, all of whom would be difficult to replace. We expect that our advisor will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the advisory agreement. We also will depend on our property manager for hotel property management and construction services.
We depend upon the senior professionals of our advisor and our property manager to maintain relationships with potential investments, and we intend to rely upon these relationships to provide us with potential investment opportunities. We do not intend to purchase “key person” insurance coverage with respect to key personnel and the key personnel of our advisor or property manager. We cannot assure you that these relationships will yield attractive investment opportunities. If these individuals do not maintain their existing relationships with our advisor or property manager or maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of our advisor and our property manager have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
Our advisor is an affiliate of, and under common control with, Procaccianti Companies and will, in turn, depend upon access to the investment professionals and other resources of Procaccianti Companies and its affiliates to fulfill its obligations to us under the advisory agreement. Our advisor will also depend on Procaccianti Companies to obtain access to deal flow generated by its professionals. We believe that our future success depends, in a large part, on Procaccianti Companies’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition to retain such personnel is intense, and we cannot assure you that Procaccianti Companies will be successful. Through a cost sharing agreement between our advisor and the sponsor, our advisor may utilize employees from affiliated entities, including Procaccianti Companies, in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance, and legal. Under this cost sharing agreement, these costs are allocated to our advisor based on a per employee charge that is assigned to provide services to it. To the extent an employee is not fully allocated to our advisor, the charge for services is pro-rated accordingly. Procaccianti Companies and our advisor or its affiliates pay all of the employees assigned to provide services to our advisor. We cannot assure you that Procaccianti Companies and its affiliates will fulfill their obligations under this agreement with our advisor. If Procaccianti Companies and its affiliates fail to perform, we cannot assure you that our advisor will enforce the cost sharing agreement, that such agreement will not be terminated by either party, or that we will continue to have access to the investment professionals of Procaccianti Companies and its affiliates, or their market knowledge and deal flow.
Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own the hotel properties will lease the hotel properties to one or more TRSs. We expect all or substantially all of these subsidiaries will enter into property management agreements with one or more affiliated property management companies. These affiliated property management companies may include TPG Hotels & Resorts, Inc., an affiliate of our sponsor and advisor, and TPG’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates and/or designees of TPG. We refer to TPG and such other affiliates and/or designees collectively as our property manager. If we acquire hotel property where we cannot use our property manager to manage the property, we may use a third-party property management company. Generally, however, we expect a substantial portion, if not all, of our hotel properties to be managed by our property manager.
If our advisor is unable to manage our investments effectively, we may be unable to achieve our investment objectives.
Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our business. This will depend, in turn, on our advisor’s ability to identify, invest in and monitor properties that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon our advisor’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our advisor has substantial responsibilities under the advisory agreement. The personnel of our advisor are engaged in other business activities that could distract them and divert their time and attention such that they can no longer dedicate a significant portion of their time to our business or such that they might otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our advisor, members of our advisor’s investment committee or by Procaccianti Companies or its affiliates.
Our primary focus of acquiring and investing in a diversified portfolio of commercial real estate consisting primarily of hospitality properties across the United States differs from that of certain existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of our advisor or members of our advisor’s investment committee or that are or have been sponsored by Procaccianti Companies or its affiliates. In addition, many of the previously sponsored investment programs by Procaccianti Companies were significantly different from us in terms of targeted assets, regulatory structure and limitations, investment strategy and objectives and investment personnel. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those Procaccianti Companies affiliates. In addition, investors in our K-I Shares, K Shares and K-T Shares are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by affiliates of our advisor or members of our advisor’s investment committee or sponsored by Procaccianti Companies or its affiliates. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated.
Because we are conducting a “blind pool” offering, you will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.
We have not identified all of the properties we will acquire with the net proceeds from the sale of K Shares, K-I Shares and K-T Shares in our offering. Our ability to identify well-performing properties and achieve our investment objectives depends upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements. The size of our offering increases the challenges that our advisor will face in investing our net offering proceeds promptly in attractive properties, and the continuing high demand for the type of properties we desire to purchase increases the risk that we may pay too much for the properties that we do purchase. We will seek to invest substantially all of the net proceeds from our K Shares, K-I Shares and K-T Shares, after the payment of certain fees and expenses, in a diversified portfolio of commercial real estate investments consisting primarily of hotel properties across the United States in accordance with our investment objectives and using the strategies described in this Annual Report. However, you will be unable to evaluate the economic merit of specific real estate projects before we invest in them. We expect to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. We will not provide you with information to evaluate our proposed investments prior to our acquisition of those investments. Because of the illiquid nature of our shares, even if we disclose information about our potential investments before we make them, it will be difficult for you to sell your shares promptly or at all. Furthermore, our board of directors will have broad discretion in implementing investment policies. These factors increase the risk that your investment may not generate returns consistent with your expectations.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
We have paid, and may continue to pay, distributions from sources other than our cash flow from operations. Distributions declared for periods in which we did not own an interest in the two select-service properties described herein were funded with proceeds from subordinated promissory notes that we entered into with our advisor. While our board has adopted a policy to refrain from funding distributions with offering proceeds, our charter contains no such limitation and our board of directors may change our distribution policy in its sole discretion at any time subject to the provisions of Maryland law. Under

Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distribution, to satisfy the preferential rights upon dissolution of holders of K Shares, K-I Shares and K-T Shares shall not be added to our total liabilities for these purposes.
For the year ended December 31, 2019, we paid aggregate distributions of  $1,104,017, including $1,042,690 of distributions paid in cash and 6,456 shares of our common stock issued pursuant to our distribution reinvestment plan for $61,327. For the year ended December 31, 2019, our net income was $102,952, we had FFO of  $1,672,661 and net cash provided by operations of  $3,108,133. For the year ended December 31, 2019, we funded $1,104,017, or 100%, and $0 or 0% of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from cash flow from operations and notes payable, respectively. Since inception, of the $1,631,573 in total distributions paid through December 31, 2019, including shares issued pursuant to our distribution reinvestment plan, we funded $1,537,379 or 94% from cash flow from operations and $94,194 or 6% from notes payable. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”
If we fund distributions from the proceeds of our offering, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell our shares of common stock or securities convertible or exercisable into our shares of common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability, or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
Our advisor can resign on 60 days’ notice from its role as advisor, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations and cash flows.
Our advisor has the right, under the advisory agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our advisor resigns, we may not be able to find a new advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our advisor and its affiliates. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
We will incur significant costs as a result of being a public company.
As a public company, we will be required to register our securities under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules implemented by the SEC.

We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay distributions to our stockholders.
Our business depends on the communications and information systems of Procaccianti Companies, to which we have access through our advisor. In addition, certain of these systems are provided to Procaccianti Companies by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay distributions to our stockholders.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal to our advisor and its affiliates and those that have been outsourced. There is no guarantee that any processes, procedures and internal controls our advisor implements will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.
Our rights and the rights of our stockholders to recover claims against our directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no director generally shall be liable to us or our stockholders for monetary damages and that we generally will indemnify them for losses unless, in the case of an independent director, such director is grossly negligent or engages in willful misconduct or, in the case of our directors who are also our executive officers or affiliates of our advisor, unless such directors are negligent or grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to you.
Risks Related to Our Offering and Our Corporate Structure
We intend to disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss as determined under generally accepted accounting principles, or GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
We will use, and we intend to disclose to investors, funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance. FFO and MFFO, on the one hand, and GAAP net income or loss, on the other hand, differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.
Because of the differences between FFO and MFFO and GAAP net income or loss, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
No investor may own more than 9.8% of our stock unless exempted by our board of directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. There is a limitation on ownership that prohibits any person or entity from actually, constructively or beneficially acquiring or owning more than 9.8% in value of the aggregate of the outstanding shares of our capital stock (which includes K Shares, K-I Shares and K-T Shares), or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of shares of our stock, unless exempted, prospectively or retroactively, by our board of directors. Our board of directors may waive this ownership limit with respect to a particular person if the board receives certain representations and warranties as required by our charter. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our capital stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our holders of K-I Shares, K-T Shares, K Shares, B Shares, and A Shares or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may classify or reclassify any unissued K-I Shares, K-T Shares, K Shares, B Shares, or A Shares into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of a new class of capital stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our existing K-I Shares, K-T Shares, K Shares, B Shares, and A Shares. Such new class of stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our existing capital stock.
We may grant stock-based awards to our directors, employees and consultants pursuant to a long-term incentive plan, which will have a dilutive effect on your investment in us.
Our board of directors intends to adopt a long-term incentive plan, pursuant to which we will be authorized to grant restricted stock, stock options, restricted or deferred stock units, performance awards or other stock-based awards to directors, employees and consultants selected by our board of directors for participation in the plan. We currently intend to issue awards of restricted K Shares to our independent directors under our long-term incentive plan. Our executive officers, as key personnel of our advisor, also may be entitled to receive awards in the future under our long-term incentive plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of capital stock purchased in our offering.
Certain expected features of the long-term incentive plan could have a dilutive effect on your investment in us, including (1) a lack of annual award limits, individually or in the aggregate (subject to the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan), (2) the fact that the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan will not be tied to the amount of proceeds raised in the offering, and (3) share counting procedures which we expect will provide that shares subject to certain awards, including, without limitation, substitute awards granted by us to employees of another entity in connection with our merger or consolidation with such company or shares subject to outstanding awards of another company assumed by us in connection with our merger or consolidation with such company, will not be subject to the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan.
You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without your vote except to the extent that such policies are set forth in our charter. Our board’s broad discretion in setting policies and your inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.
Under the Maryland General Corporation Law and our charter, our stockholders are generally entitled to vote only on the following matters: (a) election and removal of directors; (b) amendment of the charter, except that our board of directors may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, (ii) effect certain reverse stock splits, and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock; (c) effect our liquidation or dissolution; and (d) to the extent required under Maryland law, effect a merger, conversion or consolidation of us, a statutory share exchange, or the sale or other disposition of all or substantially all of our assets. With respect to all matters, other than the election or removal of directors, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. These limitations on voting rights may limit your ability to influence decisions regarding our business. Holders of our K-I Shares, K Shares, K-T Shares and A Shares will have identical voting rights.
We may change our targeted investments without stockholder consent.
We expect our portfolio of investments in commercial real estate to consist primarily of hospitality properties. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders. Any such change could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our ability to make distributions to you and the value of the securities we are offering through our prospectus.
You may not be able to have your K-I Shares, K Shares or K-T Shares repurchased under the share repurchase program; if you are able to have your K-I Shares, K Shares or K-T Shares repurchased under the share repurchase program, you may not be able to recover the amount of your investment.
Our board of directors has adopted a share repurchase program available to holders of our K-I Shares, K Shares and K-T Shares, but there are significant conditions and limitations that limit your ability to have your K-I Shares, K Shares or K-T Shares repurchased under the plan. Repurchases of our K-I Shares, K Shares and K-T Shares, when requested, are at our sole discretion and generally will be made quarterly. A holder of K Shares, K-I Shares or K-T Shares, as applicable, must have beneficially held its shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the K Shares, K-I Shares or K-T Shares, as applicable, are being repurchased in connection with a stockholder’s death, qualifying disability or other exigent circumstance as determined by our board of directors in its sole discretion.

•
The per share repurchase price will depend on the length of time you have held such shares as follows:

•
after one year from the purchase date, 92.5% of the most recent per share net asset value of the K Shares, K-I Shares or K-T Shares, as applicable;

•
after two years from the purchase date, 95% of the most recent per share net asset value of the K Shares, K-I Shares or K-T Shares, as applicable;

•
after three years from the purchase date, 97.5% of the most recent per share net asset value of the K Shares, K-I Shares or K-T Shares, as applicable; and

•
after four years from the purchase date, 100% of the most recent per share net asset value of the K Shares, K-I Shares or K-T Shares, as applicable.

Our repurchase of any K-I Shares, K Shares or K-T Shares will be limited to the extent that we do not have, as determined in our board of director’s discretion, sufficient funds available to fund any such repurchase.
We are not obligated to repurchase shares of our common stock under our share repurchase program. We will limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we will not repurchase in excess of 5.0% of the weighted average number of K Shares, K-I Shares and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap); and (2) funding for the repurchase of K Shares, K-I Shares and K-T Shares will be limited to net proceeds we receive from the sale of shares under our DRIP and any other operating funds that may be authorized by our board of directors, in its sole discretion.
Additionally, in the event that any stockholder fails to maintain a minimum balance of  $2,000 of K-I Shares, K Shares or K-T Shares, we may repurchase all of the shares held by that stockholder at the NAV repurchase price in effect on the date we determine that the stockholder has failed to meet the minimum balance, less any applicable repurchase discount.
Most of our assets will consist of properties which cannot be readily liquidated without affecting our ability to realize full value upon their disposition. Therefore, we may not have sufficient liquid resources to satisfy all repurchase requests. The share repurchase program will terminate immediately if our K-I Shares, K Shares, K-T Shares or any successor securities, are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.
The provisions of our share repurchase program may limit your ability to have your shares repurchased should you require liquidity and could limit your ability to recover the amount that you invested in our K-I Shares, K Shares or K-T Shares. The terms of our share repurchase program contain fewer limitations for repurchases sought as a result of a stockholder’s death, qualifying disability or other involuntary exigent circumstance, in the sole discretion of the board of directors.
On March 20, 2020, our board of directors decided to temporarily suspend repurchases under our share repurchase program effective with repurchase requests that would otherwise be processed in April 2020 due to the negative impact of the coronavirus (COVID-19) pandemic on the Company’s portfolio to date. However, we will continue to process repurchases due to death in accordance with the terms of our share repurchase program. We will announce any updates concerning its share repurchase program in a Current Report on Form 8-K. Any unprocessed requests will automatically roll over to be considered for repurchase when we fully reopens our share repurchase program, unless a stockholder withdraws the request for repurchase five business days prior to the next repurchase date.

Risks Related to Our Offering
The estimated NAV per K-I Share, K Share and K-T Share are estimates as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the company.
The estimated NAV per share and any subsequent values are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the Company, because the amount of proceeds available for investment from our offering is net of acquisition fees and expenses; (3) the estimated NAV per share does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments; (4) the estimated NAV per share does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated NAV per share does not take into account any premiums to value that may be achieved in a liquidation or sale of our assets. Further, the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets we may acquire and responses to the real estate and capital markets. The estimated NAV per share does not reflect a discount for the fact that we are externally managed. There are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated NAV per share; provided, however, that pursuant to FINRA rules, the determination of the estimated NAV per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Subsequent estimates of our estimated NAV per share will be done at least annually. Our estimated NAV per share is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets.
Our estimated NAV per share is based upon a number of estimates, assumptions, judgments and opinions that may not be, or may later prove not to be, accurate or complete, which could make the estimated valuations incorrect. As a result, our estimated NAV per share may not reflect the amount that you might receive for your shares in a market transaction, and the purchase price you pay may be higher than the value of our assets per share of common stock at the time of your purchase.
Currently, there are no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated NAV per share. The audit committee of our board of directors, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated NAV per share, the consistency of the valuation methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations. Pursuant to the prior approval of the audit committee of our board of directors, which is solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged Robert A. Stanger & Co., Inc., or Stanger, an independent third-party valuation firm, to assist with determining the estimated NAV per share. Our estimated NAV per share was determined after consultation with our advisor and Stanger. Stanger prepared a net asset value report or the NAV Report, which estimates the estimated NAV per K-I Share, K Share and K-T Share as of the NAV pricing date. The valuation was based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of the NAV pricing date, and was performed in accordance with the IPA Valuation Guidelines. The estimated NAV per share was determined by our board of directors. Subsequent estimates of our estimated NAV per K-I Share, K Share and K-T Share will be prepared at least annually. Our estimated NAV per share is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The estimated NAV per share is not intended to be related to any values at which individual assets may be carried on financial statements under applicable accounting standards. We do not intend to release any of the data supporting the estimated NAV per share.

It may be difficult to accurately reflect material events that may impact our estimated NAV per share between valuations, and accordingly we may be selling and repurchasing shares at too high or too low a price.
Our independent third-party valuation expert will calculate estimates of the market value of our principal real estate and real estate-related assets that we acquire, and our board of directors will determine the net value of such real estate and real estate-related assets and liabilities taking into consideration such estimates provided by the independent third-party valuation expert. Our board of directors is ultimately responsible for determining the estimated NAV per share. Since our board of directors will determine our estimated NAV per share at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated NAV per share. As a result, the published estimated NAV per share may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated NAV per share published before the announcement of an extraordinary event may differ significantly from our actual estimated NAV per share until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated NAV per share, as determined by our board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share repurchase program.
The most recent estimated NAV per shares were published before the COVID-19 pandemic, and may differ significantly from our actual estimated NAV per share until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated NAV per share, as determined by our board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares. We expect to release updated estimated NAV per shares calculated as of March 31, 2020, which may be lower than the current estimated NAV per shares.
Our ability to conduct our offering successfully depends, in part, on the ability of the dealer manager to successfully establish, operate and maintain a network of broker-dealers.
The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents to sell our securities. While principals of our dealer manager, S2K Financial LLC, have experience in selling securities of other non-traded REITs, S2K Financial LLC is a relatively new wholesale broker-dealer that has not yet conducted any other offerings similar to our offering. The past success of the dealer manager’s principals cannot be relied upon as predictive of the dealer manager’s performance in our offering. There is therefore no assurance that the dealer manager will be able to sell a sufficient number of shares to allow us to have adequate funds to make our investments. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. In addition, because we are conducting a “best efforts” offering, we may not raise proceeds in our offering sufficient to meet our investment objectives. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.
Your interest in us could be diluted if we issue additional shares, which could reduce the overall value of your investment.
Existing stockholders and potential investors in our offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes the issuance of 248,125,000 shares of capital stock, of which (a) 55,500,000 shares are classified as Class K-I Common Stock with a par value of  $0.01 per share, which we refer to as our K-I Shares, (b) 55,500,000 shares are classified as Class K Common Stock with a par value of  $0.01 per share, which we refer to as our K Shares, (c) 116,000,000 shares are classified as Class K-T Common Stock with a par value of  $0.01 per share, which we refer to as our K-T Shares, (d) 125,000 shares are classified as Class B Capital Stock with a par value of  $0.01 per share, which we refer to as our B Shares, and (e) 21,000,000 shares are classified as Class A Common Stock with a par value of  $0.01 per share, which we refer to as our A Shares. Our board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized K-I Shares, K Shares, K-T Shares, A Shares, or shares of any other class or series of stock without stockholder approval. After your investment in us, our board may elect to (1) sell additional shares in our offering or future private placements or public offerings; (2) issue shares of capital stock under a long-term incentive plan to our independent directors or to employees of our advisor or its affiliates; (3) issue shares to our advisor, our Service Provider, or their successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (4) issue K Shares (or another class of securities as determined by our board of directors) to sellers of properties we acquire in connection with an exchange of property for limited partnership interests of our operating partnership. To the extent we issue additional equity interests after your purchase in our offering, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions (most notably the offering price per share, which may be less than the price paid per share in any offering under our prospectus) and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us. Investors who purchase shares in our offering will likely suffer dilution of their equity investment in us as a result of the issuance of shares pursuant to the DRIP and the issuance of shares to purchasers who qualify for volume discounts, as DRIP purchases and volume discount purchases represent a discount to the initial purchase price per K Share, K-I Share and K-T Share in our primary offering, as applicable, and we will not sell additional A Shares to our advisor or its affiliates to fund the difference between the initial purchase price and discounted price in connection with such sales as we do for discounts to the initial purchase price of shares that are not through volume discounts and K-I Shares sold in our primary offering (in order for net proceeds available to invest to equal $10.00 per K-I Share, K Share and K-T Share).
The potential return to holders of K-I Shares, K Shares and K-T Shares in our offering would be limited should we return in excess of 9.84% on their investment.
By investing 100% of the proceeds from K-I Shares, K Shares and K-T Shares in assets, we believe we provide holders of K-I Shares, K Shares and K-T Shares with a greater likelihood of preservation of capital and consistent distributions that are not funded with return of capital sources. In exchange for this lower risk, holders of our K-I Shares, K Shares and K-T Shares would be limited in their potential return on investment, as compared to a traditional public non-traded REIT structure, should we return in excess of 9.84% on their investment.
S2K Servicing, LLC (the “Service Provider”) may receive certain distributions as the holder of the B Shares regardless of its performance under the Services Agreement.
The Service Provider, as a holder of B Shares, may be entitled to receive a special distribution with respect to participation in excess cash and remaining liquidation cash equal to 12.5% of such excess cash and 12.5% of such remaining liquidation cash. The Service Provider may be entitled to this special distribution regardless of how well it performs under the Services Agreement.
If we were to become internally managed, we would pay substantial fees to our advisor prior to holders of K Shares, K-I Shares and K-T Shares receiving their agreed-upon investment returns. In addition, we will pay substantial fees and expenses to our property manager and their affiliates, and will reimburse our advisor and its affiliates for expenses, which payments increase the risk that you will not earn a profit on your investment.
Pursuant to our agreements with affiliated property managers, we may pay significant property management fees to our property manager and may be obligated to reimburse our property manager for certain expenses it incurs in providing services. We also will be obligated under our advisory agreement with our advisor to reimburse our advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on holders of K-I Shares, K Shares and K-T Shares first enjoying agreed-upon investment returns, affiliates of our advisor could also receive significant payments even without our reaching specific investment-return thresholds should we seek to become internally managed. Due to the apparent preference of the public markets for internally managed companies, a decision to list our shares on a national securities exchange could be preceded by a decision to become internally managed. Given our advisor’s familiarity with our assets and operations, we might prefer to become internally managed by acquiring our advisor. Even though our advisor will not receive internalization fees, such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether you received the returns on which we have conditioned other back-end compensation, and we would not be required to seek a stockholder vote to become internally managed.
These fees and other potential payments increase the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our offering. Substantial consideration paid to our advisor and its affiliates also increases the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.
If we internalize our management functions, the percentage of our outstanding capital stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.
In the future, our board of directors may consider internalizing the functions performed for us by our advisor by, among other methods, acquiring our advisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions would be beneficial to us and our stockholders.
If we elect not to renew the advisory agreement or terminate the advisory agreement without “cause” as defined in the advisory agreement (i.e., other than in connection with a listing of our shares or a transaction involving a merger or acquisition or other than for cause), which we define as a “Non-cause Advisory Agreement Termination,” we would be obligated to make a cash payment to our advisor in the amount of any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus any interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, regardless of the value of our assets or our net assets. The Service Provider (an affiliate of our dealer manager) would be entitled to receive 25% of any such payments as a fee pursuant to the Services Agreement. In addition, pursuant to our charter, we would be obligated to repurchase our A Shares for an amount equal to the greater of: (1) any accrued common ordinary distributions on our A Shares plus the stated value of the outstanding A Shares ($10.00 per A Share) or (2) the amount the holders of A Shares would be entitled to receive if we liquidated and received net liquidation proceeds equal to the fair market value (determined by appraisals as of the termination date) of our investments less any loans secured by such investments, limited in the case of non-recourse loans to the value of investments securing such loans. The amounts payable on account of the repurchase of A Shares may be paid, in the discretion of a majority of our board of directors, including a majority of our independent directors, in the form of promissory notes bearing interest at the then-current rate, as determined in good faith by a majority of our board of directors, including a majority of our independent directors. Any B Shares then outstanding would remain outstanding.
As mentioned above, we could internalize our management function via multiple forms. If we acquire our advisor’s assets, stockholders may be entitled to certain merger consideration, but we are not obligated to repurchase our A Shares.
An acquisition of our advisor could also reduce earnings per share and funds from operation per share.
Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of affiliated advisors or property managers have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
If we are unable to obtain funding for future capital needs, cash distributions to you and the value of our investments could decline.
We must comply with operating standards and terms and conditions imposed by the franchisors of the hotel properties under which our hotel properties will operate. Hotel properties generally have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures, and equipment. Franchisors of hotel properties will require that we make periodic capital improvements pursuant to our management agreements or as a condition of maintaining franchise licenses. Generally, we will be responsible for the cost of these capital improvements. Hotel renovation involves substantial risks, including:
•
construction cost overruns and delays;

•
the disruption of operations and displacement of revenue, including revenue lost while rooms, restaurants or meeting spaces under renovation are out of service;

•
the cost of funding renovations and an inability to obtain financing on attractive terms;

•
the return on our investment in these capital improvements;

•
inability to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•
possible environmental problems; and

•
disputes with franchisors or property managers regarding compliance with relevant franchise agreements or management agreements.

We intend to use substantially all of the proceeds of K-I Shares, K Shares and K-T Shares from our offering, net of expenses, to acquire and invest in real estate investments in the United States in accordance with our investment objectives and using the strategies described in this Annual Report. We have not established limits on the use of proceeds of K-I Shares, K Shares and K-T Shares from our offering and, while we do not intend to do so, we may use such proceeds to fund distributions to our stockholders. We do not intend to reserve significant proceeds from our offering for future capital needs. Accordingly, if we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to you and could reduce the value of your investment. However, our board of directors has the authority under our organizational documents, in its sole discretion, to the extent permitted by Maryland law, to fund distributions from other sources, including, without limitation, the sale of assets, borrowings, offering proceeds and the deferral of fee and expense reimbursements by our advisor.
The inability of our advisor to purchase A Shares in an amount sufficient to fund the payment of organizational and offering expenses associated with the sale of K-I Shares, K Shares, and K-T Shares may cause the long-term returns to our investors to be lower than they otherwise might be.
Our advisor agreed to purchase A Shares in a private placement in an amount sufficient to fund the payment of organizational and offering expenses associated with the sale of K-I Shares, K Shares, and K-T Shares. We reviewed the background, financial health, and prior performance of our advisor as well of our sponsor and their affiliates, and while we believe that our advisor and its affiliates, each have respectively, the ability to perform under any agreements obligating them to purchase A Shares, each could fail to make the appropriate purchases. Our advisor and its affiliates’ failure to fulfill their obligations to purchase A Shares in an amount sufficient to fund the payment of organizational and offering expenses associated with the sale of K-I Shares, K Shares, and K-T Shares would adversely affect our ability to fund such organizational and offering expenses and adversely affect your overall return.
Our board of directors has opted out of provisions of the Maryland General Corporation Law relating to deterring or defending hostile takeovers. Although we will not currently be afforded this protection, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent you from receiving a premium price for their shares in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders, or affiliates of interested stockholders, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•
any person who beneficially owns, directly or indirectly, 10% or more of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time during the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding securities of the corporation.

After the five-year prohibition, any business combination between a Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•
80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. We have opted out of these provisions of Maryland law, by board resolution in the case of the business combination provisions and in our bylaws in the case of the control share acquisition provisions. However, should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.
We are conducting a “best efforts” offering, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets underperform.
Our offering is being made on a “best efforts” basis, whereby our dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase or sell any specific number or dollar amount of our shares of common stock. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.
There is a risk that you may not receive distributions or that our distributions may not grow over time.
We intend to make distributions, initially on a quarterly basis but with the goal of eventually making distributions on a monthly basis, to our stockholders out of assets legally available for distribution. We will pay such quarterly distributions within 30 days of the end of each calendar quarter. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or any increases in cash distributions. Furthermore, if more stockholders of K-I Shares, K Shares and K-T Shares opt to receive cash distributions rather than participate in our DRIP, we may be forced to liquidate some of our investments in order to make distribution payments required for us to maintain our qualification as a REIT. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

Investing in our shares may involve an above average degree of risk and is intended for long-term investors.
The investments we make in accordance with our investment objectives and strategies may result in a higher amount of risk of loss of principal than alternative investment options. Our investments in real estate assets may be highly speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our K-I Shares, K Shares and K-T Shares are intended for long-term investors.
Our stockholders’ investment return may be reduced if we were to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). If we lose our exemption from registration under the 1940 Act, we would not be able to continue its business unless and until we register under the 1940 Act.
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2019, we had controlling interests in 3 hotel properties, and investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.
To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an “emerging growth company” for up to five years, or until the earliest of  (a) the last day of the first fiscal year in which we have total annual gross revenue of   $1,000,000,000 (adjusted for inflation) or more, (b) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our capital stock registered under the Exchange Act held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (c) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with certain more stringent audit rules adopted by the Public Company Accounting Oversight Board (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold stockholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that would be applicable to us if we became a public reporting company. If we do take advantage of any of these exemptions, we do not know if some investors will find our securities less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that any decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
Fees and expenses may adversely impact our ability to pay distributions.
Identifying attractive investment opportunities and performing due diligence with respect to prospective investments will require significant expenditures, which we will bear whether or not we acquire the investment. In addition, acquiring investments may require us to participate in auctions or other forms of competitive bids, which may also require significant expenditures, including expenses relating to legal fees, the fees of third-party advisors, and other costs. Moreover, even after investments are made, the returns may not be realized by the stockholders for a period of several years.
Furthermore, affiliates of Procaccianti Companies may perform services for us in connection with the selection and acquisition of investments and the management of our assets. They will be reimbursed for out-of-pocket expenses, which would be paid in addition to any acquisition fees and asset management fees payable to our advisor. Payment or accrual of fees will result in immediate dilution to the value of your investment, and any such current payments will reduce the amount of cash available to acquire investments. Payment of such fees and expenses increases the risk that the amount available for distribution to our stockholders would be less than the purchase price of the securities sold in our offering.
Risks Related to Conflicts of Interest
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our arrangements with Procaccianti Companies and its affiliates, there may be times when Procaccianti Companies, our advisor, our property manager, or their affiliates have interests that differ from those of our stockholders, giving rise to a conflict of interest.
Our officers and directors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our advisor or its affiliates. Similarly, our advisor, property manager, or their affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our officers have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our advisor and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our advisor. Our advisor will seek to allocate investment opportunities among eligible accounts in a manner that is consistent with its allocation policy. However, despite the right of first offer we have, in the event our advisor’s allocation policy does not require a definitive allocation of an opportunity among eligible accounts, we can offer no assurance that such opportunities to us in the most favorable manner
Our advisor, sponsor, property manager, and dealer manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our advisor, sponsor, property manager, and dealer manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners, advisors, and selling agents of other investment programs, including Procaccianti Companies or its affiliates’ sponsored investment products, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Additionally, based on our sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when a REIT is being organized, funds are initially being raised, and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
Our advisor faces conflicts of interest relating to the terms under our advisory agreement and under our charter, which could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate our advisory agreement under certain circumstances.
Under our advisory agreement, our advisor or its affiliates will be entitled to certain payments that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor is entitled to receive substantial minimum compensation and reimbursements, including in the form of personnel reimbursements, regardless of performance, our advisor’s interests may not be wholly aligned with those of our stockholders. In addition, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to receive certain fees as well as certain special distributions on our A Shares, including distributions on account of  “excess cash” and “remaining liquidation cash.” Under the advisory agreement, these amounts are deferred until certain performance thresholds are met. As a result of these subordinated payments, our advisor may engage in more speculative transactions on our behalf, which could result in greater losses than a more conservative investment approach.
The advisory agreement with our advisor was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
The advisory agreement was negotiated between related parties. Consequently, its terms, including fees payable to our advisor, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under the agreement because of our desire to maintain our ongoing relationship with our advisor and its affiliates. Any such decision, however, may breach our fiduciary obligations to our stockholders. However, any recovery against our board of directors may be limited by the terms of our charter.
Our advisor’s liability will be limited under the advisory agreement, and we have agreed to indemnify our advisor against certain liabilities, which may lead our advisor to act in a riskier manner on our behalf than it would when acting for its own account.
Under the advisory agreement, our advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our board in following or declining to follow our advisor’s advice or recommendations. Our advisor maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the advisory agreement, our advisor, its officers, members and personnel, and any person controlling or controlled by our advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the advisory agreement, except those resulting from acts constituting negligence or misconduct. In addition, we have agreed to indemnify our advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the advisory agreement, except where attributable to negligence or misconduct. These protections may lead our advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our advisor and our property manager are affiliates, which might cause our advisor to decline to pursue certain property investments.
The relationship between our advisor and our property manager may cause our advisor to decline to select a property for acquisition where there is a long-term management contract in place because our property manager would not be able to win the contract. Accordingly, our advisor may turn down certain investments even if the property would otherwise be an attractive investment for investors.

General Risks Related to Investments in Real Estate
Economic, market and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our properties.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:
•
changes in general or local economic conditions;

•
changes in the supply of or demand for similar or competing properties in an area;

•
changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•
changes in tax, real estate, environmental and zoning laws; and

•
periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in the value of our potential properties, which would have an adverse effect on our operations, on our ability to pay distributions to you and on the value of your investment.
The outbreak of the novel coronavirus (COVID-19) has significantly impacted our occupancy rates and RevPar.
Our business has been adversely affected by the impact of, and the public perception of a risk of, a pandemic disease. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which has subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in affected regions. As discussed further below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as we are recording significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. A continued outbreak of the virus in the U.S. would likely further reduce travel and demand at our hotels. A prolonged occurrence of the virus may result in health or other government authorities imposing restrictions on travel or other market impacts. The hotel industry and our portfolio are already experiencing the postponement or cancellation of business conferences and similar events. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our hotels are located, may adversely affect us by reducing demand for our hotels. Currently, no vaccines have been developed, and there can be no assurance that an effective vaccine can be discovered in time to protect against a potential pandemic. Any of these events could result in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our properties, which could adversely affect our financial condition and ability to make distributions to you.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may be required to indemnify the purchasers of our investments.
In connection with the disposition of a property from our portfolio, we may be required to make representations about our assets typical of those made in connection with the sale of any property. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, incorrect, or misleading. These arrangements may result in contingent liabilities, which might ultimately have to be funded by us out of assets other than the net proceeds made available from such disposition.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
The value of a property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on your investment.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to you. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions can be more complex than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

We may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so, limiting our ability to pay cash distributions to our stockholders.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments in us. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income and the return on your investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that hotel property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, or any line of credit we may obtain, we do not expect to have any sources of funding specifically designated for funding repairs or reconstruction of any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to you.
We may be subject to contingent or unknown liabilities related to properties that we may acquire for which we may have limited or no recourse against the sellers.
The properties that we may acquire may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, claims of guests, vendors or other persons dealing with the properties prior to the acquisition of such property and tax liabilities. Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquire such properties for these liabilities. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability. As a result, if a liability were asserted against us based on ownership of any such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.
Actions of joint venture partners could reduce the returns on our joint venture investments and decrease your overall return.
We have entered into the joint venture and may enter into additional joint ventures to acquire or improve properties with some of the proceeds of our offering. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example, the following risks:

•
that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;

•
that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are, or that become, inconsistent with our business interests or goals; or

•
that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of your investment.
Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over such joint venture. In addition, to the extent our participation represents a minority interest, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Our advisor faces conflicts of interest relating to joint ventures with its affiliates, which could result in a disproportionate benefit to the other venture partners at our expense.
We have entered into the joint venture and may enter into additional joint ventures with our sponsor or with other programs sponsored by affiliates of our advisor for the acquisition of hotel properties. Our sponsor or advisor may face a conflict in structuring the terms of the relationship between our interests and the interests of the co-venturer. Since our sponsor and advisor will control both the co-venturer and, to a large extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. This may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to such joint venture that exceed the percentage of our investment in the joint venture.
Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to you.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.
Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal.
Our hotel properties’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to you.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent our property manager from operating such properties. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Further, compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to you. We generally will obtain a Phase I environmental assessment for each property we intend to acquire. However, in certain circumstances, we may purchase a property without obtaining such assessment if our advisor determined it is not warranted, specifically in circumstances where our advisor determines to rely upon an assessment certified by, sought and secured by the sellers of the property. A Phase I environmental assessment or site assessment is an initial environmental investigation to identify potential liabilities associated with the current and past uses of a given property. In addition, we will attempt to obtain a representation from the seller that, to its knowledge, the property is not contaminated with hazardous materials.
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the investment opportunity and whether we will have a Phase II environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (i) the types of operations conducted on the property and surrounding property, (ii) the time, duration and materials used during such operations, (iii) the waste handling practices of any tenants or property owners, (iv) the potential for hazardous substances to be released into the environment, (v) any history of environmental law violations on the subject property and surrounding property, (vi) any documented environmental releases, (vii) any observations from the consultant that conducted the Phase I environmental site assessment, and (viii) whether any party (i.e., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We may face risks relating to asbestos.
Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials, or ACMs, when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. ACMs may have been used in the construction of a number of the properties that we may acquire. We will implement an operations and maintenance program at each of the properties at which we discover ACMs, if any. We can provide no assurance that we will not incur any material liabilities as a result of the presence of ACMs at our properties.
We may face risks relating to lead paint.
Some of the properties we may acquire may have lead paint, and we may have to implement an operations and maintenance program at such properties. We can provide no assurance that we will not incur any material liabilities as a result of the presence of lead paint at our properties.

We may face risks relating to chemical vapors and subsurface contamination.
We are also aware that environmental agencies and third parties have, in the case of certain properties with on-site or nearby contamination, asserted claims for remediation, property damage or personal injury based on the alleged actual or potential intrusion into buildings of chemical vapors (e.g., radon) or volatile organic compounds from soils or groundwater underlying or in the vicinity of those buildings or on nearby properties. We can provide no assurance that we will not acquire properties exposing us to such liabilities or that we will not incur any material liabilities as a result of vapor intrusion at our properties.
We may face risks relating to mold growth.
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. We will establish procedures for promptly addressing and remediating mold or excessive moisture when we become aware of its presence regardless of whether we believe a health risk is present. However, we can provide no assurance that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our hotel properties, we could be required to undertake a costly remediation program to contain or remove the mold from the affected hotel and could be exposed to other liabilities that may exceed any applicable insurance coverage, which may materially affect our business, assets, or results of operations and, consequently, amounts available for distribution to stockholders.
Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to you.
A concentration of our investments in the hospitality sector or a particular state or region may leave our profitability vulnerable to a downturn or slowdown in the sector or state or region.
Our investments are concentrated in the hospitality sector. As a result, we are subject to risks inherent in investments in a single type of property. For example, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the hospitality sector could be more pronounced than if we had more fully diversified our investments. We could be subject to increased exposure from economic and other competitive factors should a concentration of assets be held within any particular geographic area. To the extent general economic conditions worsen in one or more of these markets, or if any of these areas experience a natural disaster, the value of our portfolio and our market rental rates could be adversely affected. As a result, our results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our stockholders, and our ability to satisfy our debt obligations could be materially adversely affected.
To the extent we engage in a strategy for acquiring value-enhancement hotel properties, such a strategy involves greater risks than more conservative investment strategies.
If we execute a “value-enhancement” strategy whereby we seek to acquire hotel properties that offer a high current yield and/or are underperforming assets with the potential to increase in value through a market-based recovery, brand repositioning, investments in capital improvements, revenue enhancements, operational improvements and expense inefficiencies, such a strategy involves greater risks than more conservative investment strategies. The risks related to these value-enhancement investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, the additional capital needed to execute our modest value-add program, including possible borrowings or raising additional equity necessary to fund such costs, and ultimately that the repositioning process may not result in the higher profits anticipated. In addition, our value-enhancement properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of any value-enhancement hotel properties we acquire, and as a result, our ability to make distributions to our stockholders could be adversely affected.
Acquiring properties from distressed sellers involves a higher risk of loss than would a strategy of investing in other properties.
We may opportunistically acquire hotel properties from distressed sellers. Traditional performance metrics of real estate assets may not be meaningful for opportunistic real estate. Non-stabilized properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Further, an appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market average daily rates and timing of occupancy stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.
Risks Related to Hotel Investments
As a REIT, we cannot directly operate our hotel properties, and expect to rely principally on our property manager to operate our hotel properties.
Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own the hotel properties will lease the hotel properties to one or more TRSs, which will enter into property management agreements with a hotel property manager, generally expected to be one or more entities affiliated with our advisor. These affiliated property management companies may include TPG Hotels & Resorts, Inc., an affiliate of our sponsor and advisor, and TPG’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates and/or designees of TPG. We refer to TPG and such other affiliates and/or designees collectively as our property manager. Our property manager will operate and manage our hotel properties. The TRSs will enter into any franchise agreements to brand our hotels. We cannot assure you that our property manager or any other third-party hotel property manager we retain will manage our properties in a manner that is consistent with its obligations under its property management agreements with our TRSs or our TRSs’ obligations under hotel franchise agreements, that the property manager will not be negligent in its performance or engage in other criminal or fraudulent activity, or that the property manager will not otherwise default on its management obligations. We will not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel property (for example, setting room rates). Thus, even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, or RevPAR, and average daily rates, or ADR, we may not be able to make the property manager change its method of operating our hotel properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our property manager to operate our hotel properties successfully, and its failure to do so could adversely impact our ability to service debt and to make distributions to our stockholders.
Our leases with TRSs will subject us to the risk of increased hotel operating expenses.
Our TRSs will be required to pay us rent based in part on revenues from our hotel properties and, therefore, subject us to the risk of increased hotel operating expenses. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect the ability of our TRSs to pay us rent due under leases, including, but not limited to, increases in:
•
wage and benefit costs;

•
repair and maintenance costs;

•
energy costs;

•
property taxes;

•
fee increases required by hotel brand franchisors;

•
insurance costs; and

•
other operating expenses.

Increases in these operating expenses can have a significant adverse impact on our financial condition, results of operations and our ability to make distributions to our stockholders.
Unanticipated expenses and insufficient demand for hotel properties in new geographic markets could adversely affect our profitability and our ability to make distributions to our stockholders.
As part of our business strategy, we may acquire hotel properties in geographic areas in which our property manager may have little or no operating experience or in which potential customers may not be familiar with the brand of the particular hotel. As a result, we may incur costs relating to the operation and promotion of such hotel properties that are substantially greater than those incurred in other areas. These hotel properties may attract fewer customers than other hotel properties we may acquire, and at the same time, we may incur substantial additional costs with such hotel properties. As a result, the results of operations at any hotel properties we may acquire that are in unfamiliar markets or that may not have familiar brands in the market may be less than those of other hotel properties we may acquire. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our financial condition and results of operations.
We are subject to general risks associated with operating hotel properties.
We intend to acquire hotel properties, which have different economic characteristics than many other real estate assets, and a hotel REIT is structured differently than many other types of REITs. A typical office property, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Our TRSs will engage our property manager or third-party hotel property managers, pursuant to property management agreements, and will pay such property managers a fee for managing the hotel. Our TRSs generally will receive all of the operating profit or losses at such hotel properties after payment of our property manager’s fee and reimbursement of expenses. Moreover, virtually all hotel guests typically stay at a hotel for only a few nights, which causes the room rate and occupancy levels at hotel properties to change every day, and which results in earnings that can be highly volatile.
In addition, our hotel properties (and the hotel properties underlying any real estate-related investments we acquire) will be subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:
•
adverse effects of the novel strain of coronavirus (COVID-19), including a potential general reduction in business and personal travel and potential travel restrictions in regions where our hotels are located;

•
competition from other hotel properties in the relevant markets;

•
over-building of hotel properties in markets in which our hotels are located, which results in increased supply and adversely affects occupancy and revenues at our hotel properties;

•
dependence on business and commercial travelers and tourism;

•
increases in operating costs due to inflation, increased energy costs and other factors that may not be offset by increased room rates;

•
increases in assessed property taxes from changes in valuation or real estate tax rates;

•
increases in the cost of property insurance;

•
changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu, SARS, zika virus, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions, and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•
adverse effects of international, national, regional and local economic and market conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•
adverse effects of a downturn in the hotel or tourism industries; and

•
risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.

These factors could adversely affect the net operating profits of our TRSs, which in turn would adversely affect our financial condition, results of operations, the value of our securities, and our ability to make distributions to our stockholders.
The hotel industry is seasonal, which will affect our results of operations from quarter to quarter.
The hotel industry is seasonal in nature. This seasonality can result in quarterly fluctuations in our financial condition and operating results, including the amount available for distributions on our shares. Our quarterly operating results may be adversely affected by factors outside of our control, including weather conditions and poor economic factors in certain markets in which we operate. Our cash flows may not be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to reduce distributions or enter into short-term borrowings in some quarterly periods in order to make distributions to our stockholders.
The cyclical nature of the hotel industry may result in fluctuations in our operating performance, which could have a material adverse effect on our business and operating results.
The hotel industry historically has been highly cyclical in nature. Fluctuations in hotel demand and, therefore, hotel operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the hotel industry’s performance, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. An adverse change in hotel fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material adverse effect on our business and operating results.
Many of our real estate-related costs are fixed, and will not decrease even if revenues from our hotel properties decrease.
Many costs, such as real estate taxes, insurance premiums and maintenance costs, generally are not reduced when a hotel is not fully occupied, room rates decrease or other circumstances cause a reduction in revenues. In addition, newly acquired or renovated hotel properties may not produce the revenues we anticipate immediately, or at all, and the hotel’s operating cash flow may be insufficient to pay the operating expenses and debt service associated with such new hotel property. If we are unable to offset real estate costs with sufficient revenues across our portfolio, our operating results and our ability to make distributions to our stockholders may be adversely affected.
The popularity of booking hotels through internet travel intermediaries may adversely affect our profitability.
The increasing use of internet travel intermediaries by consumers may cause fluctuations in operating performance during the year and otherwise adversely affect our profitability and cash flows. Our property manager will rely upon internet travel intermediaries such as Travelocity.com, Expedia.com and Priceline.com to generate demand for our hotel properties. As internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our property manager. Moreover, some of these internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to hotel franchise brands. If the amount of sales made through internet intermediaries increases significantly and results in a decrease in consumer loyalty to the brands under which our hotel properties are franchised, our room revenues may be lower than expected, and our profitability may be adversely affected.
Our revenues and profitability may be adversely affected by increased use of business-related technology, which may reduce the need for business-related travel.
The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, hotel room demand and our revenues, profitability and ability to make distributions to our stockholders may be adversely affected.
Future terrorist attacks or changes in terror alert levels could materially and adversely affect our business.
Terrorist attacks have adversely affected the U.S. travel market and hospitality industries since 2001, often disproportionately to the effect on the overall economy. The extent of the impact that actual or threatened terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined, but any such attacks or the threat of such attacks could have a material adverse effect on travel and hotel demand, our ability to finance our business and our ability to insure our hotel properties. Any of these events could materially and adversely affect our business, our operating results and our prospects.
We compete with other hotels for guests, which could adversely affect the occupancy levels and rental revenues at our properties.
The hotel industry is highly competitive. Our hotel properties will compete on the basis of location, room rates, quality, range of services, brand affiliation, and reservation systems, among many other factors. New hotel properties may be constructed, which results in new competitors in a market, in some cases without corresponding increases in demand for hotel rooms. We expect to face competition from many sources. We will face competition from other hotel properties both in the immediate vicinity and the geographic market where our hotel properties will be located. Over-building of hotel properties in the markets in which we operate may increase the number of rooms available and may decrease occupancy and room rates, which would adversely affect our operations.
We will also compete with alternative lodging products for guests. Certain companies, including AIRBNB, homeaway.com and VRBO.com offer vacation and overnight lodging to the public. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our profitability and impede our growth.
We will face competition that could limit our ability to acquire additional investments or dispose of properties, which could adversely affect our profitability and impede our growth.
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

Failure to maintain franchise licenses could decrease our revenues.
The inability to maintain franchise licenses could decrease our revenues. Maintenance of franchise licenses for our hotel properties is subject to maintaining our franchisors’ operating standards and other terms and conditions. Franchisors periodically inspect hotel properties to ensure that such hotel properties are maintained in accordance with their standards. Failure to maintain our hotel properties in accordance with these standards or comply with other terms and conditions of the applicable franchise agreement could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination fee. As a condition to the maintenance of a franchise license, our franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.
If our franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel property without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel property because of the loss associated with the brand recognition and/or the marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotel properties could materially and adversely affect our results of operations, financial condition and our cash flows, including our ability to service debt and make distributions to our stockholders.
We are subject to risks associated with the employment of hotel personnel, particularly with respect to hotels that employ unionized labor.
Our property managers will be responsible for hiring and maintaining the labor force at each of our hotel properties. Although we will not directly employ or manage employees at our hotel properties, we still will be subject to many of the costs and risks generally associated with the hotel labor force, particularly with respect to hotel properties with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these disputes.
Risks Associated with Real Estate-Related Assets
The real estate-related assets in which we may invest may involve greater risks of loss than senior loans secured by the same properties.
We may invest in real estate-related assets that take the form of first or second mortgages, B-Notes, mezzanine loans secured by a pledge of the ownership interests of the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property, or preferred equity interests in an entity that owns (directly or indirectly) the underlying real estate. Our acquisition of these types of assets will be with the intent of acquiring the underlying real estate. Such investment opportunities may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may be or become unsecured or undersecured as a result of foreclosure by a lender with a higher priority in the capital structure. If the entity owning the property becomes a debtor in a bankruptcy case, we may not be able to realize on our strategy of acquiring the underlying real estate, in which case the value of our investment would be limited to the amount realizable on the value of our investment. In that case, we may not have full recourse to the underlying assets of such entity, or the assets of the entity may not be sufficient to satisfy our debt or to allow us to realize a return of or on our preferred equity investment. If an entity defaults on our debt or debt senior to our position, or if the property holding entity becomes a debtor in a bankruptcy proceeding, our debt or preferred equity will be satisfied only after the debt more senior to ours, if any. As a result, we may not recover some or all of our investment.

We may acquire secured debt or preferred equity with the intent to own and may experience significant costs and delays in acquiring the underlying property.
We may acquire outstanding debt secured by a hotel property or by interests in an entity owning a hotel property, or a preferred equity position in the capital structure relating to such a property, from lenders and investors if we believe we can ultimately foreclose or otherwise acquire ownership of the underlying property in the near-term through foreclosure, deed-in-lieu of foreclosure, or other means. However, if we do acquire such debt or equity position, borrowers or upper tier equity holders may seek to assert various defenses to our foreclosure or other actions and we may not be successful in acquiring the underlying property on a timely basis, or at all, in which event we could incur significant costs and experience significant delays in acquiring such properties, all of which could adversely affect our financial performance and reduce our expected returns from such investments. In addition, we may not earn a current return on such investments. This particularly holds true if the loan that we acquire, or the loan in the structure in which we acquire the preferred equity interest, is in default. Such investments may be further subject to regulatory constraints.
Any distressed investments we make, or investments that later become non-performing, may subject us to losses and other risks relating to bankruptcy proceedings, which could materially and adversely affect us.
We may make distressed investments (e.g., investments in defaulted, out-of-favor or distressed bank loans) in an attempt to acquire the real estate underlying such investments. Some of our investments may be secured by properties that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. Investment in the loans of financially or operationally troubled borrowers involves a high degree of credit risk.
In certain limited cases (e.g., in connection with a workout, restructuring or foreclosure proceeding involving one or more of our investments), the success of our investment strategies with respect thereto will depend, in part, on our ability to acquire loan modifications. These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative proceedings.
In such cases, there is a possibility that we may incur substantial or total losses on our investments and, in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we hold, may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws. Any of the foregoing results could materially and adversely affect us.
The value of the real estate securities that we may invest in may be volatile.
The value of real estate securities, including those of REITs, fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and then can affect a single issuer, multiple issuers within the same industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the capital structure and amount of cash flow generated by the REIT.
We expect a portion of our portfolio of real estate-related assets to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
We may purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirement of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.
Interest rate and related risks may cause the value of our real estate-related assets to be reduced.
We will be subject to interest rate risk with respect to any investments in fixed income securities, such as preferred equity and debt securities, and to a lesser extent distribution paying A Shares. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline, and vice versa.
During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call risk or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred equity and debt securities frequently have call features that allow the issuer to redeem the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of any real estate-related securities investments we acquire.
Our investments in real estate-related assets will be subject to the risks related to the underlying real estate.
Real estate loans secured by properties are subject to the risks related to underlying real estate. The ability of a borrower to repay a loan secured by a property typically is dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Any default on the loan could result in our acquiring ownership of the property, and we would bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. In addition, foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed loan.
We will not know whether the values of the properties ultimately securing any loans we acquire will remain at the levels existing on the dates we acquire those loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments.
If we liquidate prior to the maturity of our real estate-related assets, we may be forced to sell those investments on unfavorable terms or at a loss.
Our board of directors may choose to liquidate our assets, including our real estate-related assets. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we likely would sell such loans at a discount to their stated principal values.
Risks Associated with Debt Financing
We may incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of your investment.
We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
There is no limitation on the amount we may borrow against any single improved property. Our charter provides that the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (total assets (other than intangibles) at cost, before deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities) as of the date of any borrowing (which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines, absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments.
Notwithstanding this 75% leverage limitation, we intend to target the greater of 50% loan-to-value or loan-to-cost. However, during the initial stages of our offering, our leverage ratio could exceed our target leverage ratio. We may exceed our leverage limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with justification for exceeding such limit. However, this charter limitation does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 75% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our offering we will seek such independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have raised equity capital and repaid a portion of our initial leverage. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace our advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.
Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investments.
We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% Gross Income Test or the 95% Gross Income Test. Finally, while we have not experienced negative interest rates in the United States, some central banks in Europe and Asia have cut interest rates below zero, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. Because of the novelty that negative interest rates would present, it is possible that such rates would adversely affect the functionality of our interest rate risk management and other models. This could lead to disruptions in our hedging and other risk management programs, result in significant fair value losses on the derivatives we use to manage interest rate risk, reduce our net interest income, increase our operational risk, and have other unforeseen consequences.
Interest-only and adjustable rate indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

Finally, if the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of your investment.
Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our total “net assets” (as defined in our charter in accordance with the NASAA REIT Guidelines), which is generally expected to approximate 75% of the aggregate cost of our investments, however, we intend to target a leverage ratio of 50%. During the initial stages of our offering, our leverage ratio could exceed our target leverage ratio. Further, we can incur financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may impact our variable rate debt and adversely affect our ability to manage and hedge our debt.
LIBOR and other indices are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as it’s based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate, or SOFR, published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our variable rate debt will transition away from LIBOR at the same time, and it is possible that not all of our variable rate debt will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. If LIBOR ceases to exist, we may need to renegotiate with borrowers and financing institutions that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential effect of any such event on our cost of capital and interest income cannot yet be determined.

U.S. Federal Income Tax Risks
Failure to qualify and maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.
We have elected to be taxed as a real estate investment trust, or a REIT, beginning with our taxable year ended December 31, 2018. In order for us to maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations that may depend on various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, or the IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Morris, Manning & Martin LLP has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we will be owned, invest in assets, and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions, and satisfaction of the various tests imposed by the Code, the requirements to be taxed as a REIT under the Code and Treasury Regulations. Morris, Manning & Martin LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, any legal opinion from Morris, Manning & Martin LLP represents that firm’s legal judgment based on the law in effect as of the date of the filing of such opinion with a registration statement for our offering or any future public offering in which we elect to engage. Morris, Manning & Martin LLP’s opinion is not binding on the IRS or the courts, and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial, or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
To qualify and maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and which could result in our inability to acquire assets.
To obtain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will have to pay tax on those amounts at regular corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of   (a) 85% of our ordinary income for that year, (b) 95% of our capital gain net income for that year, and (c) any undistributed taxable income from prior periods, we would have to pay a 4% nondeductible excise tax on the excess of the required distribution over the sum of  (a) the amounts that we actually distributed and (b) the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.
You may have current tax liability on distributions you elect to reinvest in our K-I Shares, K Shares and K-T Shares but would not receive cash from such distributions, and therefore you would need to use funds from another source to pay such tax liability.
If you participate in our DRIP, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in K-I Shares, K Shares and K-T Shares, as applicable, to the extent the amount reinvested is properly treated as being paid out of  “earnings and profits”. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the distributions reinvested in our common stock.
Certain of our business activities potentially may be subject to the prohibited transactions tax, which could reduce the return on your investment.
If we dispose of a property (other than foreclosure property) during the first few years following its acquisition, such property may be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business, which would subject us to a 100% tax on any gain recognized on the sale under applicable provisions of the Code related to “prohibited transactions,” unless certain safe harbor requirements are satisfied. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Any losses we incur on such prohibited transactions may not be used to offset gains from prohibited transactions. Any taxes we pay would reduce our cash available for distribution to you. Our concern over paying the prohibited transactions tax may cause us to forego disposition opportunities that would otherwise be advantageous if we were not a REIT.
Distributions payable by REITs generally are subject to a higher tax rate than regular corporate dividends under current law.
The maximum U.S. federal income tax rate for “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (however, distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary), which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income under the current tax laws that will expire if not extended at the end of 2025). Although the reduced rate for “qualified dividends” does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends.
In certain circumstances, we may be subject to U.S. federal, state and local income taxes as a REIT, which would reduce our cash available for distribution to you.
Even if we maintain our status as a REIT, we may be subject to U.S. federal, state, and local income taxes. For example, as noted above, net income from the sale of properties that are inventory or held primarily for sale to customers in the ordinary course of a trade or business will be subject to a 100% tax, absent the satisfaction of certain safe harbor requirements. Furthermore, and as also noted above, we may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of properties and pay income tax directly on such income. In that event, our stockholders would receive a credit for the tax we paid. That is, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as IRAs, charities, or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. Further, a 100% excise tax would be imposed on certain transactions between us and any potential TRSs that are not conducted on an arm’s-length basis. We also may be subject to state and local taxes on our income or property, either directly or at the level of the other companies through which we indirectly own our assets. Any taxes we pay would reduce our cash available for distribution to you.
Our TRSs will be subject to corporate-level taxes, and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own the stock of one or more subsidiaries it, together with such subsidiaries, elects to treat as TRSs. Our TRSs will be subject to U.S. federal, state, and local income tax on their taxable income.

The after-tax net income of our TRSs would be available for distribution to us. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. A REIT cannot earn qualifying income from the operation of a hotel, motel or similar property, but can earn qualifying rental income if it leases a “qualified lodging facility” to a TRS, which then retains an “eligible independent contractor” to operate the facility. We may use our TRSs generally for other activities as well, such as to hold properties for sale in the ordinary course of a trade or business or to hold assets to conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local, and foreign income tax on its taxable income, including corporate income tax on the TRS’s income, and is, as a result, less tax efficient than with respect to income we earn directly. In addition, the rules, which are applicable to us as a REIT, as described in the immediately preceding risk factor, also impose a 100% excise tax on certain transactions between us and any of our TRSs if such transactions are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRSs exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRSs would be conducted on an arm’s-length basis, and therefore, any amounts paid by our TRSs to us would not be subject to the excise tax, no assurance can be given that the IRS would not disagree with such conclusion and levy an excise tax on such transactions.
If our leases to our TRSs are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for rent paid to us by our TRSs to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT, which would materially adversely impact the value of an investment in our securities and in our ability to pay distributions to you.
If our hotel properties are not “qualified lodging facilities” or our “qualified lodging facilities” are not properly leased to a TRS or the managers of such “qualified lodging facilities” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, we cannot earn qualifying income from the operation of any hotel facilities and can only indirectly earn qualifying income from “qualified lodging facilities” on an after-tax basis through leases of such properties to one or more TRSs. A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs; however, there are exceptions to this related party tenant rule for certain leases of  “qualified lodging facilities” to TRSs. The rent we receive from a TRS that leases “qualified lodging facilities” from us will not be disqualified as qualifying “rents from real property” if the TRS retains an independent management company that qualifies as an “eligible independent contractor” under the Code to operate and manage the hotel property.
An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified lodging facility,” is actively engaged in the trade or business of operating “qualified lodging facilities” for any person not related, as defined in the Code, to us or the TRS. Among other requirements, in order to qualify as an independent contractor, a manager must not own, directly or by applying certain ownership attribution provisions of the Code, more than 35% of our outstanding shares of stock, and no person or group of persons can own more than 35% of our outstanding shares and 35% of the ownership interests of the manager (with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests count towards the 35% test). We anticipate that substantially all of our management contracts will be with management companies affiliated with our sponsor and advisor. The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the permitted levels of ownership of our stock attributable to our property managers and their owners will not be exceeded. If that occurs, then our property management companies would not be “eligible independent contractors,” and the rents we receive from our TRSs would fail to qualify for the gross income tests, which could result in our failing to qualify as a REIT. Failure to qualify as a REIT would materially adversely impact the value of an investment in our securities and in our ability to pay distributions to you.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify and maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, TRSs, qualified REIT subsidiaries, and qualified real estate assets) generally cannot include more than 10% of the outstanding securities by vote or value of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, TRSs, qualified REIT subsidiaries, and qualified real estate assets) of any one issuer, and no more than 20% of the value of our total assets for tax years can be represented by securities of one or more TRSs. In addition, not more than 25% of our assets may consist of debt instruments issued by publicly offered REITs that qualify as “real estate assets” only because of the express inclusion of   “debt instruments issued by publicly offered REITs” in the definition of   “real estate assets.” If we fail to comply with these requirements at the end of any calendar quarter other than our first REIT calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to you.
We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, could lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year in the event we cannot make a sufficient deficiency distribution.
Legislative or regulatory action could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of the Company.
We urge you to consult with your own tax advisor with respect to the status of any legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
If our operating partnership is classified as a “publicly traded partnership” under the Code, its income may be subject to taxation, which would reduce the cash available for distribution to you and likely result in a loss of our REIT status.
We intend to maintain the status of the operating partnership as a partnership, and not as an association or a publicly traded partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
Foreign purchasers of our K-I Shares, K Shares and K-T Shares may be subject to FIRPTA tax upon the sale of their shares or upon the payment of a capital gain dividend, which would reduce any gains they would otherwise have on their investment in our shares.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, which is frequently referred to as FIRPTA, on the gain recognized on the disposition. The FIRPTA tax does not apply, however, to certain non-U.S. pension plans or to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless one or more classes of our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of that class of shares.
A foreign investor also may be subject to FIRPTA tax upon the payment of any dividend by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests, subject to a similar exception for less than 10% holders of a class of shares traded on an established securities market. We encourage you to consult your own tax advisor to determine the tax consequences applicable to you if you are a foreign investor.
Retirement Plan Risks
If our assets are deemed to be ERISA plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of

ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Code on your investment and our performance.
The SEC standard of conduct for investment professionals could impact our ability to raise additional capital.
On June 5, 2019, the SEC adopted “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that includes: (i) the requirement that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) interpretative guidance that establishes a federal fiduciary standard for investment advisers.
Regulation Best Interest is complex and therefore provides a transition period until June 30, 2020 to give firms sufficient time to come into compliance. You are urged to consult with your own advisors regarding the impact that Regulation Best Interest may have on purchasing and holding interests in our company. Regulation Best Interest or any other legislation or regulations that may be introduced or become law in the future could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
Item 1B.
Unresolved Staff Comments

We have no unresolved staff comments.
Item 2.
Properties

Our principal executive offices are located at 1140 Reservoir Avenue, Cranston, Rhode Island, 02920. We do not have an address separate from our Sponsor and PHA.
As of December 31, 2019, we owned interests in three select-service hotel properties located in three states with a total of 346 rooms. For more information on our hotel properties, see Item 1, “Business — Real Estate Portfolio” of this Annual Report.
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

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
As of March 26, 2020, we had approximately 4,643,336 shares of common stock outstanding held by a total of approximately 841 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons that participated in our public offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, PHA will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated NAV per share of  $10.00 per each of the K Shares, K-I Shares and K-T Shares as of March 31, 2019 (the “NAV Pricing Date”).
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
The latest estimated NAV per shares were published before the COVID-19 pandemic, and may differ significantly from our actual estimated NAV per share until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated NAV per share, as determined by the board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares. We expect to release updated estimated NAV per shares calculated as of March 31, 2020, which may be lower than the current estimated NAV per shares.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated NAV per share of each of our share classes, see the prospectus contained in our Registration Statement on Form S-11 (File No. 333-217578), as may be amended or supplemented from time to time.
Distribution Information
We elected to qualify as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018. To qualify as a REIT, we are required to distribute 90% of our annual taxable income, determined without regard to the dividends-paid deduction and by excluding net capital gains, to our stockholders. Generally, distributions that our stockholders receive will be taxed as ordinary income to the extent they are from current or accumulated earnings and profits. To the extent that we pay distributions, and such distributions exceed our current and accumulated earnings and profits, such excess distributions will be treated first as a return of capital to the extent of a stockholder’s tax basis in his or her shares and then as capital gain. Our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings. We have not established a minimum distribution level.
We authorized payment of distributions to the holders of K Shares based on daily record dates for each day during the period commencing July 1, 2017 through December 31, 2019 and to the holders of K-I Shares and K-T Shares commencing October 1, 2018 through December 31, 2019. The distributions were calculated at a rate of  $0.00016438356 per K Share, K-I Share and K-T Share per day, which if paid each day over a 365-day period is equivalent to a 6.00% annualized distribution rate based on a distribution rate of  $10.00 per share of K Shares, $10.00 per share of K-I Shares and $10.00 per share of K-T Shares. There were no distributions accrued or paid for Class A common stock as of December 31, 2019.
Quarter Ended	Date Paid	Cash Distribution	Distribution Paid Pursuant to DRIP	Total Amount of Distribution
December 31, 2018	January 31, 2019	$193,802	$1,176	$194,978
March 31, 2019	May 1, 2019	224,012	6,074	230,086
June 30, 2019	August 2, 2019	277,869	17,374	295,243
September 30, 2019	November 1, 2019	347,007	36,703	383,710
Total		$1,042,690	$61,327	$1,104,017
December 31, 2017	February 9, 2018	$61,071	$—	$61,071
March 31, 2018	May 29, 2018	102,690	—	102,690
June 30, 2018	August 23, 2018	147,590	—	147,590
September 30, 2018	October 25, 2018	183,082	—	183,082
Total		$494,433	$—	$494,433
For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”
As a result of the potential impact of the novel coronavirus (COVID-19) on our business, we expect that the board of directors will reconsider our current distribution policy and may take further action with respect to distributions of our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We intend to pay quarterly distributions with respect to the quarter ended March 31, 2020 with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accrue pursuant to our charter.
Use of Proceeds
From the commencement of the Public Offering through December 31, 2019, we sold 1,448,797 K Shares at a weighted average price of  $9.99 per share for gross proceeds of  $14,470,247, 488,277 K-I Shares at a weighted average price of  $9.30 per share for gross proceeds of  $4,543,206, 45,540 K-T Shares at a weighted average price of  $10.00 per share for gross proceeds of  $455,400, for total gross proceeds of $19,468,853 in the Public Offering. During the same period, pursuant to the DRIP, we issued 2,958 K Shares to investors at a weighted average price of  $9.50 per K Share for aggregate proceeds of  $28,102, 3,431 K-I Shares at a weighted average price of  $9.50 per K-I Share for aggregate proceeds of  $32,596 and 66 K-T Shares at a weighted average price of  $9.50 per K-T Share for aggregate proceeds of  $630.
From commencement of the Public Offering through December 31, 2019, we had incurred $1,589,880 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid for with proceeds from the issuance of A Shares to THR.
From inception through December 31, 2019, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:
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
From inception through December 31, 2019, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:
Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$1,589,880	Actual
Other organization and offering costs	1,668,148	Actual
Total	$3,258,028
The amounts above were charged against additional paid in capital on the balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.
As of December 31, 2019, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $31,902,695.
Subsequent to December 31, 2019 and through March 26, 2020, we sold approximately 617,467 K Shares at a weighted average price of  $9.95 per share for gross proceeds of  $6,141,798, approximately 137,312 K-I Shares at a weighted average price of  $9.30 per share for gross proceeds of  $1,277,000, and approximately 2,000 K-T Shares at a weighted average price of  $10.00 per share for gross proceeds of  $20,000, for total gross proceeds of  $7,438,798 in the Public Offering. During the same period, pursuant to the DRIP, we issued 2,926 K Shares to investors at a price of  $9.50 per K Share for gross proceeds of  $27,797,

2,669 K-I Shares at a price of  $9.50 per K-I Share for gross proceeds of  $25,354 and 373 K-T Shares to investors at a price of  $9.50 per K-T Share for gross proceeds of  $3,545.
We expect to continue to use the net proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of December 31, 2019, we had an ownership interest in three hotel properties for a total purchase price of $34,575,340, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering and borrowings.
Share Repurchase Program
We have a share repurchase program that may provide an opportunity for stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. On March 20, 2020, our board of directors decided to temporarily suspend repurchases under our share repurchase program effective with repurchase requests that would otherwise be processed in April 2020 due to the negative impact of the coronavirus (COVID-19) pandemic on the Company’s portfolio to date. However, we will continue to process repurchases due to death in accordance with the terms of our share repurchase program. Refer to Note 9 — “Stockholders’ Equity” to our consolidated financial statements included in this Annual Report for a discussion of the details of our share repurchase program.
During the three months ended December 31, 2019, we fulfilled repurchase requests and repurchased K Shares pursuant to our share repurchase program as follows:
Period	Total Number of Shares Requested to be Repurchased(1)	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
October 2019	—	$—	—	(2)
November 2019	—	$10.00	4,278	(2)
December 2019	—	$—	—	(2)
	—		4,278
(1)
We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in November 2019 related to repurchase requests received during the prior quarter. There were no shares requested to be repurchased during the quarter ended December 31, 2019.

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

During the year ended December 31, 2019, we repurchased approximately $65,906 of K Shares, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2019 repurchase date. As December 31, 2019, we had no outstanding and unfulfilled repurchase requests. No K-I Shares or K-T Shares were requested to be, or were, repurchased during the year ended December 31, 2019.
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
Overview
We were formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2019, we owned an interest in three select-service hotel properties. We elected to be taxed as, and currently operate as, a REIT under the Code, commencing with our taxable year ended December 31, 2018.
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
On August 14, 2018, the SEC declared our Registration Statement on Form S-11 effective, and we commenced our Public Offering to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K Shares, at an initial offering price of  $10.00 per share, K-I Shares, at an initial offering price of  $9.50 per share, and K-T Shares, at an initial offering price of  $10.00 per share and $50,000,000 in shares of common stock pursuant to our distribution reinvestment plan, at $9.50 per K-I Share, $9.50 per K Share and $9.50 per K-T Share. On November 16, 2018, we revised the offering price per K-I Share from $9.50 to $9.30 per K-I Share, exclusive of the DRIP, which remained at $9.50 per K-I Share. Since the commencement of the Public Offering and as of December 31, 2019, we received approximately $19,530,181 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including shares issued pursuant to the DRIP. Additionally, we received $2,190,000 from the sale of A Shares to THR. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.
As of March 26, 2020, we had sold 3,328,016 K Shares, 631,699 K-I Shares, 47,989 K-T Shares and 537,410 A Shares in all our offerings for gross proceeds of  $33,066,604, $5,878,256, $479,675 and $5,374,095, respectively, and $44,798,630 in the aggregate, including 5,884 K Shares, 6,100 K-I Shares and 439 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of  $118,024.
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
S2K Financial LLC is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2019, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.
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
During the twelve months ended December 31, 2018, the twelve months ended March 31, 2019, the twelve months ended June 30, 2019, the twelve months ended September 30, 2019 and the twelve months ended December 31, 2019, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income, or Excess Amounts. We incurred operating expenses of approximately $1,241,562 and incurred an Excess Amount of approximately $1,169,242 during the twelve months ended December 31, 2018. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the twelve months ended March 31, 2019. We incurred operating expenses of approximately $1,567,373 and incurred an Excess Amount of approximately $1,143,625 during the twelve months ended June 30, 2019. We incurred operating expenses of approximately $1,529,939 and incurred an Excess Amount of approximately $760,883 during the twelve months ended September 30, 2019. We incurred operating expenses of approximately $94,280 and incurred an Excess Amount of approximately $1,445,599 during the twelve months ended December 31, 2019. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, was justified as unusual and non-recurring as we are in the early stages of raising and deploying capital.

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
Recent Developments
COVID-19 Impact
The negative impact on room demand within our portfolio stemming from the novel coronavirus (COVID-19) is significant. We experienced an initial decline in hotel revenue that began in February in a limited number of markets. However, with the increased spread of the novel coronavirus (COVID-19) across the globe, the impact has accelerated rapidly, and we are seeing a much greater effect on occupancy and RevPAR throughout our hotel portfolio. We expect the occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. While intense efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. The federal government has announced its intention to provide various forms of aid to the industries negatively affected by the virus, including the hospitality industry, but we cannot be certain that such aid will be rendered or that any amount will help mitigate the material reduction in revenue we may experience. Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the novel coronavirus (COVID-19). For some period related to a slowdown in the U.S. economy, increased labor costs, increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow. Further, the market and economic challenges associated with COVID-19 could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

Market Outlook
The hospitality industry has been severely disrupted due to travel and other policy restrictions related to the novel coronavirus (COVID-19) and as a result, our hotels have experienced steep and significant declines in occupancy. These developments have led to material and significant declines in anticipated revenue for the Company for the month of March 2020 and we expect the same to continue into at least the second quarter of 2020.
We are deeply committed to the overall health and safety of all hotel associates and guests and will continue to work closely with our management company to ensure appropriate measures are in place as the situation evolves. During periods of dramatic changes in hotel demand and travel, we will rely on our experience and the hotel brand protocols, our experienced leadership team to deploy best practices across our portfolio and take thoughtful steps to attempt to mitigate revenue declines and preserve our assets to the best extent possible. Given the size and geographic diversification of our portfolio of rooms-focused hotels, we believe that we will be well positioned to emerge from this period when the pandemic wanes in the future.
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
We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at December 31, 2019.
The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have not been assessed interest or penalties by any major tax jurisdictions. We have tax years 2016 through 2019 remaining subject to examination by various federal and state tax jurisdictions.
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
Results of Operations
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2019 and 2018. The ability to compare one period to another is significantly affected by acquisitions completed during those periods. We commenced real estate operations on March 29, 2018, in connection with our first investment, a 51% ownership interest in two select-service hotel properties, the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg, through our joint venture with PCF. We completed our second investment, a 100% fee simple interest in the Hotel Indigo Traverse City, a select-service hotel property, on August 15, 2018. As of December 31, 2019, we had not made any additional investments in hotel properties. Therefore, our results of operations for the year ended December 31, 2019 are not directly comparable to those for the year ended December 31, 2018. In general, we expect that our income and expenses related to our real estate investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I Item 1A “Risk Factors” herein, including but not limited to coronavirus (COVID-19), that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat the COVID-19 and reactions by consumers, companies, governmental entities and capital markets.
Rooms revenues
We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $15,142,022 for the year ended December 31, 2019 from $8,982,939 for the year ended December 31, 2018. The $6,159,083 increase is primarily due to the fact that we owned all three of our hotel properties during the full twelve-month period ended December 31, 2019, but owned the Springhill Suites Wilmington and Staybridge Suites St. Petersburg properties for only nine months and three days and owned the Hotel Indigo Traverse City for only four months and fifteen days during 2018.
Food and beverage revenues
Food and beverage revenues increased to $2,053,282 for the year ended December 31, 2019 from $962,471 for the year ended December 31, 2018. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $1,090,811 increase is primarily due to the fact that we owned all three of our hotel properties during the full twelve-month period ended December 31, 2019, but owned the Springhill Suites Wilmington and Staybridge Suites St. Petersburg properties for only nine months and three days and owned the Hotel Indigo Traverse City for only four months and fifteen days during 2018.
Other operating revenues
Other operating revenues increased to $438,730 for the year ended December 31, 2019 from $210,566 for the year ended December 31, 2018. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $228,164 increase is primarily due to the fact that we owned all three of our hotel properties during the full twelve-month period ended December 31, 2019, but owned the Springhill Suites Wilmington and Staybridge Suites St. Petersburg properties for only nine months and three days and owned the Hotel Indigo Traverse City for only four months and fifteen days during 2018.
Rooms expenses
Rooms expenses were $3,030,502 and $1,944,980 for the years ended December 31, 2019 and 2018, respectively. The $1,085,522 increase corresponds to an increase in rooms revenues primarily driven by the fact that we owned all three of our hotel properties during the full twelve-month period ended December 31, 2019, but owned the Springhill Suites Wilmington and Staybridge Suites St. Petersburg properties for only nine months and three days and owned the Hotel Indigo Traverse City for only four months and fifteen days during 2018. Rooms expenses are primarily driven by the corresponding revenue account and occupancy.
Food and beverage expenses
Food and beverage expenses were $1,419,678 and $646,625 for the years ended December 31, 2019 and 2018, respectively. The $773,053 increase corresponds to an increase in food and beverage revenues primarily driven by the fact that we owned all three of our hotel properties during the full twelve-month period ended December 31, 2019, but owned the Springhill Suites Wilmington and Staybridge Suites St. Petersburg properties for only nine months and three days and owned the Hotel Indigo Traverse City for only four months and fifteen days during 2018.
Other property expenses
Other property expenses were $5,508,700 and $3,279,692 for the years ended December 31, 2019 and 2018, respectively. The $2,229,008 increase corresponds to an increase in other property revenues primarily driven by the fact that we owned all three of our hotel properties during the full twelve-month period ended December 31, 2019, but owned the Springhill Suites Wilmington and Staybridge Suites St. Petersburg properties for only nine months and three days and owned the Hotel Indigo Traverse City for only four months and fifteen days during 2018.
Property management fees to affiliates
Property management fees to affiliates were $530,307 and $304,799 for the years ended December 31, 2019 and 2018, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $225,508 increase in property management fees to affiliates was primarily due to the acquisition of the Hotel Indigo Traverse City on August 15, 2018, which resulted in an increase in gross revenues.
Corporate, general and administrative expenses
Corporate, general and administrative expenses were $1,445,599 and $1,313,824 for the years ended December 31, 2019 and 2018, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. We expect that corporate general and administrative expenses will increase as we acquire additional hotel properties, but will decrease as a percentage of total revenue.

Other fees to affiliates
Other fees to affiliates were $352,288 and $724,933 for the years ended December 31, 2019 and 2018, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $352,288 for the year ended December 31, 2019 from $186,953 for the year ended December 31, 2018. The $165,335 increase in asset management fees is primarily driven by the fact that we owned all three of our hotel properties during the full twelve-month period ended December 31, 2019, but owned the Springhill Suites Wilmington and Staybridge Suites St. Petersburg properties for only nine months and three days and owned the Hotel Indigo Traverse City for only four months and fifteen days during 2018. We have deferred all payments of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. There were no acquisition fees incurred for the year ended December 31, 2019. Acquisition fees incurred for the year ended December 31, 2018 were $537,980 and related to both the purchase of a 51% interest in PCF and the acquisition of the Hotel Indigo Traverse City.
Acquisition costs
Acquisition costs include closing costs associated with the purchase of hotel properties. There were no acquisition costs for the year ended December 31, 2019. Acquisition costs of  $302,380 relating to the purchase of a 51% interest in PCF were expensed as incurred, for the year ended December 31, 2018, in accordance with Topic 810. Acquisition costs incurred as a result of the Hotel Indigo Traverse City acquisition on August 15, 2018, were capitalized in accordance with Topic 805.
Depreciation and amortization
Depreciation and amortization expenses were $2,247,028 and $1,304 207 the years ended December 31, 2019 and 2018, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.
Gain on acquisition
There were no gains on acquisitions for the year ended December 31, 2019. The $42,026 gain on acquisition for the year ended December 31, 2018, represents the gain incurred as a result of purchase of the 51% interest in PCF. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly.
Interest expense, net
Interest expense, net, was $2,187,061 and $1,424,739 for the years ended December 31, 2019 and 2018, respectively. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor. Also included in interest expense are the amortization of deferred financing costs and debt discounts. Interest expense and amortization of debt issuance cost increased primarily due to the fact that we owned all three of our hotel properties during the full twelve-month period ended December 31, 2019, but owned the Springhill Suites Wilmington and Staybridge Suites St. Petersburg properties for only nine months and three days and owned the Hotel Indigo Traverse City for only four months and fifteen days during 2018. This increase was offset by a decrease in the interest rate relating to the Hotel Indigo Traverse City mortgage note payable upon completion of the $2,744,000 loan prepayment in February 2019. The increase was additionally offset by interest income on interest-bearing cash accounts totaling $25,328 and $0 for years ended December 31, 2019 and 2018, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Unrealized loss on interest rate swap
Unrealized loss on our interest rate swap was $173,204 and $146,690 for the years ended December 31, 2019 and 2018, respectively.
Income tax benefit or expense
We had an income tax expense of $42,727 and an income tax benefit of  $22,266 for the years ended December 31, 2019 and 2018, respectively. The income tax expenses and benefits are related to taxable income at the TRSs.
Net income or loss
For the year ended December 31, 2019, we had net income of  $696,940 compared to a net loss of $1,172,601 for the year ended December 31, 2018. The increase in net income of  $1,869,541 over the comparable prior year period is due to the operations of the Hotel Indigo Traverse City and PCF for the entire year ended December 31, 2019, compared to the operations of the Hotel Indigo Traverse City for four months and fifteen days and PCF for nine months and three days during the year ended December 31, 2018. Also contributing to the increase in net income are acquisition costs and related fees that occurred in 2018.
Net income attributable to noncontrolling interest
Net income relating to noncontrolling interest for the year ended December 31, 2019, was $593,988 which reflects twelve months of ownership interest in PCF. Net income relating to noncontrolling interest for the year ended December 31, 2018 was $504,580, which reflects nine months and three days of ownership interest in PCF. This amount includes net income attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF.
Liquidity and Capital Resources
The negative impact on room demand within our portfolio stemming from the novel coronavirus (COVID-19) is significant. We experienced an initial decline in hotel revenue that began in February 2020 in our markets. However, the increased spread of COVID-19 across the globe has accelerated rapidly, and we are seeing a much greater effect on occupancy and RevPAR throughout our hotel portfolio.
While intense efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues that we are experiencing.
In anticipation of a significant strain on the hotels’ cash flows we have already implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments for a period of three to six months, and utilize provisions from the recently passed CARES Act to provide additional liquidity from federally supported loan programs.
In addition, the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We intend to pay quarterly distributions with respect to the quarter ended March 31, 2020 with operating cash flow, consistent with prior distributions.
We have also temporarily suspended repurchases under our share repurchase program effective with repurchase requests that would otherwise be processed in April 2020.
In a normal operating environment, our sources of funds are primarily the net proceeds of our Public Offering, funds equal to amounts reinvested in the DRIP, operating cash flows and borrowings. Our principal demands for funds will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to and repurchases from our stockholders. Generally, we will fund our acquisitions from the net proceeds of the Public Offering. We intend to acquire our assets with cash, including proceeds from the Public Offering, and mortgage or other debt. PHA and its affiliates have agreed to purchase A Shares in a private placement in order to provide us with funds sufficient to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.
In addition, in a normal operating environment, we expect to use debt financing as a source of capital. Our charter provides that the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in accordance with NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing, aside from utilizing funds provided by the CARES Act, and there is no assurance that such sources of financings will be available on favorable terms or at all.
We believe that cash and restricted cash on hand, cash from operations after implementing cost reduction procedures, net offering proceeds from the sale of common stock in the Public Offering and borrowings from other sources, including advances from PHA and the Company’s Sponsor, if necessary, will be sufficient to fund our operating and administrative expenses and continuing debt service obligations over the next twelve months.
Sources and Uses of Cash
Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the year ended December 31, 2019. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the years ended December 31, 2019 and 2018.
Cash Flows Provided by (Used in) Operating Activities
As of December 31, 2019, we owned an interest in three hotel properties. As of December 31, 2018, we owned an interest in two hotel properties for nine months and three days and the third property for four month and fifteen days. During the year ended December 31, 2019, net cash provided by operating activities was $3,108,133, compared to the net cash used in operating activities of  $635,424 for the year ended

December 31, 2018. Our operating cash flows during the year ended December 31, 2019 was the result of our net income, offset partially by adjustments for non-cash expenses, including depreciation and amortization; the change in fair value of the interest rate swap agreement; and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the year ended December 31, 2018 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. We expect cash used in operating activities to increase in future periods as a result of the acquisition expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Provided by (Used in) Investing Activities
Cash provided by or used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2019, net cash used in investing activities was $823,361 and was the result of capital improvements at our hotel properties. During the year ended December 31, 2018, net cash used in investing activities was $33,313,240, including $26,061,459 used for the acquisition of TCI, net of cash acquired; $6,739,673 used for the acquisition of our interest in PCF, net of cash acquired; and $512,108 used for capital improvements at our hotel properties.
Cash Flows Provided by (Used in) Financing Activities
During the year ended December 31, 2019, net cash provided by financing activities was $6,918,873. We received proceeds of  $18,724,853 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $1,459,134 for the year ended December 31, 2019. We made prepayments of  $1,744,000 on mortgage notes payable and $6,600,000 on loans from affiliates. We paid cash distributions of  $1,042,690 to stockholders with proceeds from operations. Cash flow from financing activities for the year ended December 31, 2019, also includes $894,250 of distributions to noncontrolling interest. During the year ending December 31, 2019, we repurchased $65,906 of outstanding common stock.
During the year ended December 31 2018, net cash provided by financing activities was $32,089,301, of which $10,898,960 represents proceeds received through the sale of common stock. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $753,787 for the year ended December 31, 2018. We received $17,836,000 of mortgage note proceeds relating to the Hotel Indigo Traverse City offset by a $1,000,000 prepayment of the Hotel Indigo Traverse City mortgage notes payable and $223,510 of deferred financing costs incurred as a result of the acquisition of the Hotel Indigo Traverse City. Additionally, we received $6,694,194 in proceeds from loans from affiliates, of which $6,600,000 was used to fund the Hotel Indigo Traverse City acquisition and $61,071 was used to fund distributions to stockholders. We received $750,000 in proceeds from loans from the franchisor relating to key money at the Staybridge Suites St. Petersburg. An additional $494,433 of distributions was paid to stockholders with proceeds from operations. Cash flow from financing activities for the year ended December 31, 2018, also includes $1,394,375 of distributions to noncontrolling interest. During the year ended December 31, 2018, we repurchased $190,625 of outstanding common stock.
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
Promissory Note
On August 15, 2018, in connection with the acquisition of the Hotel Indigo Traverse City, we entered into an unsecured loan with our Sponsor in the principal amount of  $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrued interest at the rate of 4.75% per annum and had a maturity date of August 16, 2019. We used proceeds from the sale of K Shares, K-I Shares and K-T Shares to prepay the Promissory Note and as of December 31, 2019, there was no remaining outstanding principal balance or interest expense due. The Promissory Note was approved by a majority of our board of directors, including a majority of our independent directors.
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
Our contractual obligations as of December 31, 2019 are as follows:
	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Outstanding debt obligations	$171,897	$15,901,769	$23,611,334	$—	$39,685,000
Interest payments on outstanding debt obligations	1,901,136	2,649,141	1,608,957	—	6,159,234
Total	$2,073,033	$18,550,910	$25,220,291	$—	$45,844,234
Inflation
As of December 31, 2019, our investments consisted of interests in three hotel properties. Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressure may, however, limit the operators’ ability to raise room rates. We are not currently experiencing any material impact from inflation.
Distributions
Our board of directors may authorize payment of distributions in excess of those required for us to maintain REIT status as it deems appropriate. We currently pay regular quarterly distributions to our stockholders. We expect to continue to pay distributions quarterly unless our results of operations, our general financial condition, applicable provisions of Maryland law or other factors make it imprudent to do so. As a result of the potential impact of the novel coronavirus (COVID-19) on our business, we expect that the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. The timing and amount of distributions will be determined by our board of directors, in its sole discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our K Shares, K-I Shares or K-T Shares.
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
We declared distributions to the holders of K Shares, K-I Shares and K-T Shares based on daily record dates for each day during the period commencing July 1, 2017 through December 31, 2019. Distributions are currently calculated at a rate of $0.00016438356 per K Share, K-I Share and K-T Share per day, which if paid each day over a 365-day period is equivalent to a 6.00% annualized distribution rate based on a purchase price of  $10.00 per share of K Shares, K-I Shares and K-T Shares, respectively. There were no distributions declared or paid for Class A common stock as of December 31, 2019.
In the years ended December 31, 2019 and 2018, we paid the following distributions, including those paid pursuant to the DRIP:
	For the Year Ended December 31,
	2019		2018
Distributions paid in cash	$1,042,690		$494,433
Distributions reinvested	61,327		—
Total distributions	$1,104,017		$494,433
Source of distributions:
Cash flows provided by operations	$1,042,690	94%	$433,362	88%
Loans from affiliates	—	0%	61,071	12%
Offering proceeds from issuance of common stock pursuant to the DRIP	61,327	6%	—	0%
Total sources	$1,104,017	100%	$494,433	100%
The tax composition of our distributions declared for the years ended December 31, 2019 and 2018, was as follows:
	Year Ended December 31,
	2019	2018
Ordinary Income	41%	0%
Return of Capital	59%	100%
Total	100%	100%
Although the tax composition of such distributions may be a return of capital, distributions for the year ended December 31, 2019 were paid for with gross cash flow from operations. Distributions for the year ended December 31, 2018 were paid for with gross cash flow from operations and loans from PHA. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

Funds from Operations and Modified Funds from Operations
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments and the corresponding expenses associated with that process are operational features of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“NAREIT”) an industry trade group, has promulgated a measure known as funds from operations (“FFO”) which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (the “IPA”), an industry trade group, has standardized a measure known as modified funds from operations (“MFFO”) which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.
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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2019 and 2018:
	For the Year Ended December 31,
	2019	2018
Reconciliation of net income (loss) to MFFO:
Net income (loss)	$696,940	$(1,172,601)
Depreciation and amortization	2,247,028	1,304,207
Gain on acquisition	—	(42,026)
FFO	2,943,968	89,580
Less noncontrolling interest:
Net income attributable to noncontrolling interest	(593,988)	(504,580)
Depreciation and amortization attributable to noncontrolling interest	(677,319)	(492,890)
FFO attributable to common stockholders	1,672,661	(907,890)
Acquisition fees and expenses	—	840,359
Amortization of deferred financing costs and debt discount as interest	103,477	53,011
Unrealized loss on interest rate swap	173,204	146,690
MFFO attributable to common stockholders	$1,949,342	$132,170
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with PHA and its affiliates whereby we pay certain fees to, or reimburse certain expenses of, PHA or its affiliates for acquisition fees and expenses, asset management fees, disposition fees, property management fees, organization and offering costs and reimbursement of certain operating costs. Refer to Note 8 — “Related Party Transactions” to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.
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
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2019.

Item 9A.
Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2018 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the permanent deferral adopted by the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information

As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration our Springhill Suites hotel in Wilmington, NC was instructed to close effective March 30, 2020 and will remain closed until April 13, 2020 unless such declaration is extended or rescinded.

PART III
Item 10.
Directors, Executive Offers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.
Item 11.
Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.
Item 14.
Principal Accountant Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

PART IV
Item 15.
Exhibits and Financial Statement Schedules

(a)
Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
A smaller reporting company is not required to provide the information required by this Item.
(b) Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).
Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).
3.2	Bylaws of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).
4	Third Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.3 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 14, 2018 and incorporated herein by reference).
4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018 and incorporated herein by reference).
4.2	Distribution Reinvestment Plan (included as Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018 and incorporated herein by reference).
4.3*	Description of Securities Registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.
10.1	Dealer Manager Agreement by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel REIT, L.P. and S2K Financial LLC, dated as of August 2, 2018 (included as Exhibit 1.1 to Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 3, 2018 and incorporated herein by reference).
10.2	First Amendment to Dealer Manager Agreement, dated November 16, 2018, by and among Procaccianti Hotel REIT, Inc., S2K Financial LLC, and Procaccianti Hotel REIT, L.P. (included as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 333-217578) filed with the SEC on November 16, 2018 and incorporated herein by reference).
10.3	Second Amendment to Dealer Manager Agreement, dated July 31, 2019, by and among Procaccianti Hotel REIT, Inc., S2K Financial LLC, and Procaccianti Hotel REIT, L.P. (included as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 333-217578) filed with the SEC on August 2, 2019 and incorporated herein by reference).
10.4	Amended and Restated Advisory Agreement by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel REIT, L.P. and Procaccianti Hotel Advisors, LLC, dated as of August 2, 2018 (included as Exhibit 10.1 to Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 3, 2018 and incorporated herein by reference).

Exhibit No.	Description
10.5	First Amendment to Amended and Restated Advisory Agreement, dated November 16, 2018, by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel Advisors, LLC, and Procaccianti Hotel REIT, L.P. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-217578) filed with the SEC on November 16, 2018 and incorporated herein by reference).
10.6	Second Amendment to Amended and Restated Advisory Agreement, dated November 16, 2018, by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel Advisors, LLC, and Procaccianti Hotel REIT, L.P. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-217578) filed with the SEC on November 22, 2019 and incorporated herein by reference).
10.7	Form of Procaccianti Hotel REIT, Inc. 2016 Restricted Share Plan (included as Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.8	Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P., dated August 26, 2016 (included as Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.9	Form of Indemnification Agreement entered into between Procaccianti Hotel REIT, Inc. and each of the following persons: James Procaccianti, Gregory Vickowski, Ron Hadar, Lawrence Aubin, Thomas R. Engel and Ronald S. Ohsberg (included as Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.10	Limited Liability Company Agreement of Procaccianti Convertible Fund, LLC, dated April 21, 2017 (included as Exhibit 10.5 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.11	Assignment and Assumption Agreement, dated March 29, 2018, by and between Procaccianti Convertible Fund, LLC and Procaccianti Hotel REIT, Inc. (included as Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.12	Purchase and Sale Agreement, by and between The Procaccianti Group, LLC and Grand Traverse Hotel Properties, LLC, dated March 8, 2018 (attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-217578) filed on August 21, 2018 and incorporated herein by reference).
10.13	Promissory Note, dated August 15, 2018, made by Procaccianti Hotel REIT, Inc. in favor of Procaccianti Companies, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).
10.14	General Assignment of Purchase and Sale Contract, dated August 15, 2018, by and between The Procaccianti Group, LLC and Procaccianti Hotel REIT, Inc. and its (indirect) subsidiaries PHR TCI OPCO SUB, LLC and PHR TCI, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).
10.15	Hotel Management Agreement, dated August 15, 2018, by and between PHR TCI OPCO SUB, LLC, as Owner, and PHR Traverse City Hotel Manager, LLC, as Manager (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

Exhibit No.	Description
10.16	Loan Agreement by and among PHR TCI, LLC, as Borrower, Citizens Bank, National Association, as Lender, the other lenders now or hereafter parties hereto, and Citizens Bank, National Association, as Sole Lead Arranger and Sole Bookrunner, dated as of August 15, 2018 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).
10.17	Amended and Restated Loan Agreement, dated as of March 29, 2018, between PHR STPFL, LLC and PHR STPFL OPCO SUB, LLC, jointly and severally as Borrower, and Wells Fargo Bank, National Association, as Trustee for the benefit of the registered holders of JPMDB Commercial Mortgage Securities Trust 2017-C7, Commercial Mortgage Pass-Through Certificates, Series 2017-C7, as Lender (included as Exhibit 10.12 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.18	Amended and Restated Loan Agreement, dated as of March 29, 2018, between PHR WNC, LLC and PHR WNC OPCO SUB, LLC, jointly and severally, as Borrower and Wells Fargo Bank, National Association, as Trustee for the benefit of the holders of DBJPM 2017-C6 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2017-C6, as Lender (included as Exhibit 10.13 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.19	Management Agreement between PHR WNC OPCO SUB, LLC, as Owner, and PHR Wilmington Hotel Manager, LLC, as Manager, dated as of March 29, 2018 (included as Exhibit 10.14 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.20	Management Agreement between PHR STPFL OPCO SUB, LLC, as Owner, and PHR St. Petersburg Hotel Manager, LLC, as Manager, dated as of March 29, 2018 (included as Exhibit 10.15 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
10.21	Assignment of Membership Interest Purchase Agreement, dated as of February 27, 2020, by and between The Procaccianti Group, LLC, as assignor, and Procaccianti Hotel REIT, L.P., as assignee (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.22	Membership Interest Purchase Agreement, dated as of January 14, 2020, by, between and among TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, and EHI Gano Holdings, Inc., as Sellers, and the Procaccianti Group, LLC, as Purchaser (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.23	First Amendment to Membership Interest Purchase Agreement, dated as of February 12, 2020, by, between and among TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, and EHI Gano Holdings, Inc., as Sellers, and the Procaccianti Group, LLC, as Purchaser (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.24	Second Amendment to Membership Interest Purchase Agreement, dated as of February 20, 2020, by, between and among TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, and EHI Gano Holdings, Inc., as Sellers, and the Procaccianti Group, LLC, as Purchaser (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.25	Third Amendment to Membership Interest Purchase Agreement, dated as of February 27, 2020, by and between TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, EHI Gano Holdings, Inc. and TPG DP Investors, Inc., as Sellers, and the Procaccianti Group, LLC, as Purchaser (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

Exhibit No.	Description
10.26	Omnibus Amendment, Assignment, Assumption, Release and Reaffirmation Agreement, made as of February 27, 2020, between and among Gano Holdings, LLC, as Borrower, Hotel Manager Gano Opco Sub, LLC, Procaccianti Hotel REIT, Inc., and James A. Procaccianti, and East Boston Savings Bank (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.27	Amended and Restated Commercial Real Estate Promissory Note, as of February 27, 2020, made by Gano Holdings, LLC and payable to East Boston Savings bank (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.28	Collateral Assignment and Security Agreement in respect of Contracts, Licenses and Permits, effective as of February 27, 2020, by and between Gano Holdings, LLC, and East Boston Savings Bank (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.29	Collateral Assignment and Security Agreement in respect of Contracts, Licenses and Permits, effective as of February 27, 2020, by and between Hotel Manager Gano Opco Sub, LLC and Gano Holdings, LLC (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.30	Third Amendment to (i) Open-End Mortgage, Security Agreement and Assignment to Secure Present and Future Loans Under Chapter 25 of Title 34 of the General Laws of the State of Rhode Island and (ii) Assignment of Borrower’s Interests in Leases, Rents and Profits granted to East Boston Savings Bank, as Mortgagee, by Gano Holdings, LLC, as Mortgagor (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.31	Hotel Lease between Gano Holdings, LLC, as Landlord, and PHR Gano Opco Sub, LLC, as Tenant, dated February 27, 2020 (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.32	Hotel Management Agreement between PHR Gano Opco Sub, LLC and Gano Hotel Manager, LLC, made as of February 27, 2020 (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.33	Tri-Party Agreement by Gano Holdings, LLC, as Owner, PHR Gano Opco Sub, LLC, as Tenant, Gano Hotel Manager, LLC, as Operator and East Boston Savings Bank, as Lender (included as Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.34	Amended and Restated Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P., dated as of February 27, 2020 (included as Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
21.1	List of Subsidiaries (included as Exhibit 21.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Consent of Robert A. Stanger & Co., Inc.

Exhibit No.	Description
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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
Procaccianti Hotel REIT, Inc.
Date: March 30, 2020	By:	/s/ James A. Procaccianti
James A. Procaccianti Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 30, 2020	By:	/s/ Gregory Vickowski
Gregory Vickowski Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ James A. Procaccianti James A. Procaccianti	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2020
/s/ Gregory Vickowski Gregory Vickowski	Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)	March 30, 2020
/s/ Lawrence A. Aubin Lawrence A. Aubin	Director	March 30, 2020
/s/ Thomas R. Engel Thomas R. Engel	Director	March 30, 2020
/s/ Ronald S. Ohsberg Ronald S. Ohsberg	Director	March 30, 2020

PROCACCIANTI HOTEL REIT, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Procaccianti Hotel REIT, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Procaccianti Hotel REIT, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and noncontrolling interests and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Boston, Massachusetts
March 30, 2020

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2019	December 31, 2018
ASSETS
Property and equipment, net	$63,367,852	$64,781,045
Cash	11,370,148	1,999,092
Restricted cash	1,631,649	1,799,060
Accounts receivable, net	224,429	194,707
Due from related parties	400,446	1,499,532
Prepaid expenses and other assets, net	758,056	454,526
Total Assets	$77,752,580	$70,727,962
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$39,437,601	$41,078,124
Accounts payable, accrued expenses and other, net	2,692,823	2,433,769
Due to related parties	1,308,424	7,503,357
Total Liabilities	43,438,848	51,015,250
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 2,680,845 and 1,364,918 shares issued and outstanding, respectively	26,808	13,649
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 491,718 and 12,243 shares issued and outstanding, respectively	4,917	122
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 45,616 and 510 shares issued and outstanding, respectively	456	5
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 537,410 and 468,410 shares issued and outstanding, respectively	5,374	4,684
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	31,607,360	15,724,108
Cumulative loss	(2,265,816)	(2,368,768)
Cumulative distributions	(1,631,573)	(527,556)
Total Stockholders’ Equity	27,748,776	12,847,494
Noncontrolling interest	6,564,956	6,865,218
Total Equity	34,313,732	19,712,712
Total Liabilities and Stockholders’ Equity	$77,752,580	$70,727,962

The accompanying notes are an integral part of these consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2019	2018
Revenues
Rooms	$15,142,022	$8,982,939
Food and beverage	2,053,282	962,471
Other operating	438,730	210,566
Total revenues	17,634,034	10,155,976
Expenses
Rooms	3,030,502	1,944,980
Food and beverage	1,419,678	646,625
Other property expenses	5,508,700	3,279,692
Property management fees to affiliates	530,307	304,799
Corporate general and administrative	1,445,599	1,313,824
Other fees to affiliates	352,288	724,933
Acquisition costs	—	302,380
Depreciation and amortization	2,247,028	1,304,207
Total expenses	14,534,102	9,821,440
Gain on acquisition	—	42,026
Operating income	3,099,932	376,562
Interest expense, net	(2,187,061)	(1,424,739)
Unrealized loss on interest rate swap	(173,204)	(146,690)
Net income (loss) before income taxes	739,667	(1,194,867)
Income tax benefit (expense)	(42,727)	22,266
Net income (loss)	696,940	(1,172,601)
Net income attributable to noncontrolling interest	593,988	504,580
Net income (loss) attributable to common stockholders	$102,952	$(1,677,181)
Net income (loss) attributable to Class K common stockholders – basic and diluted	$123,569	$(1,116,034)
Net income (loss) per Class K common share – basic and diluted	$0.06	$(1.07)
Weighted average number of Class K common shares outstanding – basic and diluted	2,012,289	1,044,787
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$14,695	$(1,909)
Net income (loss) per Class K-I common share – basic and diluted	$0.06	$(1.05)
Weighted average number of Class K-I common shares outstanding – basic and diluted	239,197	1,817
Net income (loss) attributable to Class K-T common stockholders – basic and diluted	$879	$(81)
Net income (loss) per Class K-T common share – basic and diluted	$0.06	$(1.24)
Weighted average number of Class K-T common shares outstanding – basic and diluted	14,144	66
Net income (loss) attributable to Class A common stockholders – basic and diluted	$31,135	$(350,595)
Net income (loss) per Class A common share – basic and diluted	$0.06	$(1.07)
Weighted average number of Class A common shares outstanding – basic and diluted	507,163	328,812
Net income (loss) attributable to Class B common stockholders – basic and diluted	$(67,326)	$(208,562)
Net income (loss) per Class B common share – basic and diluted	$(0.54)	$(1.67)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

The accompanying notes are an integral part of these consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
	Common Stock										Additional Paid-in Capital			Total Procaccianti Hotel REIT, Inc. Stockholders' Equity
	Class K		Class K-I		Class K-T		Class A		Class B			Cumulative Loss	Cumulative Distributions		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

BALANCE, December 31, 2017	549,091	$5,491	—	$—	—	$—	222,410	$2,224	125,000	$1,250	$6,147,007	$(691,587)	$(33,123)	$5,431,262	$—	$5,431,262
Issuance of common stock	835,827	8,358	12,243	122	510	5	246,000	2,460	—		10,888,015	—	—	10,898,960	—	10,898,960
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(753,787)	—	—	(753,787)	—	(753,787)
Transfers to redeemable common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(20,000)	(200)	—	—	—	—	—	—	—	—	(190,425)	—	—	(190,625)	—	(190,625)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(881,027)	—	—	(881,027)	—	(881,027)
Due from TPG Hotel REIT Investor, LLC	—	—	—	—	—	—	—	—	—	—	514,325.00	—	—	514,325	—	514,325
Purchase of PCF	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,755,013	7,755,013
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,677,181)	—	(1,677,181)	504,580	(1,172,601)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(494,433)	(494,433)	(1,394,375)	(1,888,808)
BALANCE, December 31, 2018	1,364,918	$13,649	12,243	$122	510	$5	468,410	$4,684	125,000	$1,250	$15,724,108	$(2,368,768)	$(527,556)	$12,847,494	$6,865,218	$19,712,712
Issuance of common stock	1,319,746	13,198	476,045	4,761	45,039	450	69,000	690	—	—	18,705,754	—	—	18,724,853	—	18,724,853
Issuance of common stock pursuant to distribution reinvestment plan	2,959	29	3,430	34	67	1	—	—	—	—	61,263	—	—	61,327	—	61,327
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,459,134)	—	—	(1,459,134)	—	(1,459,134)
Repurchase of common stock	(6,778)	(68)	—	—	—	—	—	—	—	—	(65,838)	—	—	(65,906)	—	(65,906)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(1,358,793)	—	—	(1,358,793)	—	(1,358,793)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	102,952	—	102,952	593,988	696,940
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(1,104,017)	(1,104,017)	(894,250)	(1,998,267)
BALANCE, December 31, 2019	2,680,845	$26,808	491,718	$4,917	45,616	$456	537,410	$5,374	125,000	$1,250	$31,607,360	$(2,265,816)	$(1,631,573)	$27,748,776	$6,564,956	$34,313,732
The accompanying notes are an integral part of these consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$696,940	$(1,172,601)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,247,028	1,304,207
Amortization of deferred financing costs and debt discount as interest	103,477	53,011
Amortization of key money loans	(53,500)	(21,645)
Gain on acquisition	—	(42,026)
Unrealized loss on interest rate swap	173,204	146,690
Changes in operating assets and liabilities:
Accounts receivable	(29,722)	17,077
Due from related parties	(259,707)	(1,866,234)
Prepaid expenses and other assets	(314,004)	(22,812)
Accounts payable, accrued expenses and other	139,350	159,746
Due to related parties	405,067	809,163
Net cash provided by (used in) operating activities	3,108,133	(635,424)
Cash Flows from Investing Activities:
Investment in PCF, net of cash acquired	—	(6,739,673)
Acqusition of hotel property, net	—	(26,061,459)
Capital improvements	(823,361)	(512,108)
Net cash used in investing activities	(823,361)	(33,313,240)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	18,724,853	10,898,960
Payment of commissions and dealer manager fees and stockholder servicing fees	(1,459,134)	(753,787)
Proceeds from mortgage note	—	17,836,000
Payments of mortgage notes principal	(1,744,000)	(1,000,000)
Payment of deferred financing costs	—	(223,510)
Proceeds from loans from affiliates	—	6,661,071
Payments of loans from affiliates	(6,600,000)	—
Proceeds from loans from franchisors	—	750,000
Distributions to stockholders	(1,042,690)	(494,433)
Distributions to noncontrolling interest	(894,250)	(1,394,375)
Repurchase of common stock	(65,906)	(190,625)
Net cash provided by financing activities	6,918,873	32,089,301
Increase (decrease) in cash and cash equivalents and restricted cash	9,203,645	(1,859,363)
Cash and cash equivalents and restricted cash, beginning of period	3,798,152	5,657,515
Cash and cash equivalents and restricted cash, end of period	$13,001,797	$3,798,152
The accompanying notes are an integral part of these consolidated financial statements

Supplemental Disclosure of Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:
	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$11,370,148	$1,999,092
Restricted cash	1,631,649	1,799,060
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$13,001,797	$3,798,152
The Company paid the following amounts for interest and income taxes:
	Year Ended December 31,
	2019	2018
Cash paid for interest	$2,073,435	$1,229,430
Cash paid for income taxes	$25,344	$562
Supplemental Disclosure of Noncash Transactions
	Year Ended December 31,
	2019	2018
Common stock issued pursuant to distribution reinvestment plan	$61,327	$—
Other offering costs paid to affiliates	$(1,358,793)	$(514,325)
Decrease in due from related parties	$1,358,793	$514,325
The accompanying notes are an integral part of these consolidated financial statements

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
Note 1 — Organization and Description of Business
Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company used the proceeds from its Private Offering (defined below) and expects to use the proceeds from its Public Offering (defined below) to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (“U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership that is wholly-owned by the Company (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership.
As of December 31, 2019, the Company owned interests in three select-service hotels located in three states with a total of 346 rooms. For more information on the Company’s real estate portfolio, see Note 3 — “Investments in Hotels.”
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
On August 14, 2018, the Company commenced its initial public offering (“Public Offering”) pursuant to a registration statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the U.S. Securities and Exchange Commission (“SEC”), to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K Shares, at an initial offering price of $10.00 per K Share, Class K-I common stock, (“K-I Shares”), at an initial offering price of  $9.50 per K-I Share and Class K-T common stock (“K-T Shares”), at an initial offering price of  $10.00 per K-T Share and $50,000,000 in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”) at $9.50 per K Share, $9.50 per K-I Share and $9.50 per K-T Share. On November 16, 2018, the Company revised the offering price per K-I Share in the primary offering from $9.50 to $9.30 per K-I Share, exclusive of the DRIP, which remained at $9.50 per K-I Share.
Since the commencement of the Public Offering and through December 31, 2019, the Company received approximately $19,530,181 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $28,102, $32,596 and $630 of gross proceeds from K Shares, K-I Shares and K-T Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $2,190,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the differences between the applicable NAV per K-I Share and the applicable offering price per K-I Share and any amount equal to any discount to the initial offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).
The Company expects to offer shares of common stock in the Public Offering over a two-year period. If the Company has not sold all of the shares to be offered in the Public Offering within two years from the

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
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
As discussed in Note 3 — “Investments in Hotels”, the Company acquired a 51% interest in, and became a co-manager of, Procaccianti Convertible Fund, LLC (“PCF”) on March 29, 2018. The Company determined that PCF is a variable interest entity (“VIE”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Company has the power to direct the activities that most significantly impact PCF’s performance and the obligation to absorb losses or the right to receive benefits from PCF that could be significant to PCF and is, therefore, the primary beneficiary of PCF and consolidates the accounts of PCF. The assets of PCF were $38,055,299 and $38,576,857 at December 31, 2019 and 2018, respectively, and consist primarily of land, building, furniture, fixtures, and equipment. The liabilities of PCF were $25,604,117 and $25,816,260 at December 31, 2019 and 2018, respectively, and consist primarily of long-term debt. The assets of PCF are available to satisfy PCF’s obligations.
The Company has no foreign operations or assets and its operating structure includes only one operating segment.
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

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
Real Estate Purchase Price Allocation
Upon the acquisition of hotel properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, improvements, and furniture, fixtures and equipment, and any assumed debt based on their fair value. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs associated as incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability.
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

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
Fair Value of Financial Instruments
Under GAAP, the Company is required to disclose the fair value of certain financial instruments on a recurring basis. The accompanying consolidated balance sheets include the following financial instruments: cash, restricted cash, accounts receivable and mortgage notes payable.
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
As of December 31, 2019, the estimated fair value of the mortgage notes payable was $40,523,678, compared to the carrying value of  $39,555,565. These financial instruments are valued using Level 2 inputs.
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
Restricted Cash
The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At December 31, 2019 and 2018, reserves for property taxes were $391,511 and $225,697, respectively, and reserves for capital improvements were $1,221,133 and $1,553,432, respectively. The Company also included $19,005 and $19,931 of guest advance deposits as restricted cash at December 31, 2019 and 2018, respectively.
Accounts Receivable
The Company records its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write offs, collections and current credit conditions. Accounts are written off based on

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
management’s evaluation of the collectability of each account resulting from collection efforts. The Company has determined that no allowance for doubtful accounts was necessary at December 31, 2019 and 2018.
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
Organization and Offering Costs
Organization and offering costs include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. The Company charges organization and offering costs against additional paid in capital on the consolidated balance sheet as it raises proceeds in its continuous Public Offering.
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

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
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
The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At December 31, 2019, the Company had no material uncertain tax positions.
The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2016 through 2019 remaining subject to examination by federal and various state tax jurisdictions.
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
Per Share Data
The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Non-vested shares of restricted Class K common stock totaling 2,250 K Shares as of December 31, 2019 held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
The Company’s calculated earnings per share for the year ended December 31, 2019 and 2018, were as follows:
	Year Ended December 31,
	2019	2018
Net income (loss)	$102,952	$(1,677,181)
Less: Class K Common Stock dividends declared and accumulated	1,207,410	627,188
Less: Class K-I Common Stock dividends declared and accumulated	143,529	1,123
Less: Class K-T Common Stock dividends declared and accumulated	8,497	29
Less: Class A Common Stock dividends declared and accumulated	304,298	198,027
Undistributed net loss	$(1,560,782)	$(2,503,548)
Class K Common Stock:
Undistributed net loss	$(1,083,841)	$(1,743,222)
Class K Common Stock dividends declared and accumulated	1,207,410	627,188
Net income (loss)	$123,569	$(1,116,034)
Net income (loss) per common share, basic and diluted	$0.06	$(1.07)
Weighted average number of common shares outstanding, basic and diluted	2,012,289	1,044,787
Class K-I Common Stock:
Undistributed net loss	$(128,834)	$(3,032)
Class K-I Common Stock dividends declared and accumulated	143,529	1,123
Net income (loss)	$14,695	$(1,909)
Net income (loss) per common share, basic and diluted	$0.06	$(1.05)
Weighted average number of common shares outstanding, basic and diluted	239,197	1,817
Class K-T Common Stock:
Undistributed net loss	$(7,618)	$(110)
Class K-T Common Stock dividends declared and accumulated	8,497	29
Net income (loss)	$879	$(81)
Net income (loss) per common share, basic and diluted	$0.06	$(1.24)
Weighted average number of common shares outstanding, basic and diluted	14,144	66
Class A Common Stock:
Undistributed net loss	$(273,163)	$(548,622)
Class A Common Stock dividends declared and accumulated	304,298	198,027
Net income (loss)	$31,135	$(350,595)
Net income (loss) per common share, basic and diluted	$0.06	$(1.07)
Weighted average number of common shares outstanding, basic and diluted	507,163	328,812
Class B Common Stock:
Undistributed net loss	$(67,326)	$(208,562)
Net loss per common share, basic and diluted	$(0.54)	$(1.67)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
New Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 325): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 using the modified retrospective approach and the adoption did not have a material impact on the Company’s consolidated financial statements.
Note 3 — Investments in Hotels
The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2019:
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

(3)
Original principal loan balance was $17,836,000. As of December 31, 2019, the Company repaid $2,744,000 of the original outstanding principal balance.

Investments in hotel properties consisted of the following as of December 31, 2019 and 2018:
	December 31, 2019	December 31, 2018
Land	$7,987,069	$7,987,069
Building and improvements	53,478,730	53,318,816
Furniture, fixtures, and equipment	5,435,758	4,759,475
Construction in progress	—	12,837
Total cost	66,901,557	66,078,197
Accumulated depreciation	(3,533,705)	(1,297,152)
Investment in hotel properties, net	$63,367,852	$64,781,045
Depreciation expense for the years ended December 31, 2019 and 2018 was $2,236,553 and $1,297,152, respectively.
Acquisition of PCF
On March 29, 2018, the Company became a co-manager of and acquired a 51% membership interest in PCF, for a purchase price of  $8,029,519 plus $302,380 in closing costs. The Company also incurred an

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
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
At December 31, 2019 and 2018, the noncontrolling interest reported in the Company’s consolidated financial statements represents third parties’ aggregate 49% interest in PCF.
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

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
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
Note 4 — Other Assets
Included in other assets at December 31, 2019 and 2018, are franchise fees of  $197,392 and $214,923, respectively. The Company’s hotel properties each are operated pursuant to franchise agreements. The term of each current franchise agreement is for a 20 to 25-year period and the agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. For the year ended December 31, 2019 and 2018, the Company amortized $10,475 and 7,056 of deferred franchise fees. These amounts are included in depreciation and amortization on the statement of operations.
The future amortization of deferred franchise costs as of December 31, 2019 is as follows:
Years Ending December 31,
2020	$10,476
2021	10,476
2022	10,476
2023	10,476
2024	10,476
Thereafter	145,012
Total	$197,392
Note 5 — Mortgage Notes Payable
Included in mortgage notes payable at December 31, 2019, is a $13,325,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $11,268,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”) and a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”).
The St. Petersburg Note requires monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of  $66,255 through July 1, 2024, the

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
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
The TCI Note was entered into on August 15, 2018 and had an original principal balance of  $17,836,000. As of December 31, 2019, the Company had prepaid $2,744,000 outstanding on the TCI Note. The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at December 31, 2019. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.
The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default and at December 31, 2019, the Company was in compliance with such covenants.
Scheduled maturities of the mortgage notes payable as of December 31, 2019 are as follows:
Years Ending December 31,
2020	196,202
2021	15,504,070
2022	430,606
2023	449,976
Thereafter	23,104,146
Total	$39,685,000
Interest expense on mortgage notes payable for the year ended December 31, 2019 and 2018 was $1,931,640 and $1,230,750, respectively.
Also included in mortgage notes payable as of December 31, 2019, is $403,887 of deferred financing costs and debt discounts. For the years ended December 31, 2019 and 2018, the Company amortized $103,477 and $53,011, respectively, of deferred financing costs and debt discounts as interest expense.
The future amortization of deferred financing costs and debt discounts as of December 31, 2019 is as follows:
Years Ending December 31,
2020	$103,477
2021	72,434
2022	28,974
2023	28,974
Thereafter	13,540
Total	$247,399
Note 6 — Interest Rate Swap
The Company is exposed to certain risks relating to its ongoing business operations, including the effect of changes in interest rates. The Company has an interest rate swap agreement to manage interest rate risk exposure on $15,092,000 of the TCI Note due in 2021.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
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
The following table summarizes the terms of the outstanding interest rate swap agreement:
	Balance Sheet Location	Notional Amount as of December 31, 2019	Interest Rate(1)	Effective Date	Maturity Date	Far Value of Liability as of December 31, 2019(2)
Interest rate swap	Accounts payable, accrued expenses and other, net	$15,092,000	5.30%	8/15/2018	8/15/2021	$(320,075)

(1)
The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium. The Company notes that the maturity date of the interest rate swap is prior to the LIBOR phase-out deadline and therefore does not expect any impact to the terms or value of the swap.

(2)
Changes in fair value are recorded as unrealized gain (loss) in the consolidated statements of operations as the Company did not designate this interest rate swap as a hedge. The Company valued the interest rate swap using Level 2 inputs.

Note 7 — Loans from Franchisors
Included in accounts payable, accrued expenses and other liabilities on the balance sheet at December 31, 2019 and 2018, is $1,039,284 and $1,092,784, respectively, of net key money loans received from franchisors or assumed upon acquisition. In accordance with the loan agreement with the respective franchisor, funds were released to the applicable hotel properties upon completion of a change of ownership, property improvement plan, and inspection and subsequent approval of the completed work by the franchisor. The outstanding principal balances of the loans are reduced on a straight-line basis over the remaining life of the franchise agreement. As of December 31, 2019, the Company had received $750,000 in loans from franchisors relating to the St. Pete Hotel and assumed a liability of  $364,430 in connection with the TCI acquisition. During the years ended December 31, 2019 and 2018, the Company amortized $53,500 and $21,646, respectively, of these loans as a reduction of franchise fees, which are included in rooms and other property expenses on the statement of operations.
Note 8 — Related Party Transactions
The Company entered into the Amended and Restated Advisory Agreement on August 2, 2018, with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On July 31, 2019, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA. The renewal was for a one-year term and was effective on August 2, 2019. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA.
Pursuant to the Advisory Agreement, PHA oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, and other

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
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
Operating Expenses
The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2019, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.
Acquisition Fee
The Company will pay PHA acquisition fees as described below:
Acquisition Fee:   Fee for providing services including selecting, evaluating and acquiring potential investments, or the acquisition fee. The total acquisition fee payable to PHA shall equal 1.5% of the Gross Contract Purchase Price of an investment, which as defined in the Advisory Agreement, represents the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. Payment of such fee will be deferred until the occurrence of a (i) liquidation event (i.e., any voluntary or involuntary liquidation or dissolution of the Company, including as a result of the sale of all or substantially all of the Company’s assets for cash or other consideration), (ii) the Company’s sale or merger in a transaction that provides stockholders with cash, securities or a combination of cash and securities, (iii) the listing of the Company’s shares of common stock on a national securities exchange, or (iv) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. The preceding clauses (ii) and (iii) are defined as an “Other Liquidity Event”. Under the Advisory Agreement Amendment, deferred acquisition fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum until the day immediately following the Fifth Anniversary (as defined herein), at which time such interest will cease to further accrue.
There were no acquisition fees incurred for the year ended December 31, 2019. For the year ended December 31, 2018, the Company incurred $537,980 in acquisition fees which are included in other fees to affiliates on the consolidated statement of operations. As of December 31, 2019 and 2018, there were $537,980 of deferred acquisition fees included in due to related parties on the consolidated balance sheets. Interest expense on outstanding acquisition fees was $32,279 and $15,080, respectively, for the years ended December 31, 2019 and 2018, and is included in interest expense on the consolidated statement of operations and in due to related parties on the consolidated balance sheets.
Asset Management Fee
The Company will pay PHA asset management fees as described below:
Asset Management Fee:   Quarterly fee equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP, or the asset management fee. The adjusted cost will include the purchase price, acquisition expenses, capital expenditures, and other customary capitalized costs. The Advisory Agreement Amendment clarified the duration of the asset management fee and accrual of interest on deferred asset management fees. The asset management fee will be payable to PHA quarterly in arrears, based on

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
the adjusted cost on the last date of the prior quarter, adjusted for appropriate closing dates for individual investments. Payment of the asset management fee will be deferred on a quarterly basis if at any time all accumulated, accrued, and unpaid 6% distributions have not been paid in full to the holders of the K Shares, K-I Shares, K-T Shares and any parity security. Any such deferred asset management fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum. If the Company has not completed a liquidation event by the fifth anniversary of the date the Company terminates the Public Offering (including any follow-on offering) (the “Fifth Anniversary”), on the day immediately following the Fifth Anniversary, (i) the asset management fees payable pursuant to the Advisory Agreement cease to accrue and (ii) interest that accrued at a non-compounded rate of 6.0% per annum on the deferred asset management fees will cease to accrue. For the avoidance of doubt, all accrued and unpaid principal and interest amounts in connection with the asset management fee at the Fifth Anniversary will remain outstanding.
For the years ended December 31, 2019 and 2018, the Company incurred $352,288 and $186,953, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the consolidated statements of operations and in due to related parties on the consolidated balance sheets. Interest expense on the outstanding asset management fees was $24,449 and $4,726 for the years ended December 31, 2019 and 2018, respectively. These amounts are included in interest expense on the consolidated statements of operations and in due to related parties on the consolidated balance sheets.
Disposition Fee
The Company will pay PHA disposition fees as described below:
Disposition Fee:   Fee for providing a substantial amount of services in connection with the sale of a property or real estate-related assets, as determined by a majority of the Company’s independent directors, or the disposition fee. The disposition fee will equal one-half of the brokerage commissions paid on the sale of an investment. In no event will the disposition fee exceed 1.5% of the sales price of each investment. Payment of the disposition fee to PHA will be deferred until the occurrence of  (i) a liquidation event, (ii) an Other Liquidity Event, or (iii) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. Under the Advisory Agreement Amendment, deferred disposition fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum until the day immediately following the Fifth Anniversary, at which time such interest will cease to further accrue.
There were no disposition fees incurred for the years ended December 31, 2019 and 2018.
Acquisition Expenses
The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of December 31, 2019 and 2018 were paid directly by the Company and there have been no reimbursements to PHA.
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
Certain organization and offering costs have been incurred by PHA on behalf of the Company. As of December 31, 2019, the total amount of organization and offering costs, exclusive of selling commissions,

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $7,644,060, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of  $1,725,496. The Company may reimburse PHA and its affiliates for organization and offering costs incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of December 31, 2019, $3,635,220 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.
The Company records organization and offering costs as charges against additional paid in capital on the consolidated balance sheets as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of December 31, 2019, the maximum amount allowed to be recognized by the Company in its financial statements in accordance with the rules established by the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company recognized organization and offering costs of  $2,817,927 and $1,634,814 for the years ended December 31, 2019 and 2018, respectively. Of the organization and offering costs recognized in the consolidated balance sheets, $0 and $514,325 were paid to PHA through the issuance of A Shares for the years ended December 31, 2019 and 2018, respectively.
Advances to PHA
As of December 31, 2019, the Company had advanced $730,000 to PHA for general and administrative expenses to be paid by PHA on behalf of the Company. The amount advanced exceeded expenses paid by $274,876, which is included in due from related parties in the consolidated balance sheets as of December 31, 2019.
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
Aggregate property management fees incurred for the years ended December 31, 2019 and 2018 were $530,307 and $304,799, respectively, and are included in property management fees to affiliates on the consolidated statements of operations. As of December 31, 2019 and 2018, $28,371 and $27,894, respectively,

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
of accrued property management fees payable were included in due to related parties on the consolidated balance sheets. Aggregate net reimbursements for certain expenses for the years ended December 31, 2019 and 2018 were $57,879 and $19,050, respectively. As of December 31, 2019 and 2018, $11,665 and $3,891, respectively, of expense reimbursements were included in due to related parties on the consolidated balance sheets. During the years ended December 31, 2019 and 2018, the Company paid $228,302 and $173,373, respectively, to TPG Risk Services, LLC, an affiliate of the Company, for the reimbursement of prepaid insurance at the hotel properties. As of December 31, 2019 and 2018, $548 and $0, respectively, of prepaid insurance reimbursements were included in due to related parties on the consolidated balance sheets.
Construction Management Fee
The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. Construction management fees incurred during the years ended December 31, 2019 and 2018, were $10,031 and $15,047, respectively, and capitalized as a part of the construction cost. During the years ended December 31, 2019 and 2018, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $741,447 and $204,487, respectively, for capital expenditure costs incurred at the hotel properties. As of December 31, 2019 and 2018, $13,445 and $47,442, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at December 31, 2019 and 2018, was a $50,570 and $25,570 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hotel Indigo Traverse City.
Additional Service Fees
If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the years ended December 31, 2018 and 2018.
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

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
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
Loans from Affiliates
The Company has combined subordinated promissory notes of  $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 2.85% and 2.80% for the years ended December 31, 2019 and 2018, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the consolidated balance sheets at December 31, 2019 and 2018. Interest expense was $2,687 and $2,642 for the years ended December 31, 2019 and 2018, respectively, and is included in interest expense on the consolidated statements of operations and in due to related parties on the consolidated balance sheets.
On August 15, 2018, in connection with the acquisition of the Hotel Indigo Traverse City, the Company entered into an unsecured loan with its Sponsor in the principal amount of  $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrued interest at the rate of 4.75% per annum and had a maturity date of August 16, 2019. The Promissory Note was approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Company used proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary offering to prepay the Promissory Note. As of July 11, 2019, the entire principal and accrued interest balance had been repaid. Interest expense for the years ended December 31, 2019 and 2018 was $116,896 and $118,529, respectively, and is included in interest expense on the consolidated statements of operations. The related unpaid accrued interest balances at December 31, 2019 and 2018 was $0 and $26,626, respectively.

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
A Shares entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions and other distributions of excess cash as authorized by the Company’s board of directors. Following the payment of all accumulated, accrued and unpaid distributions on K Shares, K-I Shares and K-T Shares and payment of any accrued asset management fees (and any interest thereon), each A Share will be entitled to receive distributions at a rate not to exceed 6.0% of the stated value of  $10.00 per share from income and cash flow from ordinary operations on a cumulative basis. In certain situations (other than upon liquidation), the Company may have excess cash available for distribution and the board of directors may authorize special distributions in which case the holders of A Shares will receive 37.5% of any such excess cash on a pro rata basis. A Shares would also generally be entitled to receive 37.5% of any remaining liquidation cash pro rata based on the number of A Shares outstanding.
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
At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of  $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of December 31, 2019, under the Public Offering, the Company had issued 1,448,797 K Shares, 488 227 K-I Shares, and 45,540 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of  $14,470,247 from K Share issuances, $4,543,206 from K-I Share issuances, and $455,400 from K-T Share issuances. As of December 31, 2019, the Company had issued 2,958 K Shares, 3,431 K-I Shares and 66 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of  $28,102, $32,596 and $630 respectively. As of December 31, 2019, the Company had issued 750 restricted K Shares to each of the Company’s three independent directors for a total of 2,250 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2019, the Company had issued 384,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of  $3,844,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. As of December 31, 2019, there was no remaining receivable balance reflected in equity. As of December 31, 2019, the Company sold 10 K-I Shares for aggregate proceeds of  $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of  $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.
During the year ended December 31, 2019, pursuant to the primary portion of the Public Offering, the Company sold 1,317,497 K Shares for aggregate gross proceeds of  $13,157,247, or $9.99 per K Share; 476,044 K-I Shares for aggregate gross proceeds of  $4,427,206, or $9.30 per K-I Share; and 45,040 K-T Shares for aggregate gross proceeds of  $450,400, or $10.00 per K-T Share. During the same period, pursuant to the DRIP, the Company had issued 2,958 K Shares at a price of  $9.50 per K Share proceeds of  $32,596, and 66 K-T Shares at a price of  $9.50 per K-T Share for aggregate gross proceeds of  $630.
Subsequent to December 31, 2019 and through March 26, 2020, pursuant to the primary portion of the Public Offering, the Company sold approximately 617,467 K Shares to investors at a weighted average price of  $9.95 per K Share for gross proceeds of  $6,141,798. The Company sold approximately 137,312 K-I Shares to investors at a weighted average price of  $9.30 per K-I Share for gross proceeds of  $1,277,000. The Company sold approximately 2,000 K-T Shares to investors at a weighted average price of  $10.00 per K-T Share for gross proceeds of  $20,000. During the same period, pursuant to the DRIP, the Company issued 2,926 K Shares to investors at a price of  $9.50 per K Share for aggregate gross proceeds of  $27,797, 2,669 K-I Shares at a price of  $9.50 per K-I Share for aggregate gross proceeds of  $25,354 and 373 K-T Shares to investors at a price of  $9.50 per K-T Share for aggregate gross proceeds of  $3,545.
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
The Company paid S2K Financial LLC (the “dealer manager”), as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The dealer manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The dealer manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of December 31, 2019, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.
The Company pays the dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The dealer manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The dealer manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees are generally paid with proceeds from the sale

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of December 31, 2019, the Company recognized $1,588,455 of selling commissions and dealer manager fees in connection with the Public Offering.
The Company also pays the dealer manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The dealer manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of December 31, 2019, the Company recognized $1,425 of stockholder servicing fees in connection with the Public Offering.
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

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
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

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
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
During the year ended December 31, 2019, the Company fulfilled repurchase requests and repurchased K Shares pursuant to the share repurchase program as follows:
For the Quarter Ended	Total Number of Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share
March 31, 2019	—	—	$—
June 30, 2019	2,500	—	$—
September 30, 2019	4,278	2,500	$9.25
December 31, 2019	—	4,278	$10.00
	6,778	6,778

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2019, the Company repurchased approximately $65,906 of K Shares, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2019 repurchase date. No K-I Shares or K-T Shares were requested to be, or were, repurchased during the year ended December 31, 2019.
The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received. As December 31, 2019, there were no outstanding and unfulfilled repurchase requests. All repurchase requests for the year ended December 31, 2019 related to K Shares.
Update to our Share Repurchase Program
On March 20, 2020, the Company’s board of directors decided to temporarily suspend repurchases under its share repurchase program effective with repurchase requests that would otherwise be processed in April 2020 due to the negative impact of the coronavirus (COVID-19) pandemic on the Company’s portfolio to date. However, the Company will continue to process repurchases due to death in accordance with the terms of the share repurchase program.
Distributions
On January 25, 2019, the Company’s board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2018, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on January 28, 2019. The board of directors determined that, with respect to the K Shares, K-I Share and K-T Share outstanding as of December 31, 2018, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Shares and K-T Shares since September 30, 2018, was $193,826, or $0.00016438356 per K Share per day, $1,123, or $0.00016438356 per K-I Share per day, and $29, or $0.00013698656 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on January 31, 2019.
On April 29, 2019, the Company’s board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of March 31, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on April 30, 2019. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share and K-I Share outstanding since December 31, 2018, and with respect to each K-T Share outstanding since the date the first K-T Share was issued by the Company less any distributions previously paid with respect to such K-T Shares, was $225,280, $4,722, and $88, respectively, or $0.00016438356 per K Share per day, $0.00016438356 per K-I Share per day, and $0.00016438356 per K-T Share per day. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on May 1, 2019.
On July 31, 2019, the Company’s board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of June 30, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on August 1, 2019. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share outstanding since March 31, 2019, was $272,176, $22,536, and $531, respectively, or $0.00016438356 per K Share per day, $0.00016438356 per K-I Share per day, and $0.00016438356 per K-T Share per day. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on August 2, 2019.
On October 29, 2019, the Company’s board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of September 30, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on October 31, 2019. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share outstanding since June 30, 2019, was $331,011, $50,842, and $1,857, respectively, or $0.00016438356 per

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
K Share per day, $0.00016438356 per K-I Share per day, and $0.00016438356 per K-T Share per day. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 1, 2019.
On January 23, 2020, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on January 28, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Shares and K-T Shares since September 30, 2019, was $378,942, or $0.00016438356 per K Share per day, $65,432, or $0.00016438356 per K-I Share per day, and $6,023, or $0.00016438356 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on January 31, 2020.
Note 10 — Income Taxes
The Company recognized consolidated income tax expense of  $42,727 and a consolidated income tax benefit of  $22,266 for the years ended December 31, 2019 and 2018, respectively. These amounts relate to the operations of the Company’s TRSs, which had consolidated net losses for the year ended December 31, 2018 and consolidated net income for the year ended December 31, 2019.
At December 31, 2019 and 2018, the Company had net deferred tax assets of  $27,521 and $38,520, respectively, due to temporary differences between the timing of the GAAP recognition and tax recognition of certain expenses and net operating losses. No valuation allowance has been placed upon such deferred tax assets as of December 31, 2019 and 2018. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
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

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
related to environmental matters. The Company intends to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of all properties that the Company acquires.
Note 12 — Subsequent Events
Hotel Acquisition
On February 27, 2020, the Company, through its Operating Partnership, completed the acquisition of the membership interests in Gano Holdings, LLC (“Gano”) for a purchase price of  $28,500,000 (the “Purchase Price”). Gano owns 100% of the fee simple interest in a 137-room select-service Hilton Garden Inn hotel property located in Providence, Rhode Island (the “Property”). The transaction is being accounted for as an asset acquisition of a variable interest entity as defined under Topic 810 of the Codification. In connection with the acquisition, the Property was leased to PHR Gano OPCO Sub, LLC (the “Lessee”), a single purpose entity 100% owned by PHR TRS II, LLC, a taxable REIT subsidiary of the Company. On February 27, 2020, the Lessee entered into a hotel management agreement with Gano Hotel Manager, LLC, an affiliate of PHA, to manage the Property.
The Purchase Price, exclusive of closing costs and typical hotel closing date adjustments, was comprised of three components as follows: (a) a $10,281,855 cash payment, (b) the issuance of 128,124 Class K Units of limited partnership interests in the Operating Partnership (“Class K OP Units”), valued at $10.00 per Class K OP Unit, and (c) the assumption of the existing debt balance on the Property (the “Existing Debt”) as evidenced by a promissory note and other loan documents. The cash portion of the acquisition was funded with net proceeds from the Company’s Public Offering. Individuals with direct or indirect interests in the seller (as defined herein) of the Property who are direct or indirect owners of the Sponsor and PHA received only Class K OP Units and no cash as consideration.
The Procaccianti Group, LLC (the “Procaccianti Group”), an affiliate of the Sponsor, had the right to purchase the membership interests in Gano pursuant to that certain Membership Interest Purchase Agreement by and among Procaccianti Group, as buyer, and TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, EHI Gano Holdings, Inc. and TPG DP Investors, LLC, collectively as seller (“Seller”), dated as of January 14, 2020 (as amended, the “MIPA”). The Seller entities are affiliated with the Sponsor, and some are controlled by certain members of the investment committee of PHA. On February 27, 2020, Procaccianti Group assigned, and the Operating Partnership assumed, Procaccianti Group’s right, title and interest in and under the MIPA (the “Assignment”), pursuant to that certain Assignment of Membership Interest Purchase Agreement, by and between Procaccianti Group and the Operating Partnership (the “Assignment Agreement”), giving the Operating Partnership the right to acquire the membership interests of Gano for the Purchase Price.
At the Closing, the lender increased the loan by $2,000,000 to provide additional capital for the acquisition of the Property (as assumed and increased, the “Loan”). The Loan is collateralized by the Property, has an outstanding principal amount of approximately $16,936,901 and bears interest at a fixed rate of 4.25% per annum. The Loan matures on May 15, 2025 (the “Maturity Date”). The Loan provides for interest only monthly payments for 35 months, with payments based on a 30-year amortization schedule thereafter. The Loan may be prepaid at any time with 15 days’ prior notice, subject to a declining prepayment premium ranging from 2.0% – 0.5% of the outstanding loan balance, depending on the year of prepayment, as more fully described in the loan agreement. The loan agreements contain affirmative covenants, negative covenants and events of default.
In connection with the acquisition, the Company incurred an acquisition fee payable to PHA of approximately $441,370, or 1.5% of the Gross Contract Purchase Price, which will be deferred until the occurrence of a liquidation event of the Company and is subordinate to certain stockholders’ returns.
In November 2019, the Company prepaid $75,000 for a franchise fee application relating to the acquisition of Gano. This amount is included within the due from related parties balance on the consolidated

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
balance sheet at December 31, 2019. The Company received reimbursement for the payment on upon completion of the acquisition on February 27, 2020.
Amended and Restated Operating Partnership Agreement
In connection with the Assignment, effective February 27, 2020, the Company, as general partner of the Operating Partnership, Procaccianti Hotel REIT, LP, LLC and certain principals and affiliates of the Sponsor that were issued Class K OP Units entered into an Amended and Restated Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P. (the “Amended and Restated Operating Partnership Agreement”). Below is a summary of the material terms of the Amended and Restated Operating Partnership Agreement:
Partnership interests in the Operating Partnership are divided into “units.” The Operating Partnership has various classes of units: general partnership units, limited partnership common units, subdivided further into classes corresponding to the Company’s classes of capital stock: Class A limited partnership units (“Class A OP Units”), Class K OP Units, Class K-I limited partnership units (“Class K-I OP Units”), Class K-T limited partnership units (“Class K-T OP Units”) and Class B limited partnership units (“Class B OP Units”). General partnership units represent an interest as a general partner in the Operating Partnership and the Company, as general partner, will hold all such units.
For each limited partnership common unit received, investors generally will be required to contribute money or property, with a net equity value determined by the general partner. Holders of limited partnership units will not be obligated to make additional capital contributions to the Operating Partnership. Further, such holders will not have the right to make additional capital contributions to the Operating Partnership or to purchase additional limited partnership units without the Company’s consent as general partner.
Limited partners do not have the right to participate in the management of the Operating Partnership. Limited partners who do not participate in the management of the Operating Partnership, by virtue of their status as limited partners, generally are not liable for the debts and liabilities of the Operating Partnership beyond the amount of their capital contributions. The Company, however, as the general partner of the Operating Partnership, is liable for any unpaid debts and liabilities. The voting rights of the limited partners are generally limited to approval of specific types of amendments to the Amended and Restated Operating Partnership Agreement. With respect to such amendments, each class of limited partnership common unit has one vote. Further, the limited partners have no right to remove the Company as the general partner.
Under certain circumstances, holders of limited partnership units of any class may be restricted from transferring their interests without the consent of the general partner. After owning a limited partnership common unit for one year, limited partnership common unitholders generally may, subject to certain restrictions, exchange limited partnership units for the cash value of a corresponding number of units of the Company’s common stock or, at the Company’s option, a corresponding number of units of the Company’s common stock, which may be accelerated in certain extraordinary transactions described in the Amended and Restated Operating Partnership Agreement.
The Amended and Restated Partnership Agreement specifies the manner in which distributions from the Operating Partnership will be made to partners and accrue under the Amended and Restated Partnership Agreement. Holders of Class K OP Units, Class K-I OP Units and Class K-T OP Units are generally entitled to receive payment distributions prior to the holders of any other class of limited partnership units. Distributions accrue automatically with respect to Class K OP Units, Class K-I OP Units and Class K-T OP Units at the same rate as under the Company’s charter with respect to the corresponding common share classes. In general, the priority of distributions in the Amended and Restated Partnership Agreement reflects the same priority as in the Company’s charter with respect to the corresponding common shares.

Procaccianti Hotel REIT, Inc.
Notes to Consolidated Financial Statements
Submission of Matters to a Vote of Security Holders
On March 3, 2020, the Company held a special meeting of its stockholders (the “Special Meeting”), at which its stockholders were asked to consider and vote on (1) a proposal to amend the Company’s charter (the “Charter”) in order to increase the rate at which cash distributions on shares of K Shares, K-I Shares and K-T Shares automatically accrue under the Charter from 6% to 7% per annum of the K Share Distribution Base (as defined in the Charter) of such K Share, K-I Share Distribution Base (as defined in the Charter) of such K-I Share and K-T Share Distribution Base (as defined in the Charter) of such K-T Share, respectively (as defined herein). Pursuant to the Charter, the K Share Distribution Base is equal to $10.00 per K Share, the K-I Share Distribution Base is equal to $10.00 per K-I Share, and the K-T Share Distribution Base is equal $10.00 per K-T Share, each subject to reduction due to any special distributions of excess cash from net sales proceeds that the board of directors of the Company may authorize the Company to pay and (2) a proposal to amend the Charter in order to increase the maximum rate at which distributions on shares of A Shares may be authorized by the Company’s board of directors and declared by the Company from 6% to 7% of the stated value of an A Share ($10.00) from income and cash flow from ordinary operations on a cumulative basis.
The Company previously filed with the SEC a definitive proxy statement/prospectus and related materials pertaining to the Special Meeting, which describe in detail each of the proposals submitted to the Company’s stockholders to be voted on at the Special Meeting.
At the Special Meeting, there were present, in person or by proxy, stockholders holding an aggregate of approximately 1,906,673.55 shares of the Company’s common stock, representing approximately 52.27% of the total number of 3,647,647 shares of the Company’s common stock issued and outstanding as of December 17, 2019, the record date for the Special Meeting, and entitled to vote at the Special Meeting.
Novel Coronavirus (COVID-19) Update
Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus (COVID-19). The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, certain responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that required temporary closure of certain travel and hospitality. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration our Springhill Suites hotel in Wilmington, NC was instructed to close effective March 30, 2020 and will remain closed until April 13, 2020 unless such declaration is extended or rescinded. The Company has implemented cost elimination and efficiency initiatives at each of the hotels by reducing labor costs and tempering certain services and amenities. The COVID-19 outbreak and associated responses could negatively impact future hotel revenues and operations at the Company’s properties, which could result in a material impact to the Company’s future results of operations, cash flows and financial condition. The Company believes cash and restricted cash on hand, cash generated from operations, proceeds from our Public Offering and borrowings from other sources, including advances from the Company’s Sponsor, if necessary, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months from March 30, 2020, the date of this report.