Form 10-K/A
period 2019-12-31
PROCACCIANTI HOTEL REIT, INC.
filed 2020-04-20
CIK 1692345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
As of April 17, 2020, there were 3,301,738 shares of the Registrant’s Class K common stock issued and outstanding, 631,699 shares of the Registrant’s Class K-I common stock issued and outstanding, 47,989 shares of the Registrant’s Class K-T common stock issued and outstanding, 537,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed on March 30, 2020 (the “Original Filing”) by Procaccianti Hotel REIT, Inc., a Maryland corporation (the “Company”, “we” or “us”). We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
As of the date of this report, our directors, and their ages and positions and offices, are as follows:
Name	Age	Positions
James A. Procaccianti	61	President, Chief Executive Officer, & Chairman of the Board of Directors
Gregory Vickowski	58	Chief Financial Officer, Treasurer, Director
Lawrence Aubin	73	Independent Director
Thomas R. Engel	75	Independent Director
Ronald S. Ohsberg	55	Independent Director
James A. Procaccianti has served as our president, chief executive officer and chairman of the Board since August 2016, and is responsible for overall strategic planning, organizational development, new business development, investor relations, franchise relations, and acquisitions. Mr. Procaccianti has served as the president and chief executive officer of Procaccianti Companies, our sponsor, and its predecessors since February 1980. In addition, he has served as a manager of Procaccianti Hotel Advisors, LLC, our advisor, since August 2016 and has served on the advisor’s investment committee since August 2016.
For more than 30 years Mr. Procaccianti has been in the business of acquiring, renovating, and managing investment real estate. Mr. Procaccianti possesses the hands-on experience that can only come from having owned, managed, or developed over 20 million square feet of real estate — billions of dollars of commercial and residential properties.
In the hospitality industry, Mr. Procaccianti has owned, operated, and managed more than 100 hotels. Mr. Procaccianti has developed franchise relationships with top hotel brand families, such as Hyatt, Marriott, Hilton, Starwood, and InterContinental Hotels Group, or IHG. Additionally, he has completed numerous complex acquisitions with national institutional real estate investors, such as GE Pension Trust, Starwood, FelCor, Lend Lease, Host Marriott/Marriott International, Bank of America, and CalPERS, the largest public employee pension fund in the United States.
Mr. Procaccianti is a highly active corporate citizen, serving on multiple executive boards, including the board of trustees for Rhode Island Hospital, the advisory committee for Hasbro Children’s Hospital, and the board of directors for Crossroads RI, Rhode Island’s largest homeless shelter. Additionally, Mr. Procaccianti established the Procaccianti Family Foundation, which provides monetary and in-kind support for dozens of nonprofit organizations.
Providence Business News recently recognized Mr. Procaccianti as one of the top 25 ‘Driving Forces’ for his contributions to the Rhode Island business community for his efforts and success over the past twenty five years.

Mr. Procaccianti was selected to serve as a director and chairman because of his extensive hotel, real estate and capital markets experience, in addition to his leadership role with our sponsor, all of which are expected to bring valuable insight to the Board.
Mr. Procaccianti attended Bryant University in Smithfield, Rhode Island.
Gregory Vickowski has served as our chief financial officer and treasurer since August 2016. He also has served as Chief Financial Officer of our sponsor, its subsidiaries, and predecessors and TPG since December 2005. In addition, he has served as a manager of our advisor since and on its investment committee since August 2016. He is responsible for raising and negotiating equity and debt financing, negotiation of purchase and sale agreements in support of asset acquisitions and dispositions, and participating in hotel management/franchise company selection, contract negotiation, and implementing our investment strategy and asset management for our investment portfolio while also overseeing all areas of accounting and management information systems. He also oversees the management of the sponsors’ other investment funds, which have assets with a gross value of nearly $1 billion.
Mr. Vickowski joined the predecessor of the sponsor as corporate controller in 1988 and has been instrumental in growing the sponsor into a nationally recognized hospitality organization. He has more than 25 years of hospitality industry experience encompassing all aspects of hotel investment and ownership. He has sourced direct deals and developed creative partnerships/ownership structures, has been involved in the review of hundreds of real estate investment transactions, and has negotiated contracts with virtually every major hospitality brand. He has developed long-standing relationships with key industry brokers and leading lenders, has completed complex purchase transactions with Met Life, Starwood, Host Marriott, Lend Lease, IHG, Hyatt, Hilton, Lowe Enterprises, FelCor Lodging, and CalPERS, and has completed equity investments with Och-Ziff, CalPERS, Rockpoint, and others.
Prior to joining the sponsor, Mr. Vickowski worked for a real estate development company where he was responsible for finance and information technology. He also served as a member of the management team at an international architectural firm in corporate finance.
Mr. Vickowski earned a bachelor’s degree from the University of Massachusetts-Dartmouth in business administration, a master’s degree from the University of Rhode Island in Kingston, Rhode Island in Business with course concentrations in finance and MIS and a master’s degree in taxation from Bryant University in Smithfield, Rhode Island. He is a member of the Pension Real Estate Association and the Hotel Asset Management Association.
Mr. Vickowski was selected to serve as a director because of his extensive financial and investment expertise and experience in hotel, real estate and capital markets, in addition to his leadership role as Chief Financial Officer with our sponsor, all of which are expected to bring valuable insight to the Board.
Lawrence Aubin has served as an independent director since August 2016. Mr. Aubin has served as the President and CEO of Aubin Corporation, a commercial and industrial development firm headquartered in Seekonk, Massachusetts since November 1983. An active corporate and community leader, Mr. Aubin has focused his service on support of organizations that are intrinsic to the regional economy and essential to growth in human capital and quality of life in southeastern New England.
Since October 2014, Mr. Aubin has served as the Chairman of Lifespan Corporation, a Rhode Island-based health network encompassing Rhode Island Hospital and Hasbro Children’s Hospital and three other hospitals (The Miriam Hospital, Newport Hospital, and Bradley Hospital), as well as Gateway Healthcare, the region’s largest behavioral health provider, He previously served as Vice Chairman of the Lifespan Board of Director’s Co-chairman of the combined Board of Trustees of Rhode Island Hospital and The Miriam Hospital, and Chairman of the Board of Trustees of Rhode Island Hospital.
At the Board level, Mr. Aubin helped to lead strategic investments and realignments supporting new levels of innovation, effectiveness, and efficiency among Lifespan’s member organizations — including the blending of the unique strengths of two distinguished teaching hospitals, Rhode Island Hospital and The Miriam Hospital. Mr. Aubin has also chaired or served on the Lifespan Development Committee, Finance Committee, and Facilities Committee — helping to transform the Rhode Island Hospital campus through construction of the Bridge Building, the Emergency Department, the Comprehensive Cancer Center, new surgical suites, and a pediatric imaging center, and restoration of the historic Jane Brown Building to create state-of-the-art clinical space.
Mr. Aubin is a member of the Commercial Banking Advisory Board of Citizens Bank, and has contributed his expertise to the boards of several leading regional financial institutions — including Durfee-Attleboro Bank, South Shore Bank, and Bank of Boston — over the past four decades. Since 2009, he has served as a member of the Providence College Business Advisory Council.
Mr. Aubin was selected to serve as a director because of his extensive leadership skills in running large institutional organizations, in addition to his leadership and experience in the real estate industry, all of which are expected to bring valuable insight to the Board.
Thomas R. Engel has served as an independent director in August 2016. Mr. Engel has served as the President of T.R. ENGEL Group, LLC, since May 1998, a Boston-based, entrepreneurial hotel advisory and asset management firm. Mr. Engel is actively engaged as a hotel advisor and asset manager across three continents, working on the toughest and most sophisticated of client lodging assignments. Prior to forming T.R. Engel, Thomas Engel spent eight (8) years as Executive Vice President, Equitable Real Estate Investment Management Inc., (Equitable/AXA) where he founded, then managed its $1.8 billion global Lodging and Leisure Group. Earlier he created/co-founded three lodging brands — Embassy Suites, Crowne Plaza Hotels & Resorts and Hawthorn Suites by Wyndham hotels. Mr. Engel has also served as a director of Eagle Hospitality Properties Trust (Formerly NYSE: EHP).
Mr. Engel entered the lodging business following an earlier career in brand management at Unilever and Revlon, Inc., New York City. Engel graduated from the University of St. Thomas and Northwestern University. He is an adjunct professor, Chairman, Advisory Board, Boston University’s School of Hospitality Administration, Member of American Hotel & Lodging Associations Investment and Management Committees. Veteran of the United States Marine Corps Air Corps.
Mr. Engel was selected to serve as a director because of his extensive experience in the hospitality brands industry, prior board experience and leadership skills in the oversight of hospitality assets, all of which are expected to bring valuable insight to the Board.
Ronald S. Ohsberg has been an independent director since August 2016. Mr. Ohsberg also serves as the chairman of our audit committee. Mr. Ohsberg has been the Senior Executive Vice President, Chief Financial Officer and Treasurer of the Washington Trust Bancorp since February 2018, having joined the company as Senior Executive Vice President and Treasurer in June 2017. Washington Trust Bancorp offers a comprehensive range of financial services, including commercial banking, mortgage banking, personal banking, and wealth management and trust services through its offices located in Rhode Island, Connecticut and Massachusetts.
Previously, he served as Executive Vice President — Finance of Linear Settlement Services since July 2016 in Middletown, Rhode Island. Linear provides nationwide title insurance and closing services pertaining to commercial and residential real estate transactions. Prior to joining Linear Settlement Services, Mr. Ohsberg spent twelve years at Citizens Financial Group (Citizens), a $138 billion Rhode Island-based bank holding company, in various capacities including Executive Vice President, Corporate Controller and Chief Accounting Officer since 2009. In this position he assisted in executing the largest United States commercial bank IPO in a series of four equity offerings aggregating $12.3 billion and established Citizens’ Sarbanes-Oxley public-company governance structure and procedures. He was also responsible for all SEC and regulatory reporting and corporate accounting functions as well as a member of various corporate governance committees. Commencing in 2004 through 2009, he was Senior Vice President, Director of Corporate Reporting at Citizens responsible for all aspects of financial reporting to Citizens’ regulators and its parent Company, Royal Bank of Scotland.
Mr. Ohsberg also worked at Bank of America’s predecessor FleetBoston Financial from 1992 to 2004 in various positions culminating as Senior Vice President, Director of Accounting. He was responsible for the monthly accounting closing process and associated analytics of a $200 billion financial institution, in addition to managing the successful corporate-wide implementation of Sarbanes-Oxley procedures. Mr. Ohsberg started his career in the audit department at KPMG, an international audit, tax and advisory firm.
Mr. Ohsberg received Bachelor of Science degrees in Accounting and Finance, and Master of Business Administration degree, from the University of Rhode Island. Mr. Ohsberg is also a Certified Public Accountant.
Mr. Ohsberg was selected to serve as a director because of his extensive financial, accounting and public company reporting and compliance expertise and experience, in addition to his leadership role with Linear, all of which are expected to bring valuable insight to the Board.
Committees of our Board of Directors
Audit Committee
The Board maintains one standing committee, the audit committee, to assist in fulfilling its responsibilities. The audit committee is composed of Messrs. Aubin, Engel and Ohsberg, all three of whom are independent directors. The audit committee reports regularly to the full Board and annually evaluates its performance. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the Board. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our website at www.procaccianti.com by clicking on “Corporate Governance,” and then on “Audit Committee Charter.”
Although our shares are not listed for trading on any national securities exchange, all three members of the audit committee meet the current independence and qualifications requirements of the New York Stock Exchange, as well as our charter and applicable rules and regulations of the SEC. While all three members of the audit committee have significant financial and/or accounting experience, the Board has determined that Mr. Ohsberg satisfies the SEC’s requirements for an “audit committee financial expert” and has designated Mr. Ohsberg as our audit committee financial expert.
Compensation Committee
Our Board believes that it is appropriate for our Board not to have a standing compensation committee based upon the fact that our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers or non-independent directors.
Nominating Board of Directors — Functions
We believe that our Board is qualified to perform the functions typically delegated to a nominating committee, and that the formation of a separate committee is not necessary at this time. Therefore, all members of our Board develop the criteria necessary for prospective members of our Board and participate in the consideration of director nominees. The primary functions of the members of our Board relating to the consideration of director nominees are to conduct searches and interviews for prospective director candidates, if necessary, review background information for all candidates for the Board, including those recommended by stockholders, and formally propose the slate of director nominees for election by the stockholders at the annual meeting.

Executive Officers
The following individuals currently serve as our executive officers:
James A. Procaccianti, age 61, serves as our President and Chief Executive Officer, is one of our directors, and is a member of our advisor’s investment committee. Mr. Procaccianti is also the President and Chief Executive Officer of our sponsor and is a manager of our advisor. For more than 30 years, Mr. Procaccianti has been in the business of acquiring, renovating, and managing investment real estate. Mr. Procaccianti has owned, managed, or developed over 20 million square feet of real estate. Within the hospitality industry, Mr. Procaccianti has owned, operated, and managed more than 100 hotels. Through his vision and leadership, Procaccianti Companies has grown to become one of the largest private hotel companies in the country. He has been instrumental in developing franchise relations with top hotel brand families, such as Hyatt, Marriott, Hilton, Starwood, and IHG. He has completed numerous complex acquisitions with national institutional real estate investors, such as GE Pension Trust, Starwood, FelCor, Lend Lease, Host Marriott/Marriott International, Bank of America, and CalPERS, the largest public employee pension fund in the United States.
Gregory Vickowski, age 58, serves as our Chief Financial Officer and Treasurer, is one of our directors, and is a member of our advisor’s investment committee. Mr. Vickowski also serves as Chief Financial Officer for the sponsor and TPG and is a manager of our advisor. He is responsible for raising and negotiating equity and debt financing; negotiating purchase and sale agreements in support of asset acquisitions and dispositions; participating in hotel management/ franchise company selection and contract negotiation; and implementing our investment strategy and asset management function for our investment portfolio, while also overseeing all areas of accounting and management information systems. He further oversees the management of our sponsor’s other investment funds, which have assets with a gross value of nearly $1 billion. Mr. Vickowski joined Procaccianti Companies in 1988 and has been instrumental in its growth into a nationally recognized hospitality organization. He has more than 25 years of hospitality industry experience encompassing all aspects of hotel investment and ownership. He has sourced direct deals and developed creative partnerships/ownership structures, has been involved in the review of hundreds of real estate investment deals, and has negotiated contracts with virtually every major hospitality brand. He has developed long-standing relationships with key industry brokers and leading lenders and has completed complex transactions with Met Life, Starwood, Host Marriott, Lend Lease, IHG, Hyatt, Hilton, Lowe Enterprises, FelCor Lodging, and CalPERS and has completed equity investments with Och-Ziff, CalPERS, Rockpoint, and others.
Ron Hadar, age 50, has served as our secretary and general counsel since August 2016. Mr. Hadar has also served as our sponsor’s assistant general counsel since August 2015 and became the sponsor’s and TPG’s general counsel in January 2016. Mr. Hadar has also served as our advisor’s general counsel since August 2016. He is responsible for all legal matters with respect to hotel development, acquisitions and divestitures, debt and capital placement, contracting matters, corporate governance, and asset management for the Procaccianti Companies, its subsidiaries, and our advisor.
Mr. Hadar has over 20 years of experience as a transactional business and real estate attorney. Mr. Hadar joined Procaccianti Companies after serving as general counsel to The Richmond Company, Inc., a real estate development company from June 2005 to June 2015, where he enjoyed a 10-year career overseeing all legal matters with respect to the acquisition, development, and ownership of a variety of commercial and residential real estate assets. Prior to that role, Mr. Hadar was with several national and regional law firms in Boston, Massachusetts, where he focused on capital markets transactions and corporate and real estate matters.
Mr. Hadar received his law degree from The University of Denver, Sturm College of Law in 1995, in Denver, Colorado. He received his undergraduate degree from the University of Rochester in 1990, in Rochester, New York. Mr. Hadar is admitted to practice in the Commonwealth of Massachusetts and as an In House Attorney with the State of Rhode Island. In addition, has been a lecturer with Massachusetts Continuing Legal Education on various real estate matters and a member of the Massachusetts, Rhode Island, and American Bar Associations.
Our executive officers have stated that there are no arrangements or understandings of any kind between them and any other person relating to their appointments as executive officers.

Delinquent Section 16(a) Reports
Under U.S. securities laws, once our shares of common stock are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), directors, executive officers and any persons beneficially owning more than 10% of our outstanding common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. During 2019, our shares of common stock were not registered under the Exchange Act and thus no reports were required to be filed by the persons described above in 2019
Code of Business Conduct and Ethics
Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board, our officers and employees, and the employees of our advisor. The policy may be located on our website at https://www.prochotelreit.com by clicking on “Corporate Governance,” and then on “Code of Business Conduct and Ethics.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.
ITEM 11.
EXECUTIVE COMPENSATION

We have no employees. Our executive officers do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers. In addition, our board of directors believes that it is appropriate for our board not to have a standing compensation committee based upon the fact that our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers or non-independent directors.
Our executive officers are also officers of our advisor, and its affiliates, including TPG Hotels and Resorts, Inc. and its affiliates and/or designees, our property manager, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our advisory agreement and our property management and leasing agreement. We also reimburse our advisor for its provision of administrative services, including related personnel costs, subject to certain limitations.
Compensation of Directors
Directors who are also officers or employees of our advisor or their affiliates (Messrs. Procaccianti and Vickowski) do not receive any special or additional remuneration for service on the Board or any of its committees. Each non-employee director receives compensation for service on the Board and any of its committees as provided below:
•
an annual retainer of $27,500 (pro-rated for a partial term);

•
$1,000 for each board meeting attended in person;

•
$500 for each board meeting attended by telephone conference;

•
$500 for each audit committee meeting attended in person ($375 for attendance by the chairperson of the audit committee at each meeting of the audit committee);

•
$250 for each audit committee meeting attended by telephone conference; and

•
in the event that there is a meeting of the Board and one or more committees on a single day, the fees paid to each director will be limited to $1,500 per day.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board.
Our long-term incentive plan provides each new independent director that joins our Board with 250 restricted K Shares in connection to his or her initial election to the Board. In addition, in connection with an independent director’s re-election to our Board at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of our company.
We have authorized and reserved 5,000,000 K Shares and 1,500,000 A Shares for issuance under our long-term incentive plan. Our long-term incentive plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to directors, officers, employees and consultants of ours selected by our Board for participation in our long-term incentive plan. Restricted stock and stock options granted under the long-term incentive plan will not exceed an amount equal to 5% of the outstanding shares of our K Shares and A Shares on the date of grant of any such award. Any stock options granted under the long-term incentive plan will have an exercise price or base price that is not less than fair market value of our K Shares or A Shares on the date of grant.
Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2019:
Name	Fees Earned or Paid in Cash		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensations Earnings	All Other Compensation	Total
James A. Procaccianti	$		$		$	$	$	$	$
Gregory Vickowski	$		$		$	$	$	$	$
Lawrence Aubin		$33,000		$7,500	$	$	$	$		$40,500
Thomas R. Engel		$33,000		$7,500	$	$	$	$		$40,500
Ronald S. Ohsberg		$33,750		$7,500	$	$	$	$		$41,250
Compensation Committee Interlocks and Insider Participation
We do not have a standing compensation committee and do not separately compensate our executive officers. Therefore, none of our executive officers participated in any deliberations regarding executive compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
During the fiscal year ended December 31, 2019, James A. Procaccianti and Gregory Vickowski also served as officers, directors and/or key personnel of our advisor, our property manager, and/or other affiliated entities. As such, they did not receive any separate compensation from us for services as our directors and/or executive officers. For information regarding transactions with such related parties, see Item 13 of this Annual Report on Form 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities
We adopted the Long-Term Incentive Plan, pursuant to which our Board has the authority to grant restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to persons eligible under the plan. The maximum number of shares of our stock that may be issued pursuant to the Long-Term Incentive Plan is not to exceed an amount equal to 5% of the outstanding shares of our K Shares and A Shares on the date of grant of any such award. The following table provides information regarding the Long-Term Incentive Plan as of December 31, 2019:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)
Equity compensation plans not approved by security holders
Total

(1)
On February 11, 2019, we granted 500 shares of Class K common stock to each of our independent directors. On July 11, 2019, we granted an additional 250 shares of Class K common stock to each of the three independent directors. The fair value of each share of our Class K common stock was estimated at the date of grant at $10.00 per share. As of December 31, 2019, we had issued an aggregate of 2,250 shares of Class K common stock to our independent directors in connection with their appointment or re-election to our Board. Restricted share awards vest over a specified period of time or upon attainment of pre-established performance objectives.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock
The following table sets forth information as of April 16, 2020 regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on the outstanding shares of common stock, as of April 16, 2020.
Beneficial Owner	Number of Common Stock Beneficially Owned	Percent of All Common Stock Shares
TPG Hotel REIT Investor, LLC(1)	514,410	11.08%
Directors and Executive Officers
James A. Procaccianti	(2)	11.08%
Gregory Vickowski	(3)	11.08%
Lawrence Aubin(4)	750	*
Thomas R. Engel(4)	750	*
Ronald S. Ohsberg(4)	750	*
All executive officers and directors as a group (5 persons)	516,660	11.13%

*
represents less than 1.0% of the outstanding common stock.

(1)
TPG Hotel REIT Investor, LLC is wholly-owned by TPG Hotel REIT Investor Holdings, LLC. As a result, the shares disclosed as beneficially owned by TPG Hotel REIT Investor, LLC are also included in the aggregate number of shares beneficially owned by each of Mr. Procaccianti and Mr. Vickowski. The address of each of TPG Hotel REIT Investor, LLC and TPG Hotel REIT Investor Holdings, LLC is 1140 Reservoir Avenue, Cranston, Rhode Island 02920.

(2)
Mr. Procaccianti is a managing member of TPG Hotel REIT Investor Holdings, LLC, which is the sole parent of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Procaccianti possesses dispositive power with respect to the 514,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.
(3)
Mr. Vickowski is a managing member of TPG Hotel REIT Investor Holdings, LLC, which is the sole parent of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Vickowski possesses dispositive power with respect to the 514,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.

(4)
Independent Director.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions
Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2019. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.
Under SEC rules, a related person transaction is any transaction or any currently proposed transaction in which the Company was or is to be a participant, the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. A “related person” is a director, officer, nominee for director or a more than 5% shareholder since the beginning of our last completed fiscal year, and their immediate family members.
Each of our executive officers is affiliated with our advisor and its affiliates. In addition, each of our executive officers also serves as an officer of our advisor, property manager and/or other affiliated entities.
Substantially all of our business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership that is wholly-owned by us (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. We are managed by our advisor, Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an advisory agreement by and among us, our Operating Partnership and PHA (the “Advisory Agreement”). PHA is an affiliate of our sponsor, Procaccianti Companies, Inc.
Advisory Agreement
Pursuant to the Advisory Agreement, PHA oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, and other administrative services. PHA also oversees the performance of the Company’s corporate operations and required administrative services, which includes being responsible for the financial records the Company is required to maintain and preparing reports to stockholders and reports filed with the SEC. In addition, PHA assists an independent valuation firm and the Company’s Board in calculating and determining the Company’s Net Asset Value (NAV), and assists the Company in overseeing the preparation and filing of its tax returns, the payment of its expenses and for the performance of administrative and professional services rendered to the Company by others.
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
We pay to our advisor 1.5% of the gross contract purchase price of each property or asset acquired. The contract purchase price is the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. There were no acquisition fees incurred for the year ended December 31, 2019.
We pay to our advisor an asset management fee calculated on a quarterly basis in an amount equal to 1/4th of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP, or the asset management fee. Asset management fees increased to $352,288 for the year ended December 31, 2019 from $186,953 for the year ended December 31, 2018. The $165,335 increase in asset management fees is primarily driven by the fact that we owned all three of our hotel properties during the full twelve-month period ended December 31, 2019, but owned the Springhill Suites Wilmington and Staybridge Suites St. Petersburg properties for only nine months and three days and owned the Hotel Indigo Traverse City for only four months and fifteen days during 2018. We have deferred all payments of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. There were no acquisition fees incurred for the year ended December 31, 2019. Acquisition fees incurred for the year ended December 31, 2018 were $537,980 and related to both the purchase of a 51% interest in PCF and the acquisition of the Hotel Indigo Traverse City.
As of December 31, 2019, the Company had advanced $730,000 to PHA for general and administrative expenses to be paid by PHA on behalf of the Company. The amount advanced exceeded expenses paid by $274,876, which is included in due from related parties in the consolidated balance sheets as of December 31, 2019.
Management Agreement
The Company entered into management agreements with PHR St Petersburg Hotel Manager, LLC (the “St. Pete Manager”) to operate and manage the St. Pete Hotel and with PHR Wilmington Hotel Manager, LLC (the “Wilmington Manager”) to operate and manage the Wilmington Hotel, including making all human resource decisions. The St. Pete Manager and the Wilmington Manager are affiliates of the Company. The terms of the agreements are for 4 years beginning June 29, 2017 and May 24, 2017 for the St. Pete Hotel and the Wilmington Hotel respectively. The employees of the hotels are employed by St. Pete Manager and Wilmington manager; however, per the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels.
Aggregate property management fees incurred for the years ended December 31, 2019 were $530,307 and are included in property management fees to affiliates on the consolidated statements of operations. As of December 31, 2019 $28,371 of accrued property management fees payable were included in due to related parties on the consolidated balance sheets. Aggregate net reimbursements for certain expenses for the year ended December 31, 2019 was $57,879. As of December 31, 2019, $11,665 of expense reimbursements were included in due to related parties on the consolidated balance sheets. During the years ended December 31, 2019, the Company paid $228,302 to TPG Risk Services, LLC, an affiliate of the Company, for the reimbursement of prepaid insurance at the hotel properties. As of December 31, 2019, $548 of prepaid insurance reimbursements was included in due to related parties on the consolidated balance sheets.
Review, Approval or Ratification of Transactions with Related Persons
In order to reduce or eliminate certain potential conflicts of interest, (A) our charter contains a number of restrictions relating to (1) transactions we enter into with our sponsor, our directors and our advisor and its affiliates, and (2) certain future offerings, and (B) the advisory agreement contains procedures and restrictions relating to the allocation of investment opportunities among entities affiliated with our advisor. These restrictions include, among others, the following:
•
We will not purchase or lease properties from our sponsor, our advisor, any of our directors, or any of their respective affiliates without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its current appraised value. We will not sell or lease properties to our sponsor, our advisor, any of our directors, or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.

•
We will not make any loans to our sponsor, our advisor, any of our directors, or any of their respective affiliates, except that we may make or invest in mortgage loans involving our sponsor, our advisor, our directors or their respective affiliates, if such mortgage loan is insured or guaranteed by a government or government agency or provided, among other things, that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. Our sponsor, our advisor, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•
Our advisor and its affiliates will be entitled to reimbursement, at cost, at the end of each fiscal quarter for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, that we will not reimburse our advisor at the end of any fiscal quarter for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the four consecutive fiscal quarters then ended exceeded the greater of (i) 2.0% of our average invested assets for such period or (ii) 25.0% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for such period, unless our independent directors determine such excess expenses are justified.

•
If an investment opportunity becomes available that is deemed suitable, after our advisor’s and our board of directors’ consideration of pertinent factors, for both us and one or more other entities affiliated with our advisor, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. In determining whether or not an investment opportunity is suitable for more than one such entity, our advisor and our board of directors shall examine, among others, the following factors:

•
which vehicle has available cash (including availability under lines of credit) to acquire an investment;

•
concentration and diversification concerns for a vehicle relative to the prospective investment;

•
how the investment size, potential leverage, transaction structure and anticipated cash flows affect each vehicle in light of the vehicles targeted returns and cash flow needs;

•
whether the estimated transaction timing will be more advantageous (or possible) for a particular vehicle;

•
how closely aligned the proposed investment is with a vehicle’s investment objectives; and

•
whether the proposed investment conforms to the brand, class and operation parameters of a particular vehicle’s property acquisitions objectives.

If a subsequent development, such as a delay in the closing of the acquisition or construction of a property, causes any such investment, in the opinion of our advisor, to be more appropriate for a program other than the program that committed to make the investment, our advisor may determine that another program affiliated with our advisor or its affiliates will make the investment. Our board of directors, including our independent directors, has a duty to ensure that the method used by our advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is reasonable and applied fairly to us.
Director Independence
As required by our Charter, a majority of the members of our Board must qualify as “independent directors” as affirmatively determined by the Board. Our Board consults with our legal counsel and counsel to the independent directors, as applicable, to ensure that our Boards’ determinations are consistent with our charter and applicable securities and other laws and regulations regarding the definition of “independent director.”
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Aubin, Engel and Ohsberg qualify as independent directors. A copy of our independent director definition, which is contained in our charter and complies with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, or the NASAA REIT Guidelines, was attached as an appendix to the proxy statement for our 2019 Annual Meeting of Stockholders, which was filed with the SEC on April 26, 2019. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the New York Stock Exchange.
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-approval Policies
The audit committee’s charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the audit committee.
All requests for services to be provided by the independent auditor that do not require specific pre-approval by the audit committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditors.
Requests to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The chairman of the audit committee has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, including a subscription to an accounting research website, require specific pre-approval by the audit committee prior to the engagement of E&Y. All amounts specifically pre-approved by the chairman of the audit committee in accordance with this policy, are to be disclosed to the full audit committee at the next regularly scheduled meeting.
All services rendered by E&Y for the years ended December 31, 2019 and December 31, 2018 were pre-approved in accordance with the policies and procedures described above.
Audit Fees
Ernst & Young LLP (“E&Y”) is the independent registered public accounting firm selected by our audit committee for the fiscal year ended December 31, 2020. E&Y has served as our independent registered public accounting firm since 2016. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws. [E&Y representatives will be present at the 2020 Annual Meeting of Stockholders and will have the opportunity to make a statement if they desire to do so. In addition, E&Y representatives will be available to respond to appropriate questions posed by any stockholders.]
During the period beginning December 31, 2018 through the most recent fiscal year ended December 31, 2019 and through the subsequent interim period, neither the Company nor anyone on its behalf consulted with E&Y regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company’s financial statements; or (3) any matter that was either the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).
The audit committee reviewed the audit and non-audit services performed by E&Y, as well as the fees charged by E&Y for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of E&Y. The aggregate fees billed to us for professional accounting services by E&Y for the years ended December 31, 2019 and December 31, 2018 are respectively set forth in the table below.
	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees	$490,132	$738,092
Audit-related fees	—	—
Tax fees	14,065	—
All other fees	—	84,400
Total	$504,197	$822,492
For purpose of the preceding table, the professional fees are classified as follows:
•
Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.

•
Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC rules promulgated pursuant to the Sarbanes Oxley Act of 2002.

•
Tax fees — These are fees for all professional services performed by professional staff in E&Y’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•
All other fees — These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.

PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)
Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:
EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROCACCIANTI HOTEL REIT, INC.
Date: April 20, 2020	By:	/s/ James A. Procaccianti
James A. Procaccianti Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: April 20, 2020	By:	/s/ Gregory Vickowski
Gregory Vickowski Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ James A. Procaccianti James A. Procaccianti	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	April 20, 2020
/s/ Gregory Vickowski Gregory Vickowski	Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)	April 20, 2020
/s/ Lawrence A. Aubin Lawrence A. Aubin	Director	April 20, 2020
/s/ Thomas R. Engel Thomas R. Engel	Director	April 20, 2020
/s/ Ronald S. Ohsberg Ronald S. Ohsberg	Director	April 20, 2020