Form 10-Q
period 2020-03-31
PROCACCIANTI HOTEL REIT, INC.
filed 2020-05-15
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

_________________________________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
N/A	N/A	N/A

_________________________________________________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of May 15, 2020, there were 3,278,238 shares of the Registrant’s Class K common stock issued and outstanding, 631,699 shares of the Registrant’s Class K-I common stock issued and outstanding, 47,989 shares of the Registrant’s Class K-T common stock issued and outstanding, 537,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Property and equipment, net	$91,766,589	$63,367,852
Cash	6,433,610	11,370,148
Restricted cash	2,670,919	1,631,649
Accounts receivable, net	143,589	224,429
Due from related parties	63,806	400,446
Prepaid expenses and other assets, net	672,199	758,056
Total Assets	$101,750,712	$77,752,580
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$56,957,732	$39,437,601
Accounts payable, accrued expenses and other, net	3,378,679	2,692,823
Due to related parties	2,087,095	1,308,424
Total Liabilities	62,423,506	43,438,848
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,219,168	-
Stockholders' Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized,
3,301,738 and 2,680,845 shares issued and outstanding, respectively	33,017	26,808
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized,
631,699 and 491,718 shares issued and outstanding, respectively	6,317	4,917
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized,
47,989 and 45,616 shares issued and outstanding, respectively	480	456
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized,
537,410 and 537,410 shares issued and outstanding, respectively	5,374	5,374
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	37,975,146	31,607,360
Cumulative loss	(4,355,399)	(2,265,816)
Cumulative distributions	(2,081,970)	(1,631,573)
Total Stockholders' Equity	31,584,215	27,748,776
Noncontrolling interest	6,523,823	6,564,956
Total Equity	38,108,038	34,313,732
Total Liabilities and Stockholders' Equity	$101,750,712	$77,752,580

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,
	2020	2019
Revenues
Rooms	$2,616,236	$3,170,512
Food and beverage	282,552	286,738
Other operating	102,099	92,261
Total revenues	3,000,887	3,549,511

Expenses
Rooms	692,655	666,316
Food and beverage	262,810	250,758
Other property expenses	1,396,545	1,294,517
Property management fees to affiliates	90,224	106,617
Corporate general and administrative	570,909	464,388
Other fees to affiliates	549,756	87,411
Acquisition costs	72,149	-
Depreciation and amortization	662,512	544,401
Total expenses	4,297,560	3,414,408

Loss on acquisition	(133,521)	-

Operating income (loss)	(1,430,194)	135,103

Interest expense, net	(553,010)	(614,696)
Unrealized loss on interest rate swap	(224,609)	(68,743)
Net loss before income taxes	(2,207,813)	(548,336)
Income tax benefit (expense)	(7,029)	49,764
Net loss	(2,214,842)	(498,572)
Net income (loss) attributable to noncontrolling interests	(125,259)	250,606
Net loss attributable to common stockholders	$(2,089,583)	$(749,178)

Net loss attributable to Class K common stockholders - basic and diluted	$(1,461,066)	$(517,847)
Net loss per Class K common share - basic and diluted	$(0.48)	$(0.34)
Weighted average number of Class K common shares outstanding - basic and diluted	3,042,789	1,522,595

Net loss attributable to Class K-I common stockholders - basic and diluted	$(269,176)	$(10,835)
Net loss per Class K-I common share - basic and diluted	$(0.48)	$(0.34)
Weighted average number of Class K-I common shares outstanding - basic and diluted	560,588	31,863

Net loss attributable to Class K-T common stockholders - basic and diluted	$(22,625)	$(172)
Net loss per Class K-T common share - basic and diluted	$(0.48)	$(0.34)
Weighted average number of Class K-T common shares outstanding - basic and diluted	47,119	510

Net loss attributable to Class A common stockholders - basic and diluted	$(258,047)	$(159,316)
Net loss per Class A common share - basic and diluted	$(0.48)	$(0.34)
Weighted average number of Class A common shares outstanding - basic and diluted	537,410	468,410

Net loss attributable to Class B common stockholders - basic and diluted	$(78,669)	$(61,008)
Net loss per Class B common share - basic and diluted	$(0.63)	$(0.49)
Weighted average number of Class B common shares outstanding - basic and diluted	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti Hotel REIT, Inc
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2019	2,680,845	$26,808	491,718	$4,917	45,616	$456	537,410	$5,374	125,000	$1,250	$31,607,360	$(2,265,816)	$(1,631,573)	$27,748,776	$6,564,956	$34,313,732
Issuance of common stock	617,967	6,180	137,312	1,373	2,000	20	-	-	-	-	7,436,225	-	-	7,443,798	-	7,443,798
Issuance of common stock
pursuant to distribution
reinvestment plan	2,926	29	2,669	27	373	4	-	-	-	-	56,636	-	-	56,696	-	56,696
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(622,973)	-	-	(622,973)	-	(622,973)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(502,102)	-	-	(502,102)	-	(502,102)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,089,583)	-	(2,089,583)	(63,183)	(2,152,766)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(450,397)	(450,397)	(98,000)	(548,397)
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-	120,050	120,050
BALANCE, March 31, 2020	3,301,738	$33,017	631,699	$6,317	47,989	$480	537,410	$5,374	125,000	$1,250	$37,975,146	$(4,355,399)	$(2,081,970)	$31,584,215	$6,523,823	$38,108,038

	Common Stock										Additional			Total Procaccianti Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2018	1,364,918	$13,649	12,243	$122	510	$5	468,410	$4,684	125,000	$1,250	$15,724,108	$(2,368,768)	$(527,556)	$12,847,494	$6,865,218	$19,712,712
Issuance of common stock	298,646	2,987	54,156	542	-	-	-	-	-	-	3,464,643	-	-	3,468,172	-	3,468,172
Issuance of common stock
pursuant to distribution
reinvestment plan	6	-	118	1	-	-	-	-	-	-	1,175	-	-	1,176	-	1,176
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(304,574)	-	-	(304,574)	-	(304,574)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(215,829)	-	-	(215,829)	-	(215,829)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(749,178)	-	(749,178)	250,606	(498,572)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(194,978)	(194,978)	(36,750)	(231,728)
BALANCE, March 31, 2019	1,663,570	$16,636	66,517	$665	510	$5	468,410	$4,684	125,000	$1,250	$18,669,523	$(3,117,946)	$(722,534)	$14,852,283	$7,079,074	$21,931,357

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(2,214,842)	$(498,572)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	662,512	544,401
Amortization of deferred financing costs and debt discounts and premiums as interest	16,422	25,870
Amortization of key money loans	(13,373)	(13,375)
Loss on acquisition	133,521	-
Unrealized loss on interest rate swap	224,609	68,743
Changes in operating assets and liabilities:
Accounts receivable	91,323	(9,930)
Due from related parties	(165,462)	(236,987)
Prepaid expenses and other assets	172,850	(87,555)
Accounts payable, accrued expenses and other	352,038	546,501
Due to related parties	778,671	301,135
Net cash provided by operating activities	38,269	640,231
Cash Flows from Investing Activities:
Investment in Gano, net of cash acquired	(12,240,256)	-
Capital improvements	(49,685)	(208,329)
Net cash used in investing activities	(12,289,941)	(208,329)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	7,443,798	3,468,172
Payment of commissions and dealer manager fees and stockholder servicing fees	(622,973)	(304,574)
Proceeds from mortgage note	2,000,000	-
Payments of mortgage notes principal	-	(1,744,000)
Payment of deferred financing costs	(94,770)	-
Payments of loans from affiliates	-	(1,200,000)
Distributions to stockholders	(393,701)	(193,802)
Distributions to noncontrolling interest	(98,000)	(36,750)
Contributions from noncontrolling interest	120,050	-
Net cash provided by (used in) financing activities	8,354,404	(10,954)

Increase (decrease) in cash and cash equivalents and restricted cash	(3,897,268)	420,948
Cash and cash equivalents and restricted cash, beginning of period	13,001,797	3,798,152
Cash and cash equivalents and restricted cash, end of period	$9,104,529	$4,219,100

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information

              The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$6,433,610	$2,225,525
Restricted cash	2,670,919	1,993,575
Total cash and cash equivalents and restricted cash shown on the consolidated
statements of cash flows	$9,104,529	$4,219,100

The Company paid the following amounts for interest and income taxes:

	Three Months Ended March 31,
	2020	2019
Cash paid for interest	$624,940	$565,718
Cash paid for income taxes	$-	$2,300

Supplemental Disclosure of Noncash Transactions

	Three Months Ended March 31,
	2020	2019
Common stock issued pursuant to distribution reinvestment plan	$56,696	$1,176
Other offering costs paid to affiliates	$(274,877)	$(215,829)
Decrease in due from related parties	$274,877	$215,829
Assumption of mortgage note payable	$15,598,479	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company used the proceeds from its Private Offering (defined below) and expects to use the proceeds from its Public Offering (defined below) to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (“U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership, (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership.

As of March 31, 2020, the Company owned interests in four select-service hotels located in four states with a total of 483 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through March 31, 2020, the Company received approximately $27,030,674 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $55,899, $57,950 and $4,175 of gross proceeds from K Shares, K-I Shares and K-T Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $2,190,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the differences between the applicable NAV per K-I Share and the applicable offering price per K-I Share and any amount equal to any discount to the initial offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

On February 27, 2020, as partial consideration for the Company’s acquisition of the Hilton Garden Inn Providence (as defined herein), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership (“Class K OP Units”) valued at $10.00 per Class K OP Unit. Such issuance represents a total investment of $1,281,244 in Class K OP Units of the Operating Partnership. Individuals with direct or indirect interests in the sellers of the Hilton Garden Inn Providence who are direct or indirect owners of the Company’s Sponsor and PHA received only Class K OP Units and no cash as consideration.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subsequent to March 31, 2020, in response to adverse effects of the novel strain of coronavirus (COVID-19), the Company’s board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. Sales of shares in the Public Offering and pursuant to the DRIP will each remain suspended until such time as the Company’s board of directors approves their resumption.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At March 31, 2020, the assets of Procaccianti Convertible Fund, LLC (“PCF”) were $38,031,869, consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy PFC’s obligations. The liabilities of PCF were $25,644,759 at March 31, 2020 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

The Company has no foreign operations or assets and its operating structure includes only one segment.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assumptions and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of March 31, 2020, the estimated fair value of the mortgage notes payable was $56,173,727 compared to the carrying value of $57,150,262. These financial instruments are valued using Level 2 inputs.

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

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At March 31, 2020 and 2019, reserves for property taxes were $566,511 and $512,524, respectively, and reserves for capital improvements were $2,039,476 and $1,461,513, respectively. The Company also included $64,932 and $19,538 of guest advance deposits as restricted cash at March 31, 2020 and 2019, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At March 31, 2020, the Company had no material uncertain tax positions.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Noncontrolling Interest of the Operating Partnership

Noncontrolling interest of the Operating Partnership represents the value of the 128,124 Class K OP Units that were issued to third-party sellers in connection with the acquisition of the Hilton Garden Inn Providence. Noncontrolling interest of the Operating Partnership is reported in the mezzanine section of the condensed consolidated balance sheet, as the units are redeemable at the request of the holder for cash equal to the fair market value of a K share as defined in the Operating Partnership Agreement. The Company may elect to acquire any such unit presented for redemption for one K Share or cash. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest of the Operating Partnership are reported in the condensed consolidated statement of operations.

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Non-vested shares of restricted Class K common stock totaling 2,250 K Shares as of March 31, 2020 held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions. The Company’s calculated earnings per share for the three months ended March 31, 2020 and 2019, were as follows:

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(2,089,583)	$(749,178)
Less: Class K Common Stock dividends declared and accumulated	453,908	225,280
Less: Class K-I Common Stock dividends declared and accumulated	83,629	4,716
Less: Class K-T Common Stock dividends declared and accumulated	7,029	77
Less: Class A Common Stock dividends declared and accumulated	80,171	69,299
Undistributed net loss	$(2,714,320)	$(1,048,550)
Class K Common Stock:
Undistributed net loss	$(1,914,974)	$(743,127)
Class K Common Stock dividends declared and accumulated	453,908	225,280
Net loss	$(1,461,066)	$(517,847)
Net loss per common share, basic and diluted	$(0.48)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	3,042,789	1,522,595
Class K-I Common Stock:
Undistributed net loss	$(352,805)	$(15,551)
Class K-I Common Stock dividends declared and accumulated	83,629	4,716
Net loss	$(269,176)	$(10,835)
Net loss per common share, basic and diluted	$(0.48)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	560,588	31,863
Class K-T Common Stock:
Undistributed net loss	$(29,654)	$(249)
Class K-T Common Stock dividends declared and accumulated	7,029	77
Net loss	$(22,625)	$(172)
Net loss per common share, basic and diluted	$(0.48)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	47,119	510
Class A Common Stock:
Undistributed net loss	$(338,218)	$(228,615)
Class A Common Stock dividends declared and accumulated	80,171	69,299
Net loss	$(258,047)	$(159,316)
Net loss per common share, basic and diluted	$(0.48)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	537,410	468,410
Class B Common Stock:
Undistributed net loss	$(78,669)	$(61,008)
Net loss per common share, basic and diluted	$(0.63)	$(0.49)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 325): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted ASU No. 2016-13 using the modified retrospective approach and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of March 31, 2020:

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property Name	Date Acquired	Location	Ownership Interest	Contract Purchase Price(1) (2)	Rooms	Mortgage Debt Outstanding
Springhill Suites Wilmington	05/24/2017(1)	Wilmington, NC	51%	$18,000,000	120	$11,268,000
Staybridge Suites St. Petersburg	06/29/2017(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,325,000
Hotel Indigo Traverse City	08/15/2018	Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020	Providence, RI	100%	$28,500,000	137	$16,936,901

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Land	$11,588,686	$7,987,069
Building and improvements	77,222,315	53,318,817
Furniture, fixtures, and equipment	7,140,743	4,968,125
Construction in progress	8,027	12,515
Total cost	95,959,771	66,286,526
Accumulated depreciation	(4,193,182)	(1,838,935)
Investment in hotel properties, net	$91,766,589	$64,447,591

Depreciation expense for the three months ended March 31, 2020 and 2019 was $659,477 and $541,783, respectively.

Acquisition of the Hilton Garden Inn Providence

On February 27, 2020, the Company, through its Operating Partnership, completed the acquisition of the membership interests in Gano Holdings, LLC (“Gano”) for a purchase price of $28,500,000. Gano owns 100% of the fee simple interest in a 137-room select-service Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”).

The Procaccianti Group, LLC (“Procaccianti Group”), an affiliate of the Sponsor, had the right to purchase the membership interests in Gano pursuant to a Membership Interest Purchase Agreement by and among Procaccianti Group, as buyer, and TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, EHI Gano Holdings, Inc. and TPG DP Investors, LLC, collectively as seller (“Seller”), dated as of January 14, 2020 (as amended, the “MIPA”). The Seller entities are affiliated with the Sponsor, and some are controlled by certain members of the investment committee members of PHA. On February 27, 2020, Procaccianti Group assigned, and the Operating Partnership assumed, Procaccianti Group’s right, title and interest in and under the MIPA, pursuant to an Assignment of Membership Interest Purchase Agreement, by and between Procaccianti Group and the Operating Partnership, giving the Operating Partnership the right to acquire the membership interests of Gano for the purchase price.

The purchase price, exclusive of closing costs and typical hotel closing date adjustments, was comprised of three components as follows: (a) a $10,281,855 cash payment, (b) the issuance of 128,124 Class K OP Units of limited partnership interests in the Operating Partnership, valued at $10.00 per Class K OP Unit, and (c) the assumption of the existing debt balance on the Hilton Garden Inn Providence (the “Existing Debt”) as evidenced by a promissory note and other loan documents. The cash portion of the acquisition was funded with net proceeds from the Company’s Public Offering. Individuals with direct or indirect interests in the seller of the Hilton Garden Inn Providence who are direct or indirect owners of the Sponsor and PHA received only Class K OP Units and no cash as consideration. The value of the Class K OP Units of $1,281,244 is presented as noncontrolling interest in the Operating Partnership on the condensed consolidated balance sheet as of March 31, 2020.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company concluded its investment in the Hilton Garden Inn Providence was an asset acquisition in accordance with ASC 805, Business Combinations (“Topic 805”), as substantially all of the fair value of the gross assets acquired by the Company is concentrated in a group of similar identifiable assets. In accordance with Topic 810, in an asset acquisition under the VIE model, the difference in the fair value of the assets acquired and consideration paid is recognized in the income statement as a gain or loss on the transaction. Costs incurred as part of the asset acquisition transaction are not considered a component of the consideration transferred nor capitalized as a part of the cost of the assets acquired. In accordance with this guidance, the fair value of the assets acquired and liabilities assumed in the acquisition were recorded by the Company as follows and $72,149 of acquisition costs were expensed.

Fair Value at
February 27, 2020
Land	$3,601,617
Building and improvements	23,732,408
Furniture, fixtures, and equipment	1,679,004
Other assets	100,511
Total assets acquired	29,113,540
Long-term debt	(17,503,709)
Other liabilities assumed	(122,582)
Net assets acquired	$11,487,249

Net purchase price	$11,620,770
Loss on acquisition	$(133,521)

The Company utilized an independent appraisal, as well as other available market data, to assist in the determination of the fair values of the assets acquired and debt assumed.

Note 4 – Mortgage Notes Payable

Subsequent to March 31, 2020, in response to COVID-19, the Company and two of its creditors modified the terms of two of its mortgage notes payable. The information presented below presents the terms as they existed at March 31, 2020, prior to these modifications. For more information, see Note 9 – “Subsequent Events”.

Included in mortgage notes payable at March 31, 2020, is a $13,325,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $11,268,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”) and a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”).

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The TCI Note was entered into on August 15, 2018 and had an original principal balance of $17,836,000. As of March 31, 2020, the Company had prepaid $2,744,000 outstanding on the TCI Note. The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at March 31, 2020. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

The Company assumed the HGI Note upon acquisition of the Hilton Garden Inn Providence on February 27, 2020. At the time of acquisition, the existing debt on the property was $14,936,901. At closing, the Company assumed the entire outstanding balance and increased the loan by an additional $2,000,000 to provide additional capital for the acquisition, for a total mortgage note payable of $16,936,901. The HGI Note requires monthly interest payments at a fixed rate of 4.25%. The HGI Note matures on May 15, 2025. The HGI Note provides for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default and at March 31, 2020, the Company was in compliance with such covenants. Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on the Company’s ability to satisfy these covenants.

Interest expense on mortgage notes payable for the three months ended March 31, 2020 and 2019 was $541,129 and $499,278, respectively.

Also included in mortgage notes payable as of March 31, 2020, is $162,921 of net deferred financing costs and debt discounts and premiums. For the three months ended March 31, 2020 and 2019, the Company amortized $16,422 and $25,870, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

Note 5 – Interest Rate Swap

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

The following table summarizes the terms of the outstanding interest rate swap agreement:

		Notional				Far Value of
		Amount as of				Liability as of
		March 31,				March 31,
	Balance Sheet Location	2020	Interest Rate(1)	Effective Date	Maturity Date	2020(2)
	Accounts payable, accrued
Interest rate swap	expenses and other, net	$15,092,000	5.30%	8/15/2018	8/15/2021	$(544,684)

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1)             The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium. The Company notes that the maturity date of the interest rate swap is prior to the LIBOR phase-out deadline and therefore does not expect any impact to the terms or value of the swap.

2)             Changes in fair value are recorded as unrealized gain (loss) in the condensed consolidated statements of operations as the Company did not designate this interest rate swap as a hedge. The Company valued the interest rate swap using Level 2 inputs.

Subsequent to March 31, 2020, the Company entered into a Swap Modification Agreement (the “Swap Modification Agreement”) to modify the swap derivative contract that fixes the interest rate on the outstanding balance of the mortgage loan. The Swap Modification Agreement modifies the requirements to make payments under the swap derivative contract and provides for a deferral of any payments during the period beginning on April 21, 2020 and ending on the earliest to occur of (i) July 1, 2020 or (ii) a Modification Termination Event (as defined in the Swap Modification Agreement). For more information, see Note 9 – “Subsequent Events”.

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

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of March 31, 2020, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

Acquisition Fee

The Company will pay PHA acquisition fees as described below:

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three months ended March 31, 2020, the Company incurred $441,370 in acquisition fees related to the Hilton Garden Inn Providence, which are included in other fees to affiliates on the condensed consolidated statement of operations. There were no acquisition fees incurred for the three months ended March 31, 2019. As of March 31, 2020 and 2019, there were $979,350 and $537,980, respectively, of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $10,413 and $7,959, respectively, for the three months ended March 31, 2020 and 2019, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

Asset Management Fee

The Company will pay PHA asset management fees as described below:

Asset Management Fee: Quarterly fee equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP, or the asset management fee. The adjusted cost will include the purchase price, acquisition expenses, capital expenditures, and other customary capitalized costs. The Advisory Agreement Amendment clarified the duration of the asset management fee and accrual of interest on deferred asset management fees. The asset management fee will be payable to PHA quarterly in arrears, based on the adjusted cost on the last date of the prior quarter, adjusted for appropriate closing dates for individual investments. Payment of the asset management fee will be deferred on a quarterly basis if at any time all accumulated, accrued, and unpaid 6% distributions have not been paid in full to the holders of the K Shares, K-I Shares, K-T Shares and any parity security. Any such deferred asset management fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum. If the Company has not completed a liquidation event by the fifth anniversary of the date the Company terminates the Public Offering (including any follow-on offering) (the “Fifth Anniversary”), on the day immediately following the Fifth Anniversary, (i) the asset management fees payable pursuant to the Advisory Agreement cease to accrue and (ii) interest that accrued at a non-compounded rate of 6.0% per annum on the deferred asset management fees will cease to accrue. For the avoidance of doubt, all accrued and unpaid principal and interest amounts in connection with the asset management fee at the Fifth Anniversary will remain outstanding.

For the three months ended March 31, 2020 and 2019, the Company incurred $108,386 and $87,411, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. Interest expense on the outstanding asset management fees was $9,474 and $4,060 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

Disposition Fee

The Company will pay PHA disposition fees as described below:

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

There were no disposition fees incurred for the three months ended March 31, 2020 and 2019.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of March 31, 2020 and 2019 were paid directly by the Company and there have been no reimbursements to PHA.

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

Certain organization and offering costs have been incurred by PHA on behalf of the Company. As of March 31, 2020, the total amount of organization and offering costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $7,968,367, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $2,227,597. The Company may reimburse PHA and its affiliates for organization and offering costs incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of March 31, 2020, $3,457,426 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.

The Company records organization and offering costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of March 31, 2020, the maximum amount allowed to be recognized by the Company in its financial statements in accordance with the rules established by the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company recognized organization and offering costs of $1,125,074 and $520,402 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had a balance due to PHA for reimbursement of O&O expenses within the 15% cap of $227,225, which is included in due to related parties in the condensed consolidated balance sheet as of March 31, 2020.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

A wholly-owned subsidiary of the Operating Partnership entered into a hotel management agreement with Gano Hotel Manager, LLC (the “HGI Manager”) to operate and manage the Hilton Garden Inn Providence, including making all human resource decisions. The HGI Manager is related to the Hilton Garden Inn Providence, through common ownership. The term of the agreement is five years, commencing on February 27, 2020. The employees of the hotels are employed by the HGI Manager, however, pursuant to the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotel. The HGI Manager is paid a base management fee equal to 3% of the hotel’s gross revenues. The HGI Manager is also reimbursed for certain expenses and centralized service costs.

Aggregate property management fees incurred for the three months ended March 31, 2020 and 2019 were $90,224 and $106,617, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of March 31, 2020, $26,289 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses for the three months ended March 31, 2020 and 2019 were $19,968 and $16,079, respectively. As of March 31, 2020, $4,384 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. Construction management fees incurred during the three months ended March 31, 2020 and 2019, were $0 and $8,913, respectively, and capitalized as a part of the construction cost. During the three months ended March 31, 2020 and 2019, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $25,776 and $147,424 respectively, for capital expenditure costs incurred at the hotel properties. Included in the due from related parties balance at March 31, 2020, was a $50,570 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hotel Indigo Traverse City.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three months ended March 31, 2020 and 2019.

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

Amended and Restated Operating Partnership Agreement

In connection with the Hilton Garden Inn Providence acquisition, effective February 27, 2020, the Company, as general partner of the Operating Partnership, Procaccianti Hotel REIT, LP, LLC and certain principals and affiliates of the Sponsor that were issued Class K OP Units entered into an Amended and Restated Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P. (the “Amended and Restated Operating Partnership Agreement”). For description of the material terms of the Amended and Restated Operating Partnership Agreement, see the Company's Current Report on Form 8-K filed with the SEC on March 3, 2020.

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 1.745% and 3.00% for the three months ended March 31, 2020 and 2019, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at March 31, 2020 and 2019. Interest expense was $410 and $697 for the three months ended March 31, 2020 and 2019, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 15, 2018, in connection with the acquisition of the Hotel Indigo Traverse City, the Company entered into an unsecured loan with its Sponsor in the principal amount of $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrued interest at the rate of 4.75% per annum and had a maturity date of August 16, 2019. The Promissory Note was approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Company used proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary offering to prepay the Promissory Note. As of July 11, 2019, the entire principal and accrued interest balance had been repaid. Interest expense for the three months ended March 31, 2020 and 2019 was $0 and $123,850, respectively, and is included in interest expense on the condensed consolidated statements of operations.

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of March 31, 2020, under the Public Offering, the Company had issued 2,066,765 K Shares, 625,589 K-I Shares, and 47,540 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $20,617,045 from K Share issuances, $5,820,206 from K-I Share issuances, and $475,400 from K-T Share issuances. As of March 31, 2020, the Company had issued 5,884 K Shares, 6,100 K-I Shares and 439 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $55,899, $57,950 and $4,175 respectively. As of March 31, 2020, the Company had issued 750 restricted K Shares to each of the Company’s three independent directors for a total of 2,250 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2020, the Company had issued 384,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $3,844,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. As of March 31, 2020, there was no remaining receivable balance reflected in equity. As of March 31, 2020, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the three months ended March 31, 2020, pursuant to the primary portion of the Public Offering, the Company sold 617,967 K Shares for aggregate gross proceeds of $6,146,798, or $9.95 per K Share; 137,312 K-I Shares for aggregate gross proceeds of $1,277,000, or $9.30 per K-I Share; and 2,000 K-T Shares for aggregate gross proceeds of $20,000, or $10.00 per K-T Share. During the same period, pursuant to the DRIP, the Company had issued 2,926 K Shares at a price of $9.50 per K Share for aggregate gross proceeds of $27,797, 2,669 K-I Shares at a price of $9.50 per K-I Share for aggregate gross proceeds of $25,354, and 373 K-T Shares at a price of $9.50 per K-T Share for aggregate gross proceeds of $3,545.

On February 27, 2020, as partial consideration for the Company’s acquisition of the Hilton Garden Inn Providence, the Operating Partnership issued 128,124 Class K OP Units valued at $10.00 per Class K OP Unit. Such issuance represents a total investment of $1,281,244 in Class K OP Units of the Operating Partnership. Individuals with direct or indirect interests in the sellers of the Hilton Garden Inn Providence who are direct or indirect owners of the Company’s Sponsor and PHA received only Class K OP Units and no cash as consideration.

Subsequent to March 31, 2020, in response to adverse effects of COVID-19, the Company’s board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. Sales of shares in the Public Offering and pursuant to the DRIP will each remain suspended until such time as the Company’s board of directors approves their resumption.

There were no sales of any classes of the Company’s stock subsequent to March 31, 2020 and through May 15, 2020, pursuant to the primary portion of the Public Offering, nor any shares issued pursuant to the DRIP.

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

The Company paid S2K Financial LLC (the “dealer manager”), as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The dealer manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The dealer manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of March 31, 2020, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company pays the dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The dealer manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The dealer manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees are generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of March 31, 2020, the Company recognized $2,210,265 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the dealer manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The dealer manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of March 31, 2020, the Company recognized $2,588 of stockholder servicing fees in connection with the Public Offering.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On March 20, 2020, the Company’s board of directors decided to temporarily suspend repurchases under the Company’s A&R SRP effective with repurchase requests that would otherwise be processed in April 2020 due to the negative impact of COVID-19 pandemic on the Company’s portfolio to date. However, the Company will continue to process repurchases due to death in accordance with the terms of its A&R SRP. The Company will announce any updates concerning the Company’s A&R SRP in a Current Report on Form 8-K. Any unprocessed requests will automatically roll over to be considered for repurchase when the Company fully reopens its A&R SRP unless a stockholder withdraws the request for repurchase five business days prior to the next repurchase date.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2020, the Company did not fulfill any repurchase requests. The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received.

The Company’s board of directors approved two outstanding repurchase requests due to death that were received during the three months ended March 31, 2020 and on May 1, 2020, the Company repurchased 23,500 K Shares for $235,000, or $10.00 per K Share. The Company currently has one unfulfilled standard repurchase request that was received during the three months ended March 31, 2020 for 2,500 K Shares for $23,750, or $9.50 per K Share outstanding.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 23, 2020, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on January 28, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Shares and K-T Shares since September 30, 2019, was $378,942, or $0.0016438356 per K Share per day, $65,432, or $0.0016438356 per K-I Share per day, and $6,023, or $0.0016438356 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on January 31, 2020.

On April 29, 2020, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of March 31, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on April 30, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2020, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Shares and K-T Shares since December 31, 2019, was $453,908, or $0.0016393443 per K Share per day, $83,629, or $0.0016393443 per K-I Share per day, and $7,029 or $0. 0016393443 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash on May 1, 2020.

On March 3, 2020, the Company’s stockholders approved to amend the Company’s charter (1) to increase the rate at which cash distributions on K Shares, K-I Shares and K-T Shares automatically accrue under the Company’s charter from 6% to 7% per annum of the K Share Distribution Base of such K Share, K-I Share Distribution Base of such K-I Share and K-T Share Distribution Base of such K-T Share, respectively, and (2) to increase the maximum rate at which distributions on A Shares may be authorized by the Company’s board of directors and declared by the Company from 6% to 7% of the stated value of an A Share ($10.00) from income and cash flow from ordinary operations on a cumulative basis. The changes pursuant to the Articles of Amendment to the Company’s charter are effective beginning with distributions that accrued on March 31, 2020.

The Company paid quarterly distributions with respect to the quarter ended March 31, 2020 with operating cash flow, consistent with prior distributions. The Company’s board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accrue pursuant to the Company’s charter.

Note 8 - Income Taxes

The Company recognized income tax expense of $7,029 and an income tax benefit of $49,764 for the three months ended March 31, 2020 and 2019, respectively. These amounts relate to the operations of the Company’s TRSs.

Note 9 – Subsequent Events

Suspension of sale of Shares

On April 7, 2020, the Company’s board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. Sales of shares in the Public Offering and pursuant to the DRIP will each remain suspended until such time as the Board approves their resumption.

The Company’s board of directors made this difficult decision because it does not believe it is appropriate for the Company to continue to sell shares of common stock until it has determined an updated NAV per share. The Company expects to release an updated NAV per share of all classes of its capital stock calculated as of March 31, 2020 when available, which it expects to be lower than the current NAV per share.

Entry into a Material Definitive Agreement

Due to the market and economic challenges impacting the Company and the hospitality industry as a whole as a result of the ongoing COVID-19 pandemic, which has resulted in significant declines in the Company’s properties’ revenues, and the uncertainty of the rapidly developing situation, the Company entered into loan modification agreements with certain of its lenders to relieve some pressure on these properties during this time, as described in more detail below.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Modification to Hotel Indigo Traverse City Loan Documents

On April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of its mortgage loan on the Hotel Indigo Traverse City property located in Traverse City, Michigan. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 shall be deferred (collectively, the “Deferred Payments”). The Deferred Payments will not accrue interest but shall be deemed principal to be due and payable in full on or before June 30, 2021. Regularly scheduled interest payments will recommence on July 1, 2020. Prepayment of the Deferred Payments is allowed without penalty and the Operating Partnership’s obligation to pay the Deferred Payments may be accelerated by Citizens Bank as allowed under the Loan Documents. In addition, Citizens Bank waived the Operating Partnership’s requirement to achieve the stated debt service coverage ratio for the period from January 1, 2020 through June 30, 2021. The Hotel Indigo Loan Modification Documents also provide that all net worth, liquidity and financial covenant testing and any requirements of the guarantor, which is TH Investment Holdings II, LLC, an affiliate of the Sponsor, to comply with such covenants are waived from January 1, 2020 through June 30, 2021.

Concurrent with the loan modification, the Operating Partnership, through its subsidiary, entered into a Swap Modification Agreement with Citizens Bank (the “Swap Modification Agreement”) to modify the swap derivative contract with Citizens Bank that fixes the interest rate on the outstanding balance of the mortgage loan. The Swap Modification Agreement modifies the requirements to make payments under the swap derivative contract and provides for a deferral of any payments during the period beginning on April 21, 2020 and ending on the earliest to occur of (i) July 1, 2020 or (ii) a Modification Termination Event (as defined in the Swap Modification Agreement).

Modification to Hilton Garden Inn Loan Documents

On April 23, 2020, the Operating Partnership, through its subsidiary, and the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the existing lender, East Boston Savings Bank, to amend the terms of the mortgage loan and loan documents on the Hilton Garden Inn Providence property located in Providence, Rhode Island. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment days starting with the payment scheduled for April 2020 will be deferred until the date that is twelve months after the date each payment was originally due. Further, all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants are waived until the year ending December 31, 2021. The Hilton Garden Inn Loan Modification Agreement also provides that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants are waived until the year ending December 31, 2021.

Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)

The federal government announced its intention to provide various forms of aid to the industries negatively affected by the virus, including the hospitality industry, and on March 27, 2020, the CARES Act was adopted, which, among other things, provides emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Association loan to businesses with fewer than 500 employees that may be partially forgivable. As of May 15, 2020, the Company has received $1,019,117 in PPP loans relating to the four hotel properties (the “PPP Loans”). The PPP Loans accrue interest at 1.00% per annum and may be prepaid in whole or in part without penalty. Principal and interest are payable in 18 monthly installments beginning on October 20, 2020, plus a final payment equal to all unpaid principal and accrued interest on the maturity dates. Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loans and such forgiveness will be determined, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intends to use all of the proceeds from the PPP Loans to retain employees and maintain payroll and make mortgage payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. However, no assurance is provided that the Company will obtain forgiveness of the PPP Loans in whole or in part.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Novel Coronavirus (COVID-19)

The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, certain responses to the COVID -19 outbreak have included mandates from federal, state and/or local authorities that required temporary closure of certain travel and hospitality. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration our Springhill Suites hotel in Wilmington, NC was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. The Company has implemented cost elimination and efficiency initiatives at each of the hotels by reducing labor costs and tempering certain services and amenities. The COVID-19 outbreak and associated responses could negatively impact future hotel revenues and operations at the Company’s properties, which could result in a material impact to the Company’s future results of operations, cash flows and financial condition. The Company believes cash and restricted cash on hand, cash generated from operations, proceeds from the Company’s Public Offering and borrowings from other sources, including advances from the Company’s Sponsor, if necessary, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

The Company was in compliance with its mortgage notes payable debt covenants as of March 31, 2020. In response to COVID-19, the creditors for the Indigo Traverse City and the Hilton Garden Inn Providence have waived financial covenant testing for the respective mortgage notes through at least June 30, 2021. The creditors for both the Staybridge Suites St. Petersburg and Springhill Suites Wilmington have not modified the terms of their respective mortgage notes. Therefore, any sustained material adverse impact on the Company’s revenues, net income and other operating results due to COVID-19 could cause the financial covenants under the Company’s loan agreements to be adversely affected.

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

As used herein, the terms “we,” “our” and “us” refer to Procaccianti Hotel REIT, Inc., a Maryland corporation and, as required by context, Procaccianti Hotel REIT, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their respective subsidiaries.

The following discussions and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2020.

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

Overview

Procaccianti Hotel REIT, Inc., (which is referred to in this Quarterly Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of March 31, 2020, we owned an interest in four select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

Substantially all of our business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. We are externally managed by our advisor, Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an advisory agreement by and among us, our Operating Partnership and PHA, dated August 2, 2019 (as amended, the “Advisory Agreement”). PHA is an affiliate of our sponsor, Procaccianti Companies, Inc. (“Sponsor”).

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

On May 23, 2019, our board of directors determined an estimated net asset value (“NAV”) per share of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an estimated NAV per share of all classes of the our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. The NAV per share of all classes of our capital stock was published before the COVID-19 pandemic, and may differ significantly from our actual estimated NAV per share until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to the our estimated NAV per share, as determined by the board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares. We expect to release an updated NAV per share of all classes of our capital stock calculated as of March 31, 2020, which may be lower than the current NAV per share of all classes of our capital stock.

Since the commencement of the Public Offering and as of March 31, 2020, we received approximately $27,030,674 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $55,899 of K Shares, $57,950 of K-I Shares and $4,175 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018 and June 10, 2019, we received $1,500,000 and $690,000, respectively, from the sale of A Shares to THR in private placements. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the offering price of K-I Shares sold in our primary offering and (ii) any discount to the initial offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of May 15, 2020, we had sold 3,328,516 K Shares, 631,699 K-I Shares, 47,989 K-T Shares and 537,410 A Shares in all our offerings for gross proceeds of $33,071,604, $5,878,256, $479,675 and $5,374,095, respectively, and $44,803,630 in the aggregate. These gross proceeds are inclusive of 5,884 K Shares, 6,100 K-I Shares and 439 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of $55,899, $57,950 and $4,175, respectively, or $118,024 in the aggregate.

On April 7, 2020, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. Sales of shares in the Public Offering and pursuant to the DRIP will each remain suspended until such time as our board of directors approves their resumption.

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

S2K Financial LLC is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of March 31, 2020, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

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

During the twelve months ended March 31, 2019, the twelve months ended June 30, 2019, the twelve months ended September 30, 2019, the twelve months ended December 31, 2019, and the twelve months ended March 31, 2020, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income, or Excess Amounts. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the twelve months ended March 31, 2019. We incurred operating expenses of approximately $1,567,373 and incurred an Excess Amount of approximately $1,143,625 during the twelve months ended June 30, 2019. We incurred operating expenses of approximately $1,529,939 and incurred an Excess Amount of approximately $760,883 during the twelve months ended September 30, 2019. We incurred operating expenses of approximately $1,445,599 and incurred an Excess Amount of approximately $640,437 during the twelve months ended December 31, 2019. We incurred operating expenses of approximately $1,551,924 and incurred an Excess Amount of approximately $1,076,317 during the twelve months ended March 31, 2020. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020, was justified as unusual and non-recurring as we are in the early stages of raising and deploying capital.

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

Recent Developments

COVID-19 Impact

The negative impact on room demand within our portfolio stemming from the novel coronavirus (COVID-19) is significant. We experienced an initial decline in hotel revenue that began in February. However, with the increased spread of the novel coronavirus (COVID-19) across the globe, the impact has accelerated rapidly, and we are seeing a much greater effect on occupancy and hotel revenue per room (“RevPAR”) throughout our hotel portfolio. We expect the occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. While intense efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. The federal government announced its intention to provide various forms of aid to the industries negatively affected by the virus, including the hospitality industry, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was adopted, which, among other things, provides emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Association loan to businesses with fewer than 500 employees that may be partially forgivable. As of May 15, 2020, we have received $1,019,117 in PPP loans relating to our four hotel properties. Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the novel coronavirus (COVID-19). For an unknown period related to a slowdown in the U.S. economy, increased labor costs, increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow. Further, the market and economic challenges associated with COVID-19 could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

Market Outlook

The hospitality industry has been severely disrupted due to travel and other policy restrictions related to the novel coronavirus (COVID-19) and as a result, our hotels have experienced steep and significant declines in occupancy. These developments have led to material and significant declines in anticipated revenue for us for the first quarter of 2020 and we expect the same to continue into at least the second quarter of 2020.

We are deeply committed to the overall health and safety of all hotel associates and guests and will continue to work closely with our management company to ensure appropriate measures are in place as the situation evolves. During periods of dramatic changes in hotel demand and travel, we will rely on our experience and the hotel brand protocols, to deploy best practices across our portfolio and take thoughtful steps to attempt to mitigate revenue declines and preserve our assets to the best extent possible. Given the size and geographic diversification of our portfolio of hotel properties, we believe that we will be well positioned to emerge from this period when the pandemic wanes in the future.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates was included in our Annual Report.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at March 31, 2020.

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

For information on distributions paid during the three months ended March 31, 2020, refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020		2019
Distributions paid in cash	$393,701		$193,802
Distributions reinvested	56,696		1,176
Total distributions	$450,397		$194,978

Source of distributions:
Cash flows provided by operations	$393,701	87%	$193,802	99%
Offering proceeds from issuance of common stock pursuant to the DRIP	56,696	13%	1,176	1%
Total sources	$450,397	100%	$194,978	100%

On March 3, 2020, our stockholders approved to amend our charter (1) to increase the rate at which cash distributions on K Shares, K-I Shares and K-T Shares automatically accrue under our charter from 6% to 7% per annum of the K Share Distribution Base of such K Share, K-I Share Distribution Base of such K-I Share and K-T Share Distribution Base of such K-T Share, respectively, and (2) to increase the maximum rate at which distributions on A Shares may be authorized by our board of directors and declared by us from 6% to 7% of the stated value of an A Share ($10.00) from income and cash flow from ordinary operations on a cumulative basis. The changes pursuant to the Articles of Amendment to our charter are effective beginning with distributions that accrued on March 31, 2020.

We paid quarterly distributions with respect to the quarter ended March 31, 2020 with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accrue pursuant to our charter.

On April 7, 2020, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. Sales of shares in the Public Offering and pursuant to the DRIP will each remain suspended until such time as our board of directors approves their resumption.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three ended March 31, 2020 and 2019. The ability to compare one period to another is significantly affected by acquisitions completed during those periods and the effect of COVID-19. We commenced real estate operations on March 29, 2018, in connection with our first investment, a 51% ownership interest in two select-service hotel properties, the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg, through our joint venture with Procaccianti Convertible Fund, LLC (“PCF”), an affiliate of our Sponsor. We completed our second investment, a 100% fee simple interest in the Hotel Indigo Traverse City, a select-service hotel property, on August 15, 2018. We completed our third investment in the Hilton Garden Inn Providence, a select-service hotel property, on February 27, 2020. Therefore, our results of operations for the three months ended March 31, 2020 are not directly comparable to those for the three months ended March 31, 2019.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I Item 1A “Risk Factors” of our Annual Report on for the year ended December 31, 2019, and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, including but not limited to coronavirus (COVID-19), as discussed below, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

COVID-19

We are taking the ongoing coronavirus (COVID-19) pandemic extremely seriously and are proactively taking steps to attempt to address the corresponding operational threats to our hotel properties in an effort to minimize the impact of COVID-19 on our financial results and position us to rebound as quickly as possible once the situation has stabilized. Although reasonable projections of a ‘V’ or ‘U’ shaped economic recovery might be anticipated following this crisis, presently there are no clear indications as to the depth, severity or duration of the coronavirus (COVID-19) pandemic in the United States.

The negative impact on room demand at our hotel properties stemming from the novel coronavirus (COVID-19) is significant. With the increased spread of the novel coronavirus (COVID-19) across the globe, the impact has accelerated rapidly, and we are seeing a profound effect on occupancy and RevPAR at our hotel properties.

Our Sponsor’s principals and senior executives, and our highly experienced property level management teams employed by TPG Hotels & Resorts, our hospitality and property management affiliate, have over three decades of experience in the hospitality industry, and have weathered many market swings, including experience dealing with the impacts of previous disruptive events such as 9/11 and the significant recession of 2008.

Our primary responsibility is to ensure the safety and security of hotel employees and the guests we serve, by facilitating healthy environments. To that end, we have equipped staff with appropriate training, tools and protocols crafted in accordance with the Centers for Disease Control and Prevention (“CDC”) guidance and best practices. At all of our hotel properties, additional cleanliness procedures are being implemented, which include, but are not limited to:

•	Placing additional hand sanitizer dispensers throughout each property, especially around frequent contact ‘touch points’ and hard surfaces touched by numerous people, such as elevators, food and beverage areas, front desks, fitness rooms and public restroom facilities;
•	Increased sanitizing efforts in public areas using disinfecting products, with a focus on areas touched by multiple people, such as door handles, elevator buttons and room key cards; and
•	Implementing protocols to more frequently sanitize guest room surfaces using disinfecting products, including faucets, remote controls, pens, phones and clock radios.

While we would expect a select-service hotel portfolio like ours to lend itself to a lesser impact than conference center hotels or resort-conference hotels (i.e., destination venues), the situation is highly fluid and there is no way to currently predict the ultimate extent and duration of the impact of COVID-19 on any of our hotel properties or our overall financial results. Accordingly, our experienced hotel management teams are implementing both best practices revenue management and significant expense cutting strategies.

1.	Revenue strategies include focusing on occupancy driven revenue as opposed to rate driven revenue, which is accomplished by pursuing and accepting business that may not be in the traditional preferred rate range while continuing to maintain current and previous hotel accounts and providing incentives to rebook on future dates.
2.	Expense strategies include the implementation of intense cost saving measures such as: staffing reductions, furloughs, limiting services, energy conservation measures, etc.

We cannot, however, predict with certainty, even with our best efforts in these strategies, what level of potential revenues and expense savings can be achieved overall to mitigate the material decline in business our hotels are experiencing.

The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $2,616,236 for the three months ended March 31, 2020 from $3,170,512 for the three months ended March 31, 2019. The decrease of $554,276 was mainly a result of the negative impact of COVID-19, which was partially offset by the incremental rooms revenue generated by the Hilton Garden Inn Providence that we acquired on February 27, 2020. The decrease in rooms revenues of $287,579, or 30.9%, at the Springhill Suites Wilmington, the decrease in rooms revenues of $421,807, or 28.0%, at the Staybridge Suites St. Petersburg and the decrease in rooms revenues of $69,738, or 9.5%, at the Hotel Indigo Traverse City are all primarily a result of the negative impact of COVID-19. During the three months ended March 31, 2020, the Hilton Garden Inn Providence, which was purchased on February 27, 2020, recognized rooms revenues of $224,848.

Food and beverage revenues

Food and beverage revenues decreased to $282,552 for the three months ended March 31, 2020 from $286,738 for the three months ended March 31, 2019. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $4,186 decrease from the prior year period is primarily a result of the negative impact of COVID-19 at the Spring Hill Suites Wilmington and the Staybridge Suites St. Petersburg, partially offset by the acquisition of the Hilton Garden Inn Providence which generated $17,178 of food and beverage revenues during the three months ended March 31, 2020. The Company owned the Hilton Garden Inn Providence for approximately one month and three days during the three months ended March 31, 2020. Excluding the impact of the Hilton Garden Inn Providence, food and beverage revenues decreased $21,364, or 7.5%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Food and beverage revenues at the Hotel Indigo Traverse City increased $3,814, or 2.0% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The first quarter is historically the weakest performing quarter in terms of revenues at the Hotel Indigo Traverse City.

Other operating revenues

Other operating revenues increased to $102,099 for the three months ended March 31, 2020 from $92,261 for the three months ended March 31, 2019. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $9,838 increase from the prior year period is primarily driven by higher parking revenues generated at the Hotel Indigo Traverse City and the incremental revenue generated by the acquisition of the Hilton Garden Inn Providence, which generated $3,184 of other operating revenues primarily from gift shop sales during the three months ended March 31, 2020. The Company owned the Hilton Garden Inn Providence for approximately one month and three days during the three months ended March 31, 2020. Excluding the impact of the Hilton Garden Inn Providence, other operating revenues for the three months ended March 31, 2020 increased $6,654, or 7.2%, compared to the three months ended March 31, 2019. These increases were partially offset by declines in other operating revenues at the Springhill Suites Wilmington and Staybridge Suites St. Petersburg of $3,028, or 19.1%, and $298, or 2.5%, respectively, for the three months ended March 31, 2020 compared to March 31, 2019, primarily due to the negative impact of COVID-19.

Rooms expense

Rooms expenses increased to $692,655 for the three months ended March 31, 2020 from $666,316 for the three months ended March 31, 2019. The $26,339 increase in rooms expenses is primarily driven by the acquisition of the Hilton Garden Inn Providence, which generated $58,603 of rooms expenses for the one month and three days we owned the hotel property during the three months ended March 31, 2020. Excluding the impact of the Hilton Garden Inn Providence, rooms expenses decreased $32,264, or 4.8%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Rooms expenses are primarily driven by the corresponding revenue account and occupancy.

Food and beverage expense

Food and beverage expenses were $262,810 and $250,758 for the three months ended March 31, 2020 and 2019, respectively. The $12,052 increase in food and beverage expenses is primarily driven by the acquisition of the Hilton Garden Inn Providence, which generated $20,222 of food and beverage expenses for the one month and three days we owned the hotel property during the three months ended March 31, 2020. Excluding the impact of the Hilton Garden Inn Providence, food and beverage expenses decreased $8,170, or 3.3%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy.

Other property expenses

Other property expenses were $1,396,545 and $1,294,517, for the three months ended March 31, 2020 and 2019, respectively. The $102,028 increase in other property expenses is primarily driven by the acquisition of the Hilton Garden Inn Providence, which generated $149,851 of other property expenses for the three months ended March 31, 2020. Excluding the impact of the Hilton Garden Inn Providence, other property expenses decreased $47,823, or 3.7%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Other property expenses are primarily driven by the corresponding revenue account and occupancy. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $90,224 and $106,617 for the three months ended March 31, 2020 and 2019, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $16,393 decrease in property management fees is primarily due to the negative impact of COVID-19 on revenues, offset by the ownership of the Hilton Garden Inn Providence for one month and three days during the three months ended March 31, 2020.

Corporate general and administrative

Corporate general and administrative expenses were $570,909 and $464,388 for the three months ended March 31, 2020 and 2019, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $106,521 increase is primarily due to professional fees associated with the acquisition of the Hilton Garden Inn Providence.

Other fees to affiliates

Other fees to affiliates were $549,756 and $87,411 for the three months ended March 31, 2020 and 2019, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $108,386 for the three months ended March 31, 2020 from $87,411 for the three months ended March 31, 2019. The $20,975 increase in asset management fees is primarily driven by the fact that we owned the Springhill Suites Wilmington, the Staybridge Suites St. Petersburg and the Hotel Indigo Traverse City for the full three months ended March 31, 2020 and 2019, but only owned the Hilton Garden Inn Providence for one month and three days during the three months ended March 31, 2020. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. Acquisition fees incurred for the three months ended March 31, 2020 were $441,370 and related to the purchase of the Hilton Garden Inn Providence. There were no acquisition fees incurred for the three months ended March 31, 2019.

Acquisition costs

Acquisition costs of $72,149 relating to the purchase the Hilton Garden Inn Providence were expensed as incurred in accordance with Topic 810 for the three months ended March 31, 2020. There were no acquisition costs for the three months ended March 31, 2019. Acquisition costs include closing costs associated with the purchase of the Hilton Garden Inn Providence.

Depreciation and amortization

Depreciation and amortization expenses were $662,512 and $544,401 for the three months ended March 31, 2020 and 2019, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $118,111 increase in depreciation and amortization expense is primarily the result of owning the Hilton Garden Inn Providence for one month and three days during the three months ended March 31, 2020.

Loss on acquisition

The $133,521 loss on acquisition for the three months ended March 31, 2020, represents the loss incurred as a result of purchase of the Hilton Garden Inn Providence. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. The loss is primarily a result of significant decreases in interest rates and its impact on the fair value of debt due to COVID-19. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly. There were no gains on acquisitions for the three months ended March 31, 2019.

Interest expense, net

Interest expense, net, was $553,010 and $614,696 for the three months ended March 31, 2020 and 2019, respectively. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor. Also included in interest expense are the amortization of deferred financing costs and debt discounts or premiums. The $61,686 decrease in interest expense is primarily due to the fact that during the three months ended March 31, 2019, we incurred $76,833 of interest expense on a $6,600,000 promissory note with our Sponsor related to the acquisition of the Hotel Indigo Traverse City. The note was repaid in full by July 11, 2019 and, therefore, there was no interest expense associated with this promissory note for the three months ended March 31, 2020. Interest expense also decreased due to a decrease in the interest rate on the outstanding mortgage note payable relating to the Hotel Indigo Traverse City. Upon completion of a loan paydown in February 2019, the outstanding increase rate was reduced by 0.50%. Additionally, during the three months ended March 31, 2020, we incurred $71,410 of interest expense relating to the outstanding mortgage note payable on the Hilton Garden Inn Providence for the one month and three days of ownership, offset by $11,026 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $25,727 and $0 for three months ended March 31, 2020 and 2019, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Unrealized loss on interest rate swap

Unrealized loss on our interest rate swap was $224,609 and $68,743 for the three months ended March 31, 2020 and 2019, respectively.

Income tax benefit or expense

We had an income tax expense of $7,029 for the three months ended March 31, 2020 and income tax benefit of $49,764 for the three months ended March 31, 2019. The income tax expenses and benefits are related to taxable income at the TRSs.

Net income or loss

For the three months ended March 31, 2020, we had a net loss of $2,214,842 compared to a net loss of $498,572 for the three months ended March 31, 2019. The increase in net loss of $1,716,270 over the comparable prior year period was primarily due to an increase in operations as a result of the Hilton Garden Inn Providence and offset by the associated increases to corporate general and administrative costs, acquisition costs and acquisition fees, and the negative impact of COVID-19 on the hotel properties.

Net income or loss attributable to noncontrolling interests

Net loss relating to noncontrolling interests was $125,259 for the three months ended March 31, 2020 compared to net income of $250,606 for the three months ended March 31, 2019. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

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

In anticipation of a significant strain on the hotels’ cash flows we have implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments for a period of three to six months, and utilize provisions from the recently passed CARES Act to provide additional liquidity from federally supported loan programs. As of May 15, 2020, we have received $1,019,117 in PPP loans relating to our four hotel properties. We have also made modifications to our existing debt. For more information, refer to Note 9 - “Subsequent Events” to our unaudited interim condensed consolidated financial statements.

On April 7, 2020, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. Sales of shares in the Public Offering and pursuant to the DRIP will each remain suspended until such time as our board of directors approves their resumption.

Our board of directors made this difficult decision because it does not believe it is appropriate for us to continue to sell shares of common stock until it has determined an updated NAV per share. We expect to release an updated NAV per share of all classes of our capital stock calculated as of March 31, 2020 when available, which we expect to be lower than the current NAV per share.

In addition, the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We paid quarterly distributions with respect to the quarter ended March 31, 2020 with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accrue pursuant to our charter.

We also temporarily suspended repurchases, other than share repurchases due to death, under our share repurchase program effective with repurchase requests that would otherwise be processed in April 2020.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the three months ended March 31, 2020. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the three months ended March 31, 2020 and 2019.

Cash Flows Provided by (Used in) Operating Activities

We owned an interest in three hotel properties for the full three-month period ended March 31, 2020 and a fourth hotel property for approximately one month and three days during the same three-month period. We owned an interest in three hotel properties for the full three-month period ending March 31, 2019. During the three months ended March 31, 2020, net cash provided by operating activities was $38,269 compared to the net cash provided by operating activities of $640,231 for the three months ended March 31, 2019. Our operating cash flows during the three months ended March 31, 2020 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, the loss on the acquisition of the Hilton Garden Inn Providence and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the three months ended March 31, 2019 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Provided by (Used in) Investing Activities

Cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2020, cash used in investing activities was $12,289,941, which represented the investment in the Hilton Garden Inn Providence, net, and capital improvements at our hotel properties. During the three months ended March 31, 2019, net cash used in investing activities was $208,329 and was primarily the result of capital improvements at our hotel properties.

Cash Flows Provided by (Used in) Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $8,354,404. We received $2,000,000 of mortgage note proceeds relating to the acquisition of the Hilton Garden Inn Providence offset by $94,770 of deferred financing costs incurred. We received proceeds of $7,443,798 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $622,973 for the three months ended March 31, 2020. We paid cash distributions of $393,701 to stockholders with proceeds from operations. Cash flow from financing activities for the three months ended March 31, 2020, also includes $98,000 of distributions and $120,050 of contributions from noncontrolling interest. During the three months ended March 31, 2019, net cash used in financing activities was $10,954. We received proceeds of $3,468,172 through the sale of common stock. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $304,574 for the three months ended March 31, 2019. We made prepayments of $1,744,000 on mortgage notes payable and $1,200,000 on loans from affiliates. We paid cash distributions of $193,802 to stockholders with proceeds from operations. Cash flow from financing activities for the three months ended March 31, 2019, also includes $36,750 of distributions to noncontrolling interest.

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

Our contractual obligations as of March 31, 2020 are as follows:

	2020	2021-2022	2023-2024	Thereafter	Total
Outstanding debt obligations	$2,171,897	$15,901,769	$24,065,264	$14,483,097	$56,622,027
Interest payments on outstanding debt obligations	1,946,062	3,936,422	2,880,944	257,417	9,020,845
Total	$4,117,959	$19,838,191	$26,946,208	$14,740,514	$65,642,872

The contractual obligations as of March 31, 2020 presented above do not include the impact of any debt modifications that occurred subsequent to March 31, 2020. For additional details regarding debt modifications at our hotel properties, refer to Note 9 – “Subsequent Events”.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Reconciliation of net loss to MFFO:
Net loss	$(2,214,842)	$(498,572)
Depreciation and amortization	662,512	544,401
Loss on acquisition	133,521	-
FFO	(1,418,809)	45,829
Less noncontrolling interest:
Net loss (income) attributable to noncontrolling interest	125,259	(250,606)
Depreciation and amortization attributable to noncontrolling interest	(171,733)	(166,448)
FFO attributable to common stockholders	(1,465,283)	(371,225)
Acquisition fees and expenses	513,519
Amortization of deferred financing costs and debt discount as interest	16,422	25,870
Unrealized loss on interest rate swap	224,609	68,743
MFFO attributable to common stockholders	$(710,733)	$(276,612)

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2019 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, except as noted below.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

Our business has been adversely affected by the impact of, and the public perception of a risk of, a pandemic disease. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which has subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in affected regions. Since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as we are recording significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. A continued outbreak of the virus in the U.S. would likely further reduce travel and demand at our hotels. In addition, as a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, our Springhill Suites hotel located in Wilmington, NC was instructed to close effective March 30, 2020 and remained closed through May 1, 2020. A prolonged occurrence of the virus may result in health or other government authorities imposing restrictions on travel or other market impacts. The hotel industry and our portfolio are already experiencing the postponement or cancellation of business conferences and similar events. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our hotels are located, may adversely affect us by reducing demand for our hotels. Currently, no vaccines have been developed, and there can be no assurance that an effective vaccine can be discovered in time to protect against a potential pandemic. Any of these events could result in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 27, 2020, as partial consideration for our acquisition of the Hilton Garden Inn Providence, our Operating Partnership issued 128,124 Class K units of limited partnership interests in our Operating Partnership, or Class K OP Units, valued at $10.00 per Class K OP Unit. Such issuance represents a total investment of $1,281,244 in Class K OP Units of our Operating Partnership. Individuals with direct or indirect interests in the sellers of the Hilton Garden Inn Providence who are direct or indirect owners of our Sponsor and PHA received only Class K OP Units and no cash as consideration.

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

On May 23, 2019, our board of directors determined an estimated NAV per share of all classes of our common stock as of March 31, 2019. Our board of directors determined that no updates to the offering prices of the K Shares, K-I Shares and K-T Shares in our Public Offering were required. The NAV per share of all classes of our capital stock was published before the COVID-19 pandemic, and may differ significantly from the our actual estimated NAV per share until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to the our estimated NAV per share, as determined by the board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares. We expect to release updated NAV per share of all classes of our capital stock calculated as of March 31, 2020, which may be lower than the current NAV per share of all classes of our capital stock.

On April 7, 2020, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. Sales of shares in the Public Offering and pursuant to the DRIP will each remain suspended until such time as our board of directors approves their resumption.

Our board of directors made this difficult decision because it does not believe it is appropriate for us to continue to sell shares of common stock until it has determined an updated NAV per share. We expect to release an updated NAV per share of all classes of our capital stock calculated as of March 31, 2020 when available, which it expects to be lower than the current NAV per share.

From the commencement of the Public Offering through March 31, 2020, we sold 2,066,765 K Shares at a weighted average price of $9.98 per share for gross proceeds of $20,617,045, 625,589 K-I Shares at a weighted average price of $9.30 per share for gross proceeds of $5,820,206, 47,540 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $475,400, for total gross proceeds of $26,912,651 in the Public Offering. During the same period, pursuant to the DRIP, we issued 5,884 K Shares to investors at a weighted average of $9.50 per K Share for gross proceeds of $55,899, 6,100 K-I Shares at a weighted average of $9.50 per K-I Share for gross proceeds of $57,950, and 439 K-T Shares at a weighted average of $9.50 per K-T Share for gross proceeds of $4,175, for total gross DRIP proceeds of $118,023.

From commencement of the Public Offering through March 31, 2020, we had incurred $2,212,853 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through March 31, 2020, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through March 31, 2020, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$2,212,853	Actual
Other organization and offering costs	2,170,248	Actual
Total	$4,383,101

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of March 31, 2020, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $38,278,115.

We expect to use the net proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of March 31, 2020, we had an ownership interest in four hotel properties for a total purchase price of $63,322,489 inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering and borrowings.

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

On March 20, 2020, our board of directors decided to temporarily suspend repurchases under our share repurchase program effective with repurchase requests that would otherwise be processed in April 2020 due to the negative impact of the coronavirus (COVID-19) pandemic on our portfolio to date. However, we will continue to process repurchases due to death in accordance with the terms of our share repurchase program. We will announce any updates concerning our share repurchase program in a Current Report on Form 8-K. Any unprocessed requests will automatically roll over to be considered for repurchase when we fully reopen our share repurchase program, unless a stockholder withdraws the request for repurchase five business days prior to the next repurchase date.

During the three months ended March 31, 2020, we did not fulfill any repurchase requests. We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received.

Our board of directors approved two outstanding repurchase requests due to death that were received during the three months ended March 31, 2020 and on May 1, 2020, we repurchased 23,500 K Shares for $235,000, or $10.00 per K Share. We currently have one unfulfilled standard repurchase request that was received during the three months ended March 31, 2020 for 2,500 K Shares for $23,750, or $9.50 per K Share outstanding.

During the three months ended March 31, 2019, we did not receive any repurchase requests, and as of March 31, 2019, there were no outstanding and unfulfilled repurchase requests.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as a part of this report or incorporated by reference.

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.2	Bylaws of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.5	Articles of Amendment of Procaccianti Hotel REIT, Inc., effective as of March 31, 2020 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020)

4	Third Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.3 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 14, 2018 and incorporated herein by reference).

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018, as supplemented, and incorporated herein by reference).

4.2	Distribution Reinvestment Plan (included as Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018, as supplemented, and incorporated herein by reference).

4.3	Description of Securities Registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 333-217578) filed on March 30, 2020, and incorporated by reference herein).

10.1	Assignment of Membership Interest Purchase Agreement, dated as of February 27, 2020, by and between The Procaccianti Group, LLC, as assignor, and Procaccianti Hotel REIT, L.P., as assignee (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.2	Membership Interest Purchase Agreement, dated as of January 14, 2020, by, between and among TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, and EHI Gano Holdings, Inc., as Sellers, and the Procaccianti Group, LLC, as Purchaser (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.3	First Amendment to Membership Interest Purchase Agreement, dated as of February 12, 2020, by, between and among TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, and EHI Gano Holdings, Inc., as Sellers, and the Procaccianti Group, LLC, as Purchaser (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.4	Second Amendment to Membership Interest Purchase Agreement, dated as of February 20, 2020, by, between and among TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, and EHI Gano Holdings, Inc., as Sellers, and the Procaccianti Group, LLC, as Purchaser (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.5	Third Amendment to Membership Interest Purchase Agreement, dated as of February 27, 2020, by and between TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, EHI Gano Holdings, Inc. and TPG DP Investors, Inc., as Sellers, and the Procaccianti Group, LLC, as Purchaser (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.6	Omnibus Amendment, Assignment, Assumption, Release and Reaffirmation Agreement, made as of February 27, 2020, between and among Gano Holdings, LLC, as Borrower, Hotel Manager Gano Opco Sub, LLC, Procaccianti Hotel REIT, Inc., and James A. Procaccianti, and East Boston Savings Bank (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.7	Amended and Restated Commercial Real Estate Promissory Note, as of February 27, 2020, made by Gano Holdings, LLC and payable to East Boston Savings bank (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.8	Collateral Assignment and Security Agreement in respect of Contracts, Licenses and Permits, effective as of February 27, 2020, by and between Gano Holdings, LLC, and East Boston Savings Bank (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.9	Collateral Assignment and Security Agreement in respect of Contracts, Licenses and Permits, effective as of February 27, 2020, by and between Hotel Manager Gano Opco Sub, LLC and Gano Holdings, LLC (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.10	Third Amendment to (i) Open-End Mortgage, Security Agreement and Assignment to Secure Present and Future Loans Under Chapter 25 of Title 34 of the General Laws of the State of Rhode Island and (ii) Assignment of Borrower’s Interests in Leases, Rents and Profits granted to East Boston Savings Bank, as Mortgagee, by Gano Holdings, LLC, as Mortgagor (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.11	Hotel Lease between Gano Holdings, LLC, as Landlord, and PHR Gano Opco Sub, LLC, as Tenant, dated February 27, 2020 (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.12	Hotel Management Agreement between PHR Gano Opco Sub, LLC and Gano Hotel Manager, LLC, made as of February 27, 2020 (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.13	Tri-Party Agreement by Gano Holdings, LLC, as Owner, PHR Gano Opco Sub, LLC, as Tenant, Gano Hotel Manager, LLC, as Operator and East Boston Savings Bank, as Lender (included as Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.14	Amended and Restated Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P., dated as of February 27, 2020 (included as Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 333-217578) filed on March 30, 2020, and incorporated by reference herein).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROCACCIANTI HOTEL REIT, INC.

Date:	May 15, 2020	By:	/s/ James A. Procaccianti
James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 15, 2020	By:	/s/ Gregory Vickowski
Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)