Form 10-Q
period 2020-06-30
PROCACCIANTI HOTEL REIT, INC.
filed 2020-08-14
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 14, 2020, there were 3,321,770 shares of the Registrant’s Class K common stock issued and outstanding, 635,472 shares of the Registrant’s Class K-I common stock issued and outstanding, 47,989 shares of the Registrant’s Class K-T common stock issued and outstanding, 537,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Property and equipment, net	$91,019,494	$63,367,852
Cash	5,993,326	11,370,148
Restricted cash	2,690,506	1,631,649
Accounts receivable, net	239,828	224,429
Due from related parties	115,883	400,446
Prepaid expenses and other assets, net	1,401,829	758,056
Total Assets	$101,460,866	$77,752,580

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$56,940,397	$39,437,601
Other debt	1,018,917	-
Accounts payable, accrued expenses and other, net	4,168,973	2,692,823
Due to related parties	2,436,875	1,308,424
Total Liabilities	64,565,162	43,438,848

Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,182,890	-

Stockholders' Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized,
3,278,238 and 2,680,845 shares issued and outstanding, respectively	32,782	26,808
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized,
631,699 and 491,718 shares issued and outstanding, respectively	6,317	4,917
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized,
47,989 and 45,616 shares issued and outstanding, respectively	480	456
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized,
537,410 shares issued and outstanding	5,374	5,374
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	37,739,236	31,607,360
Cumulative loss	(5,665,737)	(2,265,816)
Cumulative distributions	(2,626,536)	(1,631,573)
Total Stockholders' Equity	29,493,166	27,748,776
Noncontrolling interest	6,219,648	6,564,956
Total Equity	35,712,814	34,313,732
Total Liabilities and Stockholders' Equity	$101,460,866	$77,752,580

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rooms	$1,703,313	$4,045,047	$4,319,549	$7,215,559
Food and beverage	200,832	566,180	483,384	852,918
Other operating	66,789	115,486	168,888	207,747
Total revenues	1,970,934	4,726,713	4,971,821	8,276,224

Expenses
Rooms	367,559	793,664	1,060,214	1,459,980
Food and beverage	101,136	376,252	363,946	627,010
Other property expenses	1,143,844	1,398,712	2,540,389	2,693,229
Property management fees to affiliates	59,153	142,208	149,377	248,825
Corporate general and administrative	367,513	337,936	938,422	802,324
Other fees to affiliates	143,131	87,930	692,887	175,341
Acquisition costs	-	-	72,149	-
Depreciation and amortization	782,050	557,471	1,444,562	1,101,872
Total expenses	2,964,386	3,694,173	7,261,946	7,108,581

Loss on acquisition	-	-	(133,521)	-

Operating income (loss)	(993,452)	1,032,540	(2,423,646)	1,167,643

Interest expense, net	(711,859)	(511,943)	(1,264,869)	(1,126,639)
Unrealized gain (loss) on interest rate swap	53,851	(158,605)	(170,758)	(227,348)
Net income (loss) before income taxes	(1,651,460)	361,992	(3,859,273)	(186,344)
Income tax benefit (expense)	669	(24,340)	(6,360)	25,424
Net income (loss)	(1,650,791)	337,652	(3,865,633)	(160,920)
Net income (loss) attributable to noncontrolling interests	(340,453)	250,280	(465,712)	500,886
Net income (loss) attributable to common stockholders	$(1,310,338)	$87,372	$(3,399,921)	$(661,806)

Net income (loss) attributable to Class K common stockholders - basic and diluted	$(914,885)	$74,714	$(2,377,722)	$(441,197)
Net income (loss) per Class K common share - basic and diluted	$(0.28)	$0.04	$(0.75)	$(0.26)
Weighted average number of Class K common shares outstanding - basic and diluted	3,285,727	1,819,491	3,164,258	1,671,863

Net income (loss) attributable to Class K-I common stockholders - basic and diluted	$(175,892)	$6,199	$(447,643)	$(24,155)
Net income (loss) per Class K-I common share - basic and diluted	$(0.28)	$0.04	$(0.75)	$(0.26)
Weighted average number of Class K-I common shares outstanding - basic and diluted	631,699	150,546	596,143	91,567

Net income (loss) attributable to Class K-T common stockholders - basic and diluted	$(13,362)	$146	$(35,768)	$(536)
Net income (loss) per Class K-T common share - basic and diluted	$(0.28)	$0.04	$(0.75)	$(0.26)
Weighted average number of Class K-T common shares outstanding - basic and diluted	47,989	3,547	47,554	2,037

Net income (loss) attributable to Class A common stockholders - basic and diluted	$(149,638)	$19,881	$(404,337)	$(125,736)
Net income (loss) per Class A common share - basic and diluted	$(0.28)	$0.04	$(0.75)	$(0.26)
Weighted average number of Class A common shares outstanding - basic and diluted	537,410	484,333	537,410	476,415

Net loss attributable to Class B common stockholders - basic and diluted	$(56,561)	$(13,568)	$(134,451)	$(70,182)
Net loss per Class B common share - basic and diluted	$(0.45)	$(0.11)	$(1.08)	$(0.56)
Weighted average number of Class B common shares outstanding - basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2019	2,680,845	$26,808	491,718	$4,917	45,616	$456	537,410	$5,374	125,000	$1,250	$31,607,360	$(2,265,816)	$(1,631,573)	$27,748,776	$6,564,956	$34,313,732
Issuance of common stock	617,967	6,180	137,312	1,373	2,000	20	-	-	-	-	7,436,225	-	-	7,443,798	-	7,443,798
Issuance of common stock pursuant to distribution reinvestment plan	2,926	29	2,669	27	373	4	-	-	-	-	56,636	-	-	56,696	-	56,696
Commissions on sales of
common stock and related
dealer manager fees and
stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(622,973)	-	-	(622,973)	-	(622,973)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(502,102)	-	-	(502,102)	-	(502,102)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,089,583)	-	(2,089,583)	(63,183)	(2,152,766)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(450,397)	(450,397)	(98,000)	(548,397)
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-	120,050	120,050
BALANCE, March 31, 2020	3,301,738	33,017	631,699	6,317	47,989	480	537,410	5,374	125,000	1,250	37,975,146	(4,355,399)	(2,081,970)	31,584,215	6,523,823	38,108,038
Commissions on sales of
common stock and related
dealer manager fees and
stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(1,145)	-	-	(1,145)	-	(1,145)
Repurchase of common stock	(23,500)	(235)	-	-	-	-	-	-	-	-	(234,765)	-	-	(235,000)	-	(235,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,310,338)	-	(1,310,338)	(304,175)	(1,614,513)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(544,566)	(544,566)	-	(544,566)
BALANCE, June 30, 2020	3,278,238	$32,782	631,699	$6,317	47,989	$480	537,410	$5,374	125,000	$1,250	$37,739,236	$(5,665,737)	$(2,626,536)	$29,493,166	$6,219,648	$35,712,814

	Common Stock										Additional			Total Procaccianti Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2018	1,364,918	$13,649	12,243	$122	510	$5	468,410	$4,684	125,000	$1,250	$15,724,108	$(2,368,768)	$(527,556)	$12,847,494	$6,865,218	$19,712,712
Issuance of common stock	298,646	2,987	54,156	542	-	-	-	-	-	-	3,464,643	-	-	3,468,172	-	3,468,172
Issuance of common stock
pursuant to distribution
reinvestment plan	6	-	118	1	-	-	-	-	-	-	1,175	-	-	1,176	-	1,176
Commissions on sales of
common stock and related
dealer manager fees and
stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(304,574)	-	-	(304,574)	-	(304,574)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(215,829)	-	-	(215,829)	-	(215,829)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(749,178)	-	(749,178)	250,606	(498,572)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(194,978)	(194,978)	(36,750)	(231,728)
BALANCE, March 31, 2019	1,663,570	16,636	66,517	665	510	5	468,410	4,684	125,000	1,250	18,669,523	(3,117,946)	(722,534)	14,852,283	7,079,074	21,931,357
Issuance of common stock	319,983	3,200	146,495	1,465	5,540	56	69,000	690			5,302,214			5,307,625	-	5,307,625
Issuance of common stock
pursuant to distribution
reinvestment plan	330	3	309	3							6,068			6,074		6,074
Commissions on sales of
common stock and related
dealer manager fees and
stockholder servicing fees											(364,267)			(364,267)		(364,267)
Other offering costs to affiliates											(432,787)			(432,787)		(432,787)
Net income												87,372		87,372	250,280	337,652
Distributions paid													(230,086)	(230,086)	(294,000)	(524,086)
BALANCE, June 30, 2019	1,983,883	$19,839	213,321	$2,133	6,050	$61	537,410	$5,374	125,000	$1,250	$23,180,751	$(3,030,574)	$(952,620)	$19,226,214	$7,035,354	$26,261,568

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(3,865,633)	$(160,920)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,444,562	1,101,872
Amortization of deferred financing costs and debt discounts and premiums as interest	13,952	51,739
Amortization of key money loans	(26,750)	(26,750)
Loss on acquisition	133,521	-
Unrealized loss on interest rate swap	170,758	227,348
Changes in operating assets and liabilities:
Accounts receivable	(4,916)	(186,505)
Due from related parties	(217,539)	(288,186)
Prepaid expenses and other assets	(560,649)	(265,247)
Accounts payable, accrued expenses and other	1,209,560	775,907
Due to related parties	1,128,451	416,929
Net cash provided by (used in) operating activities	(574,683)	1,646,187

Cash Flows from Investing Activities:
Acqusition of hotel property, net	(12,240,256)	-
Capital improvements	(80,771)	(508,865)
Net cash used in investing activities	(12,321,027)	(508,865)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	7,443,798	8,775,797
Payment of commissions and dealer manager fees and stockholder servicing fees	(624,118)	(668,841)
Proceeds from mortgage note	2,000,000	-
Proceeds from other debt	1,018,917	-
Payments of mortgage notes principal	(14,865)	(1,744,000)
Payment of deferred financing costs	(94,770)	-
Payments of loans from affiliates	-	(5,800,000)
Distributions to stockholders	(938,267)	(417,814)
Distributions to noncontrolling interest	(98,000)	(330,750)
Contributions from noncontrolling interest	120,050	-
Repurchase of common stock	(235,000)	-
Net cash provided by (used in) financing activities	8,577,745	(185,608)

Increase (decrease) in cash and cash equivalents and restricted cash	(4,317,965)	951,714

Cash and cash equivalents and restricted cash, beginning of period	13,001,797	3,798,152

Cash and cash equivalents and restricted cash, end of period	$8,683,832	$4,749,866

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$5,993,326	$2,857,615
Restricted cash	2,690,506	1,892,251
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$8,683,832	$4,749,866

The Company paid the following amounts for interest and income taxes:

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$899,011	$1,143,254
Cash paid for income taxes	$-	$23,700

Supplemental Disclosure of Noncash Transactions

	Six Months Ended June 30,
	2020	2019
Common stock issued pursuant to distribution reinvestment plan	$56,696	$7,250
Other offering costs paid to affiliates	$(274,877)	$(648,616)
Decrease in due from related parties	$274,877	$648,616
Assumption of mortgage note payable	$15,598,479	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company used the proceeds from its Private Offering (defined below) and used and expects to continue to use the proceeds from its Public Offering (defined below) to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (“U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership, (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership.

As of June 30, 2020, the Company owned interests in four select-service hotels located in four states with a total of 483 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

On August 14, 2018, the Company commenced its initial public offering (“Public Offering”) pursuant to a registration statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the U.S. Securities and Exchange Commission (“SEC”), to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K Shares, at an initial offering price of $10.00 per K Share, Class K-I common stock, (“K-I Shares”), at an initial offering price of $9.50 per K-I Share and Class K-T common stock (“K-T Shares”), at an initial offering price of $10.00 per K-T Share, and $50,000,000 in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”) at $9.50 per K Share, $9.50 per K-I Share and $9.50 per K-T Share. On November 16, 2018, the Company revised the offering price per K-I Share in the primary offering from $9.50 to $9.30 per K-I Share, exclusive of the DRIP, which remained at $9.50 per K-I Share.

On April 7, 2020, in response to the global pandemic of the novel coronavirus (“COVID-19”), the Company’s board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share and unanimously approved the resumption of the acceptance of subscriptions, effective immediately, and the resumption of the operation of the DRIP, which will be effective with the next authorized payment of distributions.

The offering and total dollar amount available for purchase per class in the primary portion of the Public Offering are as follows: $7.95 per K-I Share (up to $125,000,000 in shares), $8.56 per K Share (up to $125,000,000 in shares) and $8.56 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amount available for purchase in the Company’s DRIP are as follows: $8.13 per K-I Share (up to $12,500,000 in shares), $8.13 per K Share (up to $12,500,000 in shares), and $8.13 per K-T Share (up to $25,000,000 in shares).

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Since the commencement of the Public Offering and through June 30, 2020, the Company received approximately $27,030,674 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $55,899, $57,950 and $4,175 of gross proceeds from K Shares, K-I Shares and K-T Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $2,190,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

On June 10, 2020, the board of directors authorized the extension of the term of the Company’s Public Offering until August 14, 2021, unless further extended by the board of directors as permitted under applicable law or earlier terminated by the board of directors. The Company may, in its discretion, terminate the Public Offering at any time. If the Company’s board of directors determines that it is in the Company’s best interest, the Company may conduct follow-on public offerings upon the termination of the Public Offering. The Company’s charter does not restrict its ability to conduct offerings in the future.

On February 27, 2020, as partial consideration for the Company’s acquisition of the Hilton Garden Inn Providence (as defined herein), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership (“Class K OP Units”) valued at $10.00 per Class K OP Unit. Such issuance represents a total investment of $1,281,244 in Class K OP Units. Individuals with direct or indirect interests in the sellers of the Hilton Garden Inn Providence who are direct or indirect owners of the Company’s Sponsor and PHA received only Class K OP Units and no cash as consideration.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At June 30, 2020, the assets of our VIEs were $68,255,259, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs' obligations. The liabilities of our VIEs were $44,562,836 at June 30, 2020 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

Under GAAP, the Company is required to disclose the fair value of certain financial instruments on a recurring basis. The accompanying condensed consolidated balance sheets include the following financial instruments: cash, restricted cash, accounts receivable, mortgage notes payable and other debt.

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

As of June 30, 2020, the estimated fair value of the mortgage notes payable was $55,397,661 compared to the carrying value of $57,109,561. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains cash reserves for property taxes and capital improvements as required by the debt agreements. At June 30, 2020 and 2019, reserves for property taxes were $602,345 and $704,912, respectively, and reserves for capital improvements were $2,040,000 and $1,168,200, respectively. The Company also included $48,161 and $19,139 of guest advance deposits as restricted cash at June 30, 2020 and 2019, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At June 30, 2020, the Company had no material uncertain tax positions.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company's tax years 2016 through 2019 remain subject to examination by federal and various state tax jurisdictions.

Noncontrolling Interest

Noncontrolling interest represents the portion of equity of Procaccianti Convertible Fund, LLC (“PCF”) held by owners other than the Company. Noncontrolling interest is reported in the condensed consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest are reported in the condensed consolidated statement of operations.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Noncontrolling Interest of the Operating Partnership

Noncontrolling interest of the Operating Partnership represents the value of the 128,124 Class K OP Units that were issued to third-party sellers in connection with the acquisition of the Hilton Garden Inn Providence. Noncontrolling interest of the Operating Partnership is reported in the mezzanine section of the condensed consolidated balance sheet, as the units are redeemable at the request of the holder for cash equal to the fair market value of a K Share as defined in the Amended and Restated Operating Partnership Agreement (as defined herein). The Company may elect to acquire any such unit presented for redemption for one K Share or cash. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest of the Operating Partnership are reported in the condensed consolidated statement of operations.

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Non-vested shares of restricted Class K common stock totaling 2,250 K Shares as of June 30, 2020 held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated earnings per share for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(1,310,338)	$87,372	$(3,399,921)	$(661,806)
Less: Class K Common Stock dividends declared and accumulated	571,861	272,201	1,025,769	497,482
Less: Class K-I Common Stock dividends declared and accumulated	109,943	22,540	193,572	27,256
Less: Class K-T Common Stock dividends declared and accumulated	8,352	531	15,382	607
Less: Class A Common Stock dividends declared and accumulated	93,533	72,451	$173,704.00	141,750
Undistributed net loss	$(2,094,027)	$(280,351)	$(4,808,348)	$(1,328,901)
Class K Common Stock:
Undistributed net loss	$(1,486,746)	$(197,488)	$(3,403,492)	$(938,678)
Class K Common Stock dividends declared and accumulated	571,861	272,201	1,025,769	497,482
Net income (loss)	$(914,885)	$74,713	$(2,377,723)	$(441,196)
Net income (loss) per common share, basic and diluted	$(0.28)	$0.04	$(0.75)	$(0.26)
Weighted average number of common shares outstanding, basic and diluted	3,285,727	1,819,491	3,164,258	1,671,863
Class K-I Common Stock:
Undistributed net loss	$(285,835)	$(16,340)	$(641,215)	$(51,411)
Class K-I Common Stock dividends declared and accumulated	109,943	22,540	193,572	27,256
Net income (loss)	$(175,892)	$6,200	$(447,643)	$(24,155)
Net income (loss) per common share, basic and diluted	$(0.28)	$0.04	$(0.75)	$(0.26)
Weighted average number of common shares outstanding, basic and diluted	631,699	150,546	596,143	91,567
Class K-T Common Stock:
Undistributed net loss	$(21,715)	$(385)	$(51,150)	$(1,144)
Class K-T Common Stock dividends declared and accumulated	8,352	531	15,382	607
Net income (loss)	$(13,363)	$146	$(35,768)	$(537)
Net income (loss) per common share, basic and diluted	$(0.28)	$0.04	$(0.75)	$(0.26)
Weighted average number of common shares outstanding, basic and diluted	47,989	3,547	47,554	2,037
Class A Common Stock:
Undistributed net loss	$(243,170)	$(52,570)	$(578,040)	$(267,486)
Class A Common Stock dividends declared and accumulated	93,533	72,451	173,704	141,750
Net income (loss)	$(149,637)	$19,881	$(404,336)	$(125,736)
Net income (loss) per common share, basic and diluted	$(0.28)	$0.04	$(0.75)	$(0.26)
Weighted average number of common shares outstanding, basic and diluted	537,410	484,333	537,410	476,415
Class B Common Stock:
Undistributed net loss	$(56,561)	$(13,568)	$(134,451)	$(70,182)
Net loss per common share, basic and diluted	$(0.45)	$(0.11)	$(1.08)	$(0.56)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

New Accounting Standards

In June 2016, the FASB issued Accounting Standards Updates (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 325): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted ASU No. 2016-13 using the modified retrospective approach and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2020:

Property Name	Date Acquired	Location	Ownership Interest	Contract Purchase Price(1) (2)	Rooms	Mortgage Debt Outstanding
Springhill Suites Wilmington	05/24/2017(1)	Wilmington, NC	51%	$18,000,000	120	$11,253,135
Staybridge Suites St. Petersburg	06/29/2017(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,325,000
Hotel Indigo Traverse City	08/15/2018	Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020	Providence, RI	100%	$28,500,000	137	$16,936,901

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Land	$11,588,686	$7,987,069
Building and improvements	77,251,915	53,478,730
Furniture, fixtures, and equipment	7,150,256	5,435,758
Total cost	95,990,857	66,901,557
Accumulated depreciation	(4,971,363)	(3,533,705)
Investment in hotel properties, net	$91,019,494	$63,367,852

Depreciation expense for the three months ended June 30, 2020 and 2019 was $778,182 and $554,852, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $1,437,658 and $1,096,635, respectively.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The purchase price, exclusive of closing costs and typical hotel closing date adjustments, was comprised of three components as follows: (a) a $10,281,855 cash payment, (b) the issuance of 128,124 Class K OP Units of limited partnership interests in the Operating Partnership, valued at $10.00 per Class K OP Unit, and (c) the assumption of the existing debt balance on the Hilton Garden Inn Providence (the “Existing Debt”), as evidenced by a promissory note and other loan documents. The cash portion of the acquisition was funded with net proceeds from the Company’s Public Offering. Individuals with direct or indirect interests in the seller of the Hilton Garden Inn Providence who are direct or indirect owners of the Sponsor and PHA received only Class K OP Units and no cash as consideration. The value of the Class K OP Units of $1,281,244 is presented as noncontrolling interest in the Operating Partnership on the condensed consolidated balance sheet as of June 30, 2020.

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

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at June 30, 2020, is a $13,325,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $11,253,135 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”) and a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”).

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of June 30, 2020, the Company had made principal payments of $14,865.

The TCI Note was entered into on August 15, 2018 and had an original principal balance of $17,836,000. As of June 30, 2020, the Company had prepaid $2,744,000 outstanding on the TCI Note. The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at June 30, 2020. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

The Company assumed the HGI Note upon acquisition of the Hilton Garden Inn Providence on February 27, 2020. At the time of acquisition, the existing debt on the property was $14,936,901. At closing, the Company assumed the entire outstanding balance and increased the loan by an additional $2,000,000 to provide additional capital for the acquisition, for a total mortgage note payable of $16,936,901. The HGI Note requires monthly interest payments at a fixed rate of 4.25%. The HGI Note matures on May 15, 2025. The HGI Note provides for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. The HGI Note matures on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

On April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments will not accrue interest but shall be deemed principal to be due and payable in full on or before June 30, 2021. Regularly scheduled interest payments recommenced on July 1, 2020. Prepayment of the Deferred Payments is allowed without penalty and the Operating Partnership’s obligation to pay the Deferred Payments may be accelerated by Citizens Bank as allowed under the Loan Documents.

On April 23, 2020, the Operating Partnership, through its subsidiary, and the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the existing lender, East Boston Savings Bank, to amend the terms of the mortgage loan and loan documents on the HGI Notes. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 are deferred until the date that is twelve months after the date each payment was originally due.

The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

In addition, the Hotel Indigo Loan Modification Documents waived the Operating Partnership’s requirement to achieve the stated debt service coverage ratio for the period from January 1, 2020 through June 30, 2021 and provides that all net worth, liquidity and financial covenant testing and any requirements of the guarantor, TH Investment Holdings II, LLC, an affiliate of the Sponsor, to comply with such covenants are waived from January 1, 2020 through June 30, 2021.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants are waived until the year ending December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants are waived until the year ending December 31, 2021.

The creditor for the St. Petersburg Note has not modified the terms of its mortgage note. Therefore, any sustained material adverse impact on the Company’s revenues, net income and other operating results due to the COVID-19 pandemic could cause the financial covenants under the Company’s loan agreement to be adversely affected.

As of June 30, 2020, as a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents. Pursuant to the terms of the St. Petersburg Note loan documents, such an event would require a significant paydown to cure. In accordance with the St. Petersburg Note loan documents, the Company anticipates that the loan will go into cash management in August or September of 2020. This would prohibit the Company from using any proceeds from the Staybridge Suites St. Petersburg to fund future distributions. The Company is in contact with the lender in an effort to negotiate a forbearance agreement on the loan to receive a waiver for the covenant testing but at this point in time cannot guarantee that the waiver will be granted.

Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted here and elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on the Company’s ability to satisfy these covenants.

Interest expense on mortgage notes payable for the three months ended June 30, 2020 and 2019 was $686,699 and $432,926, respectively. Interest expense on mortgage notes payable for the six months ended June 30, 2020 and 2019 was $1,227,826 and $932,204, respectively.

Also included in mortgage notes payable as of June 30, 2020, is $162,921 of net deferred financing costs and debt discounts and premiums. For the three months ended June 30, 2020 and 2019, the Company amortized $2,472 and $25,870, respectively, of net deferred financing costs and debt discounts and premiums as interest expense. For the six months ended June 30, 2020 and 2019, the Company amortized $13,952 and $51,739, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the terms of the Company’s outstanding interest rate swap agreement:

	Balance Sheet Location	Notional Amount as of June 30, 2020	Interest Rate(1)	Effective Date	Maturity Date	Fair Value of Liability as of June 30, 2020(2)
Interest rate swap	Accounts payable, accrued expenses and other, net	$15,092,000	5.30%	8/15/2018	8/15/2021	$(490,834)

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

Concurrent with the Hotel Indigo Loan Modification Documents, the Operating Partnership, through its subsidiary, entered into a Swap Modification Agreement with Citizens Bank (the “Swap Modification Agreement”) to modify the swap derivative contract with Citizens Bank that fixes the interest rate on the outstanding balance of the mortgage loan. The Swap Modification Agreement modified the requirements to make payments under the swap derivative contract and provided for a deferral of any payments during the period beginning on April 21, 2020 and ending on July 1, 2020.

Note 6 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was adopted by the Federal Government, which, among other things, provides emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Association loan to businesses with fewer than 500 employees that may be partially forgivable. As of May 15, 2020, the Company has received $1,018,917 in PPP loans relating to the four hotel properties (the “PPP Loans”). These loans are presented as other debt on the condensed consolidated balance sheets. The PPP Loans accrue interest at 1.00% per annum and may be prepaid in whole or in part without penalty. Principal and interest are payable in 18 monthly installments beginning on October 20, 2020 plus a final payment equal to all unpaid principal and accrued interest on the maturity dates. Accrued interest of $1,169 on the PPP loans for the three and six months ended June 30, 2020, is included in interest expense on the condensed consolidated statements of operations. Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP loans and such forgiveness will be determined, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, based on the use of loan proceeds for payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intends to use all of the proceeds from the PPP Loans to retain employees and maintain payroll and make mortgage payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. However, no assurance is provided that the Company will obtain forgiveness of the PPP Loans in whole or in part.

Note 7 - Related Party Transactions

The Company entered into the Amended and Restated Advisory Agreement on August 2, 2018, with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On July 28, 2020, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA. The renewal was for a one-year term and was effective on August 3, 2020.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the Advisory Agreement, PHA oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, and other administrative services. PHA also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which include maintaining required financial records and preparing reports to stockholders and filings with the SEC. In addition, PHA assists an independent valuation firm and the Company’s board of directors in calculating and determining the Company’s estimated NAV, and assists the Company in overseeing the preparation and filing of tax returns, payment of expenses and for the performance of administrative and professional services rendered to the Company by others. The Company reimburses PHA for certain expenses and pays PHA certain fees pertaining to services provided.

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of June 30, 2020, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

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

For the three and six months ended June 30, 2020, the Company incurred $0 and $441,370, respectively, in acquisition fees related to the Hilton Garden Inn Providence, which are included in other fees to affiliates on the condensed consolidated statement of operations. There were no acquisition fees incurred for the three and six months ended June 30, 2019. As of June 30, 2020 and 2019, there were $979,350 and $537,980, respectively, of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $14,610 and $8,048, respectively, for the three months ended June 30, 2020 and 2019, $25,023 and $16,007, respectively, for the six months ended June 30, 2020 and 2019, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended June 30, 2020 and 2019, the Company incurred $143,131 and $87,930, respectively, in asset management fees. For the six months ended June 30, 2020 and 2019, the Company incurred $251,516 and $175,342, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. Interest expense on the outstanding asset management fees was $11,797 and $5,420 for the three months ended June 30, 2020 and 2019, respectively and $21,270 and $9,479 for the six months ended June 30, 2020 and 2019, respectively. These amounts are included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and six months ended June 30, 2020 and 2019.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of June 30, 2020 and 2019 were paid directly by the Company and there have been no reimbursements to PHA.

Organization and Offering Costs

Organization and offering costs include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, as well as legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. For more information regarding selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, see Note 8 – “Stockholders’ Equity”.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain organization and offering costs have been incurred by PHA on behalf of the Company. As of June 30, 2020, the total amount of organization and offering costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,194,572, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $2,227,597. The Company may reimburse PHA and its affiliates for organization and offering costs incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of June 30, 2020, $3,683,631 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.

The Company records organization and offering costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of June 30, 2020, the maximum amount allowed to be recognized by the Company in its financial statements in accordance with the rules established by the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company recognized organization and offering costs of $1,125,074 and $1,317,457 for the six months ended June 30, 2020 and 2019, respectively.

Advances to PHA

As of June 30, 2020, the Company had advanced $18,000 to PHA for general and administrative expenses to be paid by PHA on behalf of the Company, which is included in due from related parties in the condensed consolidated balance sheet as of June 30, 2020.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Aggregate property management fees incurred were $59,153 and $142,208, for the three months ended June 30, 2020 and 2019, respectively, $149,377 and $248,825 for the six months ended June 30, 2020 and 2019, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of June 30, 2020, $39,380 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses for the three months ended June 30, 2020 and 2019 were $31,135 and $10,532, respectively, and $50,556 and $27,404 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, $2,879 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended June 30, 2020 and 2019, the Company paid $24,636 and $59,573, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the six months ended June 30, 2020 and 2019, the Company paid $25,184 and $59,573, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. As of June 30, 2020, the Company had a payable balance of $353,098 due to TPG Risk Services, LLC, which is included in the due to related parties on the condensed consolidated balance sheet.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. Construction management fees incurred were $0 and $13,874 during the three months ended June 30, 2020 and 2019, respectively, $0 and $22,787 during the six months ended June 30, 2020 and 2019, respectively, and capitalized as a part of the construction cost. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $0 and $398,152 during the three months ended June 30, 2020 and 2019, respectively, and $25,776 and $545,576 during the six months ended June 30, 2020 and 2019, respectively, for capital expenditure costs incurred at the hotel properties. Included in the due to related parties balance at June 30, 2020, was a $250 payable TPG Construction, LLC. Included in the due from related parties balance at June 30, 2020, was a $50,570 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hotel Indigo Traverse City.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three and six months ended June 30, 2020 and 2019.

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

Amended and Restated Operating Partnership Agreement

In connection with the Hilton Garden Inn Providence acquisition, effective February 27, 2020, the Company, as general partner of the Operating Partnership, Procaccianti Hotel REIT, LP, LLC and certain principals and affiliates of the Sponsor that were issued Class K OP Units entered into an Amended and Restated Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P. (the “Amended and Restated Operating Partnership Agreement”). For a description of the material terms of the Amended and Restated Operating Partnership Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2020.

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 1.62% and 2.81% for the three months ended June 30, 2020 and 2019, respectively, and 1.68% and 2.91% for the six months ended June 30, 2020 and 2019, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019. Interest expense was $379 and $659 for the three months ended June 30, 2020 and 2019, respectively, $789 and $1,310 for the six months ended June 30, 2020 and 2019, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 15, 2018, in connection with the acquisition of the Hotel Indigo Traverse City, the Company entered into an unsecured loan with its Sponsor in the principal amount of $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrued interest at the rate of 4.75% per annum and had a maturity date of August 16, 2019. The Promissory Note was approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Company used proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary offering to prepay the Promissory Note. As of July 11, 2019, the entire principal and accrued interest balance had been repaid. Interest expense was $0 and $39,022 for the three months ended June 30, 2020 and 2019, respectively, $0 and $115,854 for the six months ended June 30, 2020 and 2019, respectively, and is included in interest expense on the condensed consolidated statements of operations.

Note 8 - Stockholders’ Equity

Under the Company’s charter, the total number of shares of common stock authorized for issuance is 248,125,000, consisting of 55,500,000 K Shares, 55,500,000 K-I Shares, 116,000,000 K-T Shares, 21,000,000 A Shares, and 125,000 shares of Class B common stock, with a par value of $0.01 per share (“B Shares”).

The Company’s K Shares, K-I Shares and K-T Shares entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. Holders of K Shares, K-I Shares and K-T Shares will be entitled to receive cumulative cash distributions on each share at the rate of 7.0% per annum of each share’s distribution base. Prior to March 31, 2020, distributions accrued at the rate of 6.0% per annum of each share’s distribution base. The distribution base will initially be $10.00 per K Share, $10.00 per K-I Share and $10.00 per K-T Share and will be reduced for distributions that the board of directors declares and pays out of net sales proceeds from the sale or disposition of assets to the extent such distributions are not used to pay accumulated, accrued, and unpaid dividends on such K Shares, K-I Shares, and K-T Shares.

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

A Shares entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions and other distributions of excess cash as authorized by the Company’s board of directors. Following the payment of all accumulated, accrued and unpaid distributions on K Shares, K-I Shares and K-T Shares and payment of any accrued asset management fees (and any interest thereon), each A Share will be entitled to receive distributions at a rate not to exceed 7.0% of the stated value of $10.00 per share from income and cash flow from ordinary operations on a cumulative basis. In certain situations (other than upon liquidation), the Company may have excess cash available for distribution and the board of directors may authorize special distributions in which case the holders of A Shares will receive 37.5% of any such excess cash on a pro rata basis. A Shares would also generally be entitled to receive 37.5% of any remaining liquidation cash pro rata based on the number of A Shares outstanding.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of June 30, 2020, under the Public Offering, the Company had issued 2,066,765 K Shares, 625,589 K-I Shares, and 47,540 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $20,617,045 from K Share issuances, $5,820,206 from K-I Share issuances, and $475,400 from K-T Share issuances. As of June 30, 2020, the Company had issued 5,884 K Shares, 6,100 K-I Shares and 439 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $55,899, $57,950 and $4,175, respectively. As of June 30, 2020, the Company had issued 750 restricted K Shares to each of the Company’s three independent directors for a total of 2,250 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of June 30, 2020, the Company had issued 384,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $3,844,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. As of June 30, 2020, there was no remaining receivable balance reflected in equity. As of June 30, 2020, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B Shares to S2K Servicing LLC.

During the six months ended June 30, 2020, pursuant to the primary portion of the Public Offering, the Company sold 617,967 K Shares for aggregate gross proceeds of $6,146,798, or $9.95 per K Share; 137,312 K-I Shares for aggregate gross proceeds of $1,277,000, or $9.30 per K-I Share; and 2,000 K-T Shares for aggregate gross proceeds of $20,000, or $10.00 per K-T Share. During the same period, pursuant to the DRIP, the Company had issued 2,926 K Shares at a price of $9.50 per K Share for aggregate gross proceeds of $27,797, 2,669 K-I Shares at a price of $9.50 per K-I Share for aggregate gross proceeds of $25,354, and 373 K-T Shares at a price of $9.50 per K-T Share for aggregate gross proceeds of $3,545.

Subsequent to June 30, 2020 and through August 14, 2020, pursuant to the primary portion of the Public Offering, the Company sold approximately 43,532 K Shares to investors at a weighted average price of $8.56 per K Share for gross proceeds of $372,630 and approximately 3,774 K-I Shares to investors at a weighted average price of $7.95 per K-I Share for gross proceeds of $30,000.

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

In response to adverse effects of the COVID-19 pandemic, the Company’s board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, the Company’s board of directors unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which will be effective with the next authorized payment of distributions

PHA was obligated to purchase sufficient A Shares to fund payment of organization and offering expenses associated with the Private Offering, and is obligated to purchase sufficient A Shares to fund payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts). PHA’s obligation can be fulfilled by its affiliates, including the Sponsor or entities affiliated with the Sponsor.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company paid S2K Financial LLC (the “dealer manager”), as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The dealer manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The dealer manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of June 30, 2020, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company pays the dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The dealer manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The dealer manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees are generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of June 30, 2020, the Company recognized $2,210,265 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the dealer manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The dealer manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of June 30, 2020, the Company recognized $3,733 of stockholder servicing fees in connection with the Public Offering.

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

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. In July 2019, an additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s 2019 annual meeting of stockholders.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 20, 2020, the Company’s board of directors decided to temporarily suspend repurchases under the A&R SRP, effective with repurchase requests that would have been processed in April 2020 due to the negative impact of the COVID-19 pandemic on the Company’s portfolio at the time; provided, however, the Company continued to process repurchases due to death in accordance with the terms of its share repurchase program. On June 10, 2020, the Company’s board of directors determined to fully reopen the share repurchase program to all repurchase requests commencing with the next quarter repurchase date, beginning in July 2020. Shares will be repurchased subject to and upon the terms and conditions of the Company’s A&R SRP.

The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received.

The Company’s board of directors approved two outstanding repurchase requests due to death that were received during the three months ended March 31, 2020, and on May 1, 2020, the Company repurchased 23,500 K Shares for $235,000, or $10.00 per K Share. The Company currently has two unfulfilled standard repurchase requests that were received during the six months ended June 30, 2020, for 8,832 K Shares for $70,959, or $8.03 per K Share outstanding. These requests were approved by the Company’s board of directors on August 12, 2020.

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

As of August 14, 2020, the Company’s board of directors had not authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of June 30, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2020, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since March 31, 2020, was estimated to be $571,861, or $0.0019125683 per K Share per day, $109,943, or $ $0.0019125683 per K-I Share per day, and $8,352 or $0.0019125683 per K-T Share per day, respectively, or $690,156 in the aggregate.

The Company paid quarterly distributions with respect to the quarter ended March 31, 2020 with operating cash flow, consistent with prior distributions. The Company’s board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

Note 9 - Income Taxes

The Company recognized a consolidated income tax benefit of $669 and a consolidated income tax expense of $24,340 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized a consolidated income tax expense of $6,360 and a condensed consolidated income tax benefit of $25,424 for the six months ended June 30, 2020 and 2019, respectively. These amounts relate to the operations of the Company’s TRSs.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Novel Coronavirus (COVID-19)

The global and domestic response to the COVID-19 pandemic continues to rapidly evolve. Thus far, responses to the COVID-19 pandemic have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. The Company has implemented cost elimination and efficiency initiatives at each of the hotels by reducing labor costs and tempering certain services and amenities. The COVID-19 pandemic and associated responses could negatively impact future hotel revenues and operations at the Company’s properties, which could result in a material impact to the Company’s future results of operations, cash flows and financial condition. The Company believes cash and restricted cash on hand, cash generated from operations, proceeds from the Company’s Public Offering and borrowings from other sources, including advances from the Company’s Sponsor, if necessary, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. One of the most significant factors that could have a material adverse effect on our operations and future prospectus is the adverse effect of the novel strain of coronavirus (“COVID-19”) on the financial condition, results of operations, cash flows and performance of the Company and our hotel operators, the hospitality market, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and our hotel operators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Additional factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

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

Overview

Procaccianti Hotel REIT, Inc., (which is referred to in this Quarterly Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of June 30, 2020, we owned an interest in four select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Subscription proceeds from K Shares, K-I Shares and K-T Shares in our Private Offering and our Public Offering, as discussed below, have been and will be applied to investments in hotel properties or real estate-related investments relating to hotel properties. The number of properties and other assets we will acquire will depend upon the number of shares sold and the resulting amount of net proceeds available for investment in properties and other assets and our ability to leverage such properties, as applicable.

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

On March 22, 2018, our board of directors determined an estimated net asset value (“NAV”) per share of all classes of the our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On May 23, 2019, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the global COVID-19 pandemic, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an estimated NAV per share of all classes of or capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share, and unanimously approved the resumption of our acceptance of subscriptions in our primary offering and the resumption of our DRIP (to be effective with our next authorized payment of distributions).

As of June 10, 2020, following the determination of an updated estimated NAV per share for all share classes, the offering and total dollar amount available for purchase per class in our primary offering of our Public Offering are as follows: $7.95 per K-I Share (up to $125,000,000 in shares), $8.56 per K Share (up to $125,000,000 in shares) and $8.56 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amount available for purchase in our DRIP are as follows: $8.13 per K-I Share (up to $12,500,000 in shares), $8.13 per K Share (up to $12,500,000 in shares), and $8.13 per K-T Share (up to $25,000,000 in shares). On June 10, 2020, our board of directors also approved the resumption of our share repurchase programs as it relates to all repurchase requests commencing with the July 2020 repurchase date.

Since the commencement of the Public Offering and as of June 30, 2020, we received approximately $27,030,674 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $55,899 of K Shares, $57,950 of K-I Shares and $4,175 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018 and June 10, 2019, we received $1,500,000 and $690,000, respectively, from the sale of A Shares to THR in private placements. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of August 14, 2020, we had sold 3,372,048 K Shares, 635,472 K-I Shares, 47,989 K-T Shares and 537,410 A Shares in all our offerings for gross proceeds of $33,444,234, $5,908,256, $479,675 and $5,374,095, respectively, and $45,206,260 in the aggregate. These gross proceeds are inclusive of 5,884 K Shares, 6,100 K-I Shares and 439 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of $55,899, $57,950 and $4,175, respectively, or $118,024 in the aggregate.

On June 10, 2020, our board of directors authorized the extension of the term the Public Offering until August 14, 2021. Under rules promulgated by the SEC, in some circumstances in which we are pursuing the registration of shares of our common stock in a follow-on public offering, we could continue the primary offering until as late as February 10, 2022. We may, in our sole discretion, terminate the Public Offering at any time.

S2K Financial LLC is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of June 30, 2020, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

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

During each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, and June 30, 2020, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income, or Excess Amounts. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the twelve months ended March 31, 2019. We incurred operating expenses of approximately $1,567,373 and incurred an Excess Amount of approximately $1,143,625 during the twelve months ended June 30, 2019. We incurred operating expenses of approximately $1,529,939 and incurred an Excess Amount of approximately $760,883 during the twelve months ended September 30, 2019. We incurred operating expenses of approximately $1,445,599 and incurred an Excess Amount of approximately $640,437 during the twelve months ended December 31, 2019. We incurred operating expenses of approximately $1,551,924 and incurred an Excess Amount of approximately $1,076,317 during the twelve months ended March 31, 2020. We incurred operating expenses of approximately $1,581,502 and incurred an Excess Amount of approximately $1,607,059 during the twelve months ended June 30, 2020. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020 and June 30, 2020 was justified as unusual and non-recurring as we are in the early stages of raising and deploying capital and a result of the COVID-19 pandemic.

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

Recent Developments

COVID-19 Impact

In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic.

The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic is significant. We experienced an initial decline in hotel revenue that began in our first fiscal quarter. However, with the increased spread of the COVID-19 pandemic and the unprecedented governmental measures implemented in response, the impact has accelerated rapidly, and we are seeing a much greater effect on occupancy and hotel revenue per room (“RevPAR”) throughout our hotel portfolio. We expect the occupancy and RevPAR reduction associated with the COVID-19 pandemic to continue as we are experiencing reservation cancellations as well as a reduction in new reservations relative to prior expectations. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of group bookings. The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020.

While efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We expect that the COVID-19 pandemic will have a significant negative impact on our results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, we have not paid the quarterly cash dividend on our K Shares, K-I Shares, and K-T Shares for the second quarter of 2020 and likely will not pay distributions for the remainder of 2020, reduced planned capital expenditures, are working closely with our hotel managers and have been able to reduce our hotels’ operating expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was adopted by the Federal Government, which, among other things, provides emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Association loan to businesses with fewer than 500 employees that may be partially forgivable. In May 2020, we received $1,018,917 in PPP loans relating to our four hotel properties. Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the COVID-19 pandemic. Due to a slowdown in the U.S. economy as a result of the COVID-19 pandemic, there may be increased labor costs, increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow for an unknown period of time. Further, the market and economic challenges associated with the COVID-19 pandemic could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

Market Outlook

Overall, the COVID-19 pandemic has had a devastating impact on the hospitality industry. Prior to the outbreak across the United States, the hotel industry was enjoying solid year-over-year performance in most key metrics. However, mandatory shelter in place orders, government-enforced travel restrictions, private sector travel moratoriums and overall consumer fear brought the hospitality industry to an unprecedented and abrupt standstill by the end of March 2020. Throughout the second quarter of 2020, as local and national governments and medical authorities planned and deployed their emergency response plans, like nearly all US industries, the hospitality industry was essentially shut down and prohibited from conducting normal business operations. These developments have led to steep and significant declines in occupancy and average daily rate (“ADR”), resulting in material and significant declines in room revenue and food and beverage revenue for us for the first and second quarter of 2020. We expect that these factors will continue to impact our revenues throughout the third and fourth quarter of 2020, as we do not anticipate any dramatic increases in occupancy and ADR. In addition, a potential second wave of the COVID-19 pandemic may cause further declines in occupancy and ADR.

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

We continue to leverage our business intelligence practices and source key industry performance statistics in effort to preserve and protect existing investments while also evolving our investment strategy to succeed in the environment that has been created by the COVID-19 pandemic.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at June 30, 2020.

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

Distributions

Our board of directors may authorize payment of distributions in excess of those required for us to maintain REIT status as it deems appropriate. Through the first quarter of 2020, we paid regular quarterly distributions to our stockholders. As a result of the potential impact of the COVID-19 pandemic on our business, our board of directors may reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. The timing and amount of distributions will be determined by our board of directors, in its sole discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our K Shares, K-I Shares or K-T Shares. However, distributions will continue to accumulate pursuant to our charter.

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

For information on distributions paid during the six months ended June 30, 2020, refer to Note 8 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020		2019
Distributions paid in cash	$938,267		$417,814
Distributions reinvested	56,696		7,250
Total distributions	$994,963		$425,064

Source of distributions:
Cash flows provided by operations	$938,267	94%	$417,814	98%
Offering proceeds from issuance of common stock pursuant to the DRIP	56,696	6%	7,250	2%
Total sources	$994,963	100%	$425,064	100%

On March 3, 2020, our stockholders approved to amend our charter (1) to increase the rate at which cash distributions on K Shares, K-I Shares and K-T Shares automatically accumulate under our charter from 6% to 7% per annum of the K Share Distribution Base of such K Share, K-I Share Distribution Base of such K-I Share and K-T Share Distribution Base of such K-T Share, respectively, and (2) to increase the maximum rate at which distributions on A Shares may be authorized by our board of directors and declared by us from 6% to 7% of the stated value of an A Share ($10.00) from income and cash flow from ordinary operations on a cumulative basis. The changes pursuant to the Articles of Amendment to our charter became effective beginning with distributions that accumulated on March 31, 2020.

We paid quarterly distributions with respect to the quarter ended March 31, 2020 with operating cash flow, consistent with prior distributions. We have not paid out distributions relating to the three months ended June 30, 2020. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2020 and 2019. The ability to compare one period to another is significantly affected by acquisitions completed during those periods and the effect of COVID-19. We commenced real estate operations on March 29, 2018, in connection with our first investment, a 51% ownership interest in two select-service hotel properties, the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg, through our joint venture with Procaccianti Convertible Fund, LLC (“PCF”), an affiliate of our Sponsor. We completed our second investment, a 100% fee simple interest in the Hotel Indigo Traverse City, a select-service hotel property, on August 15, 2018. We completed our third investment in the Hilton Garden Inn Providence, a select-service hotel property, on February 27, 2020. Therefore, our results of operations for the three and six months ended June 30, 2020 are not directly comparable to those for the three and six months ended June 30, 2019.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I Item 1A “Risk Factors” of our Annual Report on for the year ended December 31, 2019, and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, including but not limited to the COVID-19 pandemic, as discussed below, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

COVID-19 Pandemic

We are taking the ongoing COVID-19 pandemic extremely seriously and are proactively taking steps to attempt to address the corresponding operational threats to our hotel properties in an effort to minimize the impact of the COVID-19 pandemic on our financial results and position us to rebound as quickly as possible once the situation has stabilized. Presently there are no clear indications as to the depth, severity or duration of the COVID-19 pandemic in the United States.

The negative impact on room demand at our hotel properties stemming from the COVID-19 pandemic is significant. With the increased spread of the COVID-19 pandemic across the globe, the impact has accelerated rapidly, and we are seeing a profound effect on occupancy and RevPAR at our hotel properties.

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

While we would expect a select-service hotel portfolio like ours to lend itself to a lesser impact than conference center hotels or resort-conference hotels, the situation is highly fluid and there is no way to currently predict the ultimate extent and duration of the impact of the COVID-19 pandemic on any of our hotel properties or our overall financial results. Accordingly, our experienced hotel management teams are implementing both best practices revenue management and significant expense cutting strategies.

1.	Revenue strategies include focusing on occupancy driven revenue as opposed to rate driven revenue, which is accomplished by pursuing and accepting business that may not be in the traditional preferred rate range while continuing to maintain current and previous hotel accounts and providing incentives to rebook on future dates.
2.	Expense strategies include the implementation of cost saving measures such as: staffing reductions, furloughs, limiting services, energy conservation measures, etc.

We cannot, however, predict with certainty, even with our best efforts in these strategies, what level of potential revenues and expense savings can be achieved overall to mitigate the material decline in business our hotels are experiencing.

The impact of the COVID-19 pandemic on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $1,703,313 for the three months ended June 30, 2020 from $4,045,047 for the three months ended June 30, 2019. The decrease of $2,341,734 was mainly due to the negative impact of the COVID-19 pandemic on the hospitality industry. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. As a result of the COVID-19 pandemic, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. Our hotel properties also experienced lower daily rates in an attempt to entice customers to stay at the hotel properties. Although these decreases were significantly noticeable at the peak of the pandemic, specifically during the months of April and May, we have seen increases in both occupancy and rate at all of our hotel properties in the month of June. This decrease was partially offset by the incremental rooms revenue generated by the Hilton Garden Inn Providence that we acquired on February 27, 2020.

The following presents the hotel operating results for the three months ended June 30, 2020 for the full portfolio and for the hotel properties excluding those with suspended operations during the periods presented:

	Total Portfolio			Open Hotels(1)
	April	May	June	April
Number of hotels	4	4	4	3
Number of rooms	483	483	483	363

Average Occupancy Percentage	7.63%	29.57%	53.78%	10.17%
ADR	$80.22	$107.80	$139.85	$106.96
RevPAR	$8.17	$32.46	$80.02	$10.90

(1)	Excludes the Springhill Suites Wilmington which was closed for the entire month of April 2020.

Food and beverage revenues

Food and beverage revenues decreased to $200,832 for the three months ended June 30, 2020 from $566,180 for the three months ended June 30, 2019. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $365,348 decrease from the prior year period is primarily due to the negative impact of the COVID-19 pandemic on the hospitality industry. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. Additionally, the Springhill Suites Wilmington was closed for the entire month of April. In response to mandates imposed by local government, our hotel properties were forced to cancel all catering events and close down all bar and alcohol services. Although these decreases were significantly noticeable at the peak of the pandemic, specifically during the months of April and May, we have seen increases in both occupancy and food and beverage revenues at all of our hotel properties in the month of June.

Other operating revenues

Other operating revenues decreased to $66,789 for the three months ended June 30, 2020 from $115,486 for the three months ended June 30, 2019. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $48,697 decrease from the prior year period is primarily due to the negative impact of the COVID-19 pandemic on the hospitality industry. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. Additionally, the Springhill Suites Wilmington was closed for the entire month of April. Although these decreases were significantly noticeable at the peak of the pandemic, specifically during the months of April and May, we have seen increases in both occupancy and other operating revenues at all of our hotel properties in the month of June.

Rooms expense

Rooms expenses decreased to $367,559 for the three months ended June 30, 2020 from $793,664 for the three months ended June 30, 2019. The $426,105 decrease in rooms expenses is primarily due to the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies. Additionally, the Springhill Suites Wilmington was closed for the entire month of April. This decrease is partially offset by the acquisition of the Hilton Garden Inn Providence. Rooms expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant declines in the three months ended June 30, 2020.

Food and beverage expense

Food and beverage expenses were $101,136 and $376,252 for the three months ended June 30, 2020 and 2019, respectively. The $275,116 decrease in food and beverage expense is primarily due to the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies. Additionally, the Springhill Suites Wilmington was closed for the entire month of April. This decrease is partially offset by the acquisition of the Hilton Garden Inn Providence. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant declines in the three months ended June 30, 2020.

Other property expenses

Other property expenses were $1,143,844 and $1,398,712, for the three months ended June 30, 2020 and 2019, respectively. The $254,868 decrease in other property expenses is primarily driven by the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. Additionally, the Springhill Suites Wilmington was closed for the entire month of April. This decrease is partially offset by the acquisition of the Hilton Garden Inn Providence. Other property expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant declines in the three months ended June 30, 2020. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $59,153 and $142,208 for the three months ended June 30, 2020 and 2019, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $83,055 decrease in property management fees is primarily due to the negative impact of the COVID-19 pandemic on revenues, offset by the ownership of the Hilton Garden Inn Providence during the three months ended June 30, 2020.

Corporate general and administrative

Corporate general and administrative expenses were $367,513 and $337,936 for the three months ended June 30, 2020 and 2019, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $143,131 and $87,930 for the three months ended June 30, 2020 and 2019, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $143,131 for the three months ended June 30, 2020 from $87,930 for the three months ended June 30, 2019. The $55,201 increase in asset management fees is primarily driven by the fact that we did not own the Hilton Garden Inn Providence during the three months ended June 30, 2019. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. There were no acquisition fees incurred for the three months ended June 30, 2020 and 2019.

Depreciation and amortization

Depreciation and amortization expenses were $782,050 and $557,471 for the three months ended June 30, 2020 and 2019, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $224,579 increase in depreciation and amortization expense is primarily the result of owning the Hilton Garden Inn Providence during the three months ended June 30, 2020.

Interest expense, net

Interest expense, net, was $711,859 and $511,943 for the three months ended June 30, 2020 and 2019, respectively. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor. Also included in interest expense are the amortization of deferred financing costs and debt discounts or premiums. The $199,916 increase in interest expense is primarily the result of owning the Hilton Garden Inn Providence during the three months ended June 30, 2020. The increase is partially offset by $39,022 of interest expense on a $6,600,000 promissory note with our Sponsor related to the acquisition of the Hotel Indigo Traverse City that was incurred during the three months ended June 30, 2019. The note was repaid in full by July 11, 2019 and, therefore, there was no interest expense associated with this promissory note for the three months ended June 30, 2020. Additionally, during the three months ended June 30, 2020, we incurred $30,607 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,079 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $42 and $0 for three months ended June 30, 2020 and 2019, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Unrealized gain (loss) on interest rate swap

Unrealized gain on our interest rate swap was $53,851 and unrealized loss on our interest rate swap was $158,605 for the three months ended June 30, 2020 and 2019, respectively.

Income tax benefit or expense

We had an income tax benefit of $669 for the three months ended June 30, 2020 and income tax expense of $24,340 for the three months ended June 30, 2019. The income tax expenses and benefits are related to taxable income at the TRSs.

Net income or loss

For the three months ended June 30, 2020, we had a net loss of $1,650,791 compared to net income of $337,652 for the three months ended June 30, 2019. The increase in net loss of $1,988,443 over the comparable prior year period was primarily due to the negative impact of the COVID-19 pandemic on the hotel properties offset somewhat by an increase in operations as a result of the Hilton Garden Inn Providence acquisition.

Net income or loss attributable to noncontrolling interests

Net loss relating to noncontrolling interests was $340,453 for the three months ended June 30, 2020 compared to net income relating to noncontrolling interests of $250,280 for the three months ended June 30, 2019. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $4,319,549 for the six months ended June 30, 2020 from $7,215,559 for the six months ended June 30, 2019. The decrease of $2,896,010 was mainly a result of the negative impact of the COVID-19 pandemic on the hospitality industry. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. Our hotel properties also experienced lower daily rates in an attempt to entice customers to stay at the hotel properties. Although these decreases were significantly noticeable at the peak of the pandemic, specifically during the months of March, April and May, we have seen increases in both occupancy and rate at all of our hotel properties in the month of June. This decrease was partially offset by the incremental rooms revenue generated by the Hilton Garden Inn Providence that we acquired on February 27, 2020.

Food and beverage revenues

Food and beverage revenues decreased to $483,384 for the six months ended June 30, 2020 from $852,918 for the six months ended June 30, 2019. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $369,534 decrease from the prior year period is primarily due to the negative impact of the COVID-19 pandemic on the hospitality industry. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. Additionally, the Springhill Suites Wilmington was closed for the entire month of April. In response to mandates imposed by local government, our hotel properties were forced to cancel all catering events and close down all bar and alcohol services. Although these decreases were significantly noticeable at the peak of the pandemic, specifically during the months of March, April and May, we have seen increases in both occupancy and food and beverage revenues at all of our hotel properties in the month of June.

Other operating revenues

Other operating revenues decreased to $168,888 for the six months ended June 30, 2020 from $207,747 for the six months ended June 30, 2019. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $38,859 decrease from the prior year period is primarily due to the negative impact of the COVID-19 pandemic on the hospitality industry. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. Additionally, the Springhill Suites Wilmington was closed for the entire month of April. Although these decreases were significantly noticeable at the peak of the pandemic, specifically during the months of March, April and May, we have seen increases in both occupancy and other operating revenues at all of our hotel properties in the month of June.

Rooms expense

Rooms expenses decreased to $1,060,214 for the six months ended June 30, 2020 from $1,459,980 for the six months ended June 30, 2019. The $399,766 decrease in rooms expenses was mainly a result of the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies. Additionally, the Springhill Suites Wilmington was closed for the entire month of April. This decrease is partially offset by the incremental rooms expense incurred by the Hilton Garden Inn Providence that we acquired on February 27, 2020. Rooms expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant declines in the six months ended June 30, 2020.

Food and beverage expense

Food and beverage expenses were $363,946 and $627,010 for the six months ended June 30, 2020 and 2019, respectively. The $263,064 decrease in food and beverage expenses is primarily due to the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies. Additionally, the Springhill Suites Wilmington was closed for the entire month of April. This decrease is partially offset by the acquisition of the Hilton Garden Inn Providence. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant declines in the six months ended June 30, 2020.

Other property expenses

Other property expenses were $2,540,389 and $2,693,229, for the six months ended June 30, 2020 and 2019, respectively. The $152,840 decrease in other property expenses is primarily driven by the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. Additionally, the Springhill Suites Wilmington was closed for the entire month of April. This decrease is partially offset by the acquisition of the Hilton Garden Inn Providence. Other property expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant declines in the six months ended June 30, 2020. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $149,377 and $248,825 for the six months ended June 30, 2020 and 2019, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $99,448 decrease in property management fees is primarily due to the negative impact of the COVID-19 pandemic on revenues, offset by the ownership of the Hilton Garden Inn Providence for four months and three days during the six months ended June 30, 2020.

Corporate general and administrative

Corporate general and administrative expenses were $938,422 and $802,324 for the six months ended June 30, 2020 and 2019, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $136,098 increase is primarily due to professional fees associated with the acquisition of the Hilton Garden Inn Providence.

Other fees to affiliates

Other fees to affiliates were $692,887 and $175,341 for the six months ended June 30, 2020 and 2019, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $251,516 for the six months ended June 30, 2020 from $175,341 for the six months ended June 30, 2019. The $76,175 increase in asset management fees is primarily driven by the fact that we did not own the Hilton Garden Inn Providence during the six months ended June 30, 2019. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. Acquisition fees incurred for the six months ended June 30, 2020 were $441,370 and related to the purchase of the Hilton Garden Inn Providence. There were no acquisition fees incurred for the six months ended June 30, 2019.

Acquisition costs

Acquisition costs of $72,149 relating to the purchase the Hilton Garden Inn Providence were expensed as incurred in accordance with Topic 810 for the six months ended June 30, 2020. There were no acquisition costs for the six months ended June 30, 2019. Acquisition costs include closing costs associated with the purchase of the Hilton Garden Inn Providence.

Depreciation and amortization

Depreciation and amortization expenses were $1,444,562 and $1,101,872 for the six months ended June 30, 2020 and 2019, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $342,690 increase in depreciation and amortization expense is primarily the result of owning the Hilton Garden Inn Providence for four months and three days during the six months ended June 30, 2020.

Loss on acquisition

The $133,521 loss on acquisition for the six months ended June 30, 2020, represents the loss incurred as a result of purchase of the Hilton Garden Inn Providence. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. The loss is primarily a result of significant decreases in interest rates and its impact on the fair value of debt due to the COVID-19 pandemic. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly. There were no gains on acquisitions for the six months ended June 30, 2019.

Interest expense, net

Interest expense, net, was $1,264,869 and $1,126,639 for the six months ended June 30, 2020 and 2019, respectively. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense also includes accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor. Also included in interest expense are the amortization of deferred financing costs and debt discounts or premiums. The $138,230 increase in interest expense is primarily the result of owning the Hilton Garden Inn Providence for four months and three days during the three months ended June 30, 2020. The increase is partially offset by $115,854 of interest expense on a $6,600,000 promissory note with our Sponsor related to the acquisition of the Hotel Indigo Traverse City that was incurred during the six months ended June 30, 2019. The note was repaid in full by July 11, 2019 and, therefore, there was no interest expense associated with this promissory note for the three months ended June 30, 2020. Additionally, during the six months ended June 30, 2020, we incurred $58,055 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $44,105 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $25,769 and $0 for six months ended June 30, 2020 and 2019, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Unrealized gain (loss) on interest rate swap

Unrealized loss on our interest rate swap was $170,758 and $227,348 for the six months ended June 30, 2020 and 2019, respectively.

Income tax benefit or expense

We had an income tax expense of $6,360 for the six months ended June 30, 2020 and income tax benefit of $25,424 for the six months ended June 30, 2019. The income tax expenses and benefits are related to taxable income at the TRSs.

Net income or loss

For the six months ended June 30, 2020, we had a net loss of $3,865,633 compared to a net loss of $160,920 for the six months ended June 30, 2019. The increase in net loss of $3,704,713 over the comparable prior year period was primarily due to an increase in operations as a result of the Hilton Garden Inn Providence and offset by the associated increases to corporate general and administrative costs, acquisition costs and acquisition fees, and the negative impact of the COVID-19 pandemic on the hotel properties.

Net income or loss attributable to noncontrolling interests

Net loss relating to noncontrolling interests was $465,712 for the six months ended June 30, 2020 compared to net income of $500,886 for the six months ended June 30, 2019. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic is significant. We experienced an initial decline in hotel revenue that began in February 2020. However, with the increased spread of the COVID-19 pandemic across the globe, the impact has accelerated rapidly, and we are seeing a much greater effect on occupancy and hotel RevPAR throughout our hotel portfolio. We expect the occupancy and RevPAR reduction associated with the COVID-19 pandemic to continue as we are experiencing reservation cancellations as well as a reduction in new reservations relative to prior expectations. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of group bookings. The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. Additionally, many of our hotel properties were ordered to shut down food and beverage services in response to government mandates.

In anticipation of a significant strain on the hotels’ cash flows, we have implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments for a period of three to six months, and utilize provisions from the recently passed CARES Act to provide additional liquidity from federally supported loan programs. As of May 15, 2020, we have received $1,018,917 in PPP loans related to our four hotel properties. For more information, refer to Note 6 – “Other Debt” to our unaudited interim condensed consolidated financial statements. We have also made modifications to our existing debt and during the second quarter of 2020 we entered into loan modification agreements with certain of our lenders to relieve some pressure on these properties during this time. For more information, refer to Note 4 – “Mortgage Notes Payable” to our unaudited interim condensed consolidated financial statements.

While efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We expect that the COVID-19 pandemic will have a significant negative impact on our results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, we have not paid the quarterly cash dividend on our K Shares, K-I Shares, and K-T Shares for the second quarter of 2020 and likely will not pay distributions for the remainder of 2020, reduced planned capital expenditures, are working closely with our hotel managers and have been able to reduce our hotels’ operating expenses.

Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the COVID-19 pandemic. For an unknown period related to a slowdown in the U.S. economy, increased labor costs, increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow. Further, the market and economic challenges associated with COVID-19 could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

On April 7, 2020, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share and unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which will be effective with the next authorized payment of distributions.

In addition, the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We paid quarterly distributions with respect to the quarter ended March 31, 2020 with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter. As of August 14, 2020, our board of directors had not authorized payment of distributions for the three months ended June 30, 2020.

In a normal operating environment, our sources of funds are primarily the net proceeds of our Public Offering, funds equal to amounts reinvested in the DRIP, operating cash flows and borrowings. Our principal demands for funds will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to and repurchases from our stockholders. Generally, we will fund our acquisitions from the net proceeds of the Public Offering. We intend to acquire our assets with cash, including proceeds from the Public Offering, and mortgage or other debt. PHA and its affiliates have agreed to purchase A Shares in a private placement in order to provide us with funds sufficient to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

We believe that cash and restricted cash on hand, cash from operations after implementing cost reduction procedures, net offering proceeds from the sale of common stock in the Public Offering and borrowings from other sources, including advances from PHA and our Sponsor, if necessary, will be sufficient to fund our operating and administrative expenses and continuing debt service obligations over the next twelve months.

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the six months ended June 30, 2020. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the six months ended June 30, 2020 and 2019.

Cash Flows Provided by (Used in) Operating Activities

We owned an interest in three hotel properties for the full six-month period ended June 30, 2020 and a fourth hotel property for approximately four months and three days during the same six-month period. We owned an interest in three hotel properties for the full six-month period ending June 30, 2019. During the six months ended June 30, 2020, net cash used in operating activities was $574,683 compared to the net cash provided by operating activities of $1,646,187 for the six months ended June 30, 2019. Our operating cash flows during the three months ended June 30, 2020 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the loss on the acquisition of the Hilton Garden Inn Providence and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the six months ended June 30, 2019 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Provided by (Used in) Investing Activities

Cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2020, cash used in investing activities was $12,321,027 which represented the investment in the Hilton Garden Inn Providence, net, and capital improvements at our hotel properties. During the six months ended June 30, 2019, net cash used in investing activities was $508,865 and was primarily the result of capital improvements at our hotel properties.

Cash Flows Provided by (Used in) Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $8,577,745. We received $2,000,000 of mortgage note proceeds relating to the acquisition of the Hilton Garden Inn Providence offset by $94,770 of deferred financing costs incurred. We received proceeds of $7,443,798 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $624,118 for the six months ended June 30, 2020. We received $1,018,918 of cash relating to the PPP loans. We made principal payments on the Springhill Suites Wilmington Note of $14,865. We paid cash distributions of $938,267 to stockholders with proceeds from operations. Cash flow from financing activities for the six months ended June 30, 2020, also includes $98,000 of distributions and $120,050 of contributions from noncontrolling interests. During the six months ended June 30, 2019, net cash used in financing activities was $185,608. We received proceeds of $8,775,797 through the sale of common stock. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $668,841 for the six months ended June 30, 2019. We made prepayments of $1,744,000 on mortgage notes payable and $5,800,000 on loans from affiliates. We paid cash distributions of $417,814 to stockholders with proceeds from operations. Cash flow from financing activities for the six months ended June 30, 2019, also includes $330,750 of distributions to noncontrolling interest.

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

Due to the market and economic challenges impacting us and the hospitality industry as a whole as a result of the ongoing COVID-19 pandemic, which has resulted in significant declines in our hotel properties’ revenues, and the uncertainty of the rapidly developing situation, we entered into loan modification agreements with certain of our lenders to relieve some pressure on these properties during this time, as described in more detail below.

The TCI Note provided for interest only monthly payments until maturity. However, on April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments will not accrue interest but shall be deemed principal to be due and payable in full on or before June 30, 2021. Regularly scheduled interest payments recommenced on July 1, 2020. Prepayment of the Deferred Payments is allowed without penalty and the Operating Partnership’s obligation to pay the Deferred Payments may be accelerated by Citizens Bank as allowed under the Loan Documents.

The HGI Note required monthly interest payments at a fixed rate of 4.25%. The HGI Note provided for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. However, on April 23, 2020, we and the Operating Partnership, through its subsidiary, entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the existing lender, East Boston Savings Bank, to amend the terms of the mortgage loan and loan documents on the HGI Notes. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 are deferred until the date that is twelve months after the date each payment was originally due.

The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

In regards to the TCI Note, the Hotel Indigo Loan Modification Documents waived the Operating Partnership’s requirement to achieve the stated debt service coverage ratio for the period from January 1, 2020 through June 30, 2021 and provides that all net worth, liquidity and financial covenant testing and any requirements of the guarantor, TH Investment Holdings II, LLC, an affiliate of the Sponsor, to comply with such covenants are waived from January 1, 2020 through June 30, 2021.

In regards to the HGI Note, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants are waived until the year ending December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants are waived until the year ending December 31, 2021.

The creditor for the St. Petersburg Note has not modified the terms of its mortgage note. Therefore, any sustained material adverse impact on our revenues, net income and other operating results due to the COVID-19 pandemic could cause the financial covenants under the loan agreement to be adversely affected.

As of June 30, 2020, as a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents. Pursuant to the terms of the St. Petersburg Note loan documents, such an event would require a significant paydown to cure. In accordance with the St. Petersburg Note loan documents, we anticipate that the loan will go into cash management in August or September of 2020. This would prohibit us from using any proceeds from the Staybridge Suites St. Petersburg to fund future distributions. We are in contact with the lender in an effort to negotiate a forbearance agreement on the loan to receive a waiver for the covenant testing but at this point in time cannot guarantee that the waiver will be granted.

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

Our contractual obligations as of June 30, 2020 are as follows:

	2020	2021-2022	2023-2024	Thereafter	Total
Outstanding debt obligations	$157,031	$15,901,769	$24,065,264	$16,482,972	$56,607,036
Interest payments on outstanding debt obligations	1,328,890	4,446,488	3,028,249	287,878	9,091,505
Total	$1,485,921	$20,348,257	$27,093,513	$16,770,850	$65,698,541

Our other debt relating to the PPP loans has been excluded from the contractual obligations shown above, as we expect these amounts to be fully forgiven.

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

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of net loss to MFFO:
Net income (loss)	$(1,650,791)	$337,652	$(3,865,633)	$(160,920)
Depreciation and amortization	782,050	557,471	1,444,562	1,101,872
Loss on acquisition	-	-	133,521	-
FFO	(868,741)	895,123	(2,287,550)	940,952
Less noncontrolling interest:
Net loss (income) attributable to noncontrolling interest	340,453	(250,280)	465,712	(500,886)
Depreciation and amortization attributable to noncontrolling interest	(171,935)	(167,629)	(343,668)	(334,077)
FFO attributable to common stockholders	(700,223)	477,214	(2,165,506)	105,989
Acquisition fees and expenses	-		513,519
Amortization of deferred financing costs and debt discounts and premiums as interest	(2,470)	25,869	13,952	51,739
Unrealized loss (gain) on interest rate swap	(53,851)	158,605	170,758	227,348
MFFO attributable to common stockholders	$(756,544)	$661,688	$(1,467,277)	$385,076

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with PHA and its affiliates whereby we pay certain fees to, or reimburse certain expenses of, PHA or its affiliates for acquisition fees and expenses, asset management fees, disposition fees, property management fees, organization and offering costs and reimbursement of certain operating costs. Refer to Note 7 – “Related Party Transactions” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2019 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings and, to our knowledge, no material legal proceedings are threatened against the Company. From time to time, we may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings as of the time of this Quarterly Report on Form 10-Q will have a material effect upon its financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, except as noted below.

The outbreak of the novel coronavirus (COVID-19) has significantly impacted our occupancy rates and RevPAR, and may impact our compliance with our debt obligations.

Our business has been adversely affected by the impact of, and the public perception of a risk of, a pandemic disease. In December 2019, a novel strain of coronavirus was identified in Wuhan, China, which has subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in affected regions. Since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR reduction associated with COVID-19 to continue as we are recording significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. A continued outbreak of the virus in the U.S. would likely further reduce travel and demand at our hotels. In addition, as a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, our Springhill Suites hotel located in Wilmington, NC was instructed to close effective March 30, 2020 and remained closed through May 1, 2020. A prolonged occurrence of the virus may result in health or other government authorities imposing restrictions on travel or other market impacts. The hotel industry and our portfolio are already experiencing the postponement or cancellation of business conferences and similar events. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our hotels are located, may adversely affect us by reducing demand for our hotels. Currently, no vaccines have been developed, and there can be no assurance that an effective vaccine can be discovered in time to protect against a potential pandemic. Any of these events could result in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.

Further, the financial impact of the COVID-19 pandemic on us and our hotel operators could negatively impact our future compliance with the financial covenants of our debt obligations that can result in a default and potentially, an acceleration of indebtedness, which would adversely affect our financial condition and liquidity. As of June 30, 2020, as a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents. Pursuant to the terms of the St. Petersburg Note loan documents, such an event would require a significant paydown to cure. In accordance with the St. Petersburg Note loan documents, we anticipate that the loan will go into cash management in August or September of 2020. This would prohibit us from using any proceeds from the Staybridge Suites St. Petersburg to fund future distributions. We are in contact with the lender in an effort to negotiate a forbearance agreement on the loan to receive a waiver for the covenant testing but at this point in time cannot guarantee that the waiver will be granted. Any sustained material adverse impact on our revenues, net income and other operating results due to the COVID-19 pandemic could cause the financial covenants under our loan agreements to be adversely affected. We cannot provide assurances that we will be able to obtain any non-compliance waivers in the event we fail to comply with any of our loan covenants in a timely manner, or on acceptable terms, or at all.

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

On May 23, 2019, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an estimated NAV per share of all classes of the our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the global pandemic of the novel coronavirus (COVID-19), our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an estimated NAV per share of all classes of or capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share.

From the commencement of the Public Offering through June 30, 2020, we sold 2,066,765 K Shares at a weighted average price of $9.98 per share for gross proceeds of $20,617,045, 625,589 K-I Shares at a weighted average price of $9.30 per share for gross proceeds of $5,820,206, 47,540 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $475,400, for total gross proceeds of $26,912,651 in the Public Offering. During the same period, pursuant to the DRIP, we issued 5,884 K Shares to investors at a weighted average of $9.50 per K Share for gross proceeds of $55,899, 6,100 K-I Shares at a weighted average of $9.50 per K-I Share for gross proceeds of $57,950, and 439 K-T Shares at a weighted average of $9.50 per K-T Share for gross proceeds of $4,175, for total gross DRIP proceeds of $118,023.

From commencement of the Public Offering through June 30, 2020, we had incurred $2,213,997 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through June 30, 2020, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through June 30, 2020, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$2,213,997	Actual
Other organization and offering costs	2,169,104	Actual
Total	$4,383,101

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of June 30, 2020, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $38,276,970.

We expect to use the net proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of June 30, 2020, we had an ownership interest in four hotel properties for a total purchase price of $63,322,489 inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering and borrowings.

Share Repurchase Program

We have a share repurchase program that may provide an opportunity for stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. Refer to Note 8 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for a discussion of the details of our share repurchase program.

On March 20, 2020, our board of directors decided to temporarily suspend repurchases under our share repurchase program effective with repurchase requests that would have been processed in April 2020 due to the negative impact of the COVID-19 pandemic on our portfolio at the time; provided, however, we continued to process repurchases due to death in accordance with the terms of its share repurchase program.. On June 10, 2020, the board of directors determined to fully reopen the share repurchase program to all repurchase requests commencing with the next quarter repurchase date, which will be in July 2020. Shares will be repurchased subject to and upon the terms and conditions of our share repurchase program and repurchase prices will be based upon the Estimated Per Share NAVs in accordance with the terms of the share repurchase program. Any unprocessed requests will automatically roll over to be considered for repurchase unless a stockholder withdraws the request for repurchase five business days prior to the next repurchase date.

Our board of directors approved two outstanding repurchase requests due to death that were received during the three months ended March 31, 2020, and on May 1, 2020, we repurchased 23,500 K Shares for $235,000, or $10.00 per K Share. We currently have two unfulfilled standard repurchase requests that were received during the six months ended June 30, 2020, for 8,832 K Shares for $70,959, or $8.03 per K Share outstanding. These requests were approved for payment by our board of directors on August 12, 2020.

During the six months ended June 30, 2019, we received one standard repurchase request for 2,500 K Shares, which at June 30, 2019 was outstanding and unfulfilled. We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. Our board of directors approved the outstanding repurchase requests received during the three months ended June 30, 2019. On August 2, 2019, we repurchased 2,500 K Shares for $23,125, or $9.25 per K Share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as a part of this report or incorporated by reference.

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.2	Bylaws of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.5	Articles of Amendment of Procaccianti Hotel REIT, Inc., effective as of June 30, 2020 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2020)

4.1	Third Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.3 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 14, 2018 and incorporated herein by reference).

4.2	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018, as supplemented, and incorporated herein by reference).

4.3	Distribution Reinvestment Plan (included as Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-217578) filed August 15, 2018, as supplemented, and incorporated herein by reference).

4.4	Description of Securities Registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 333-217578) filed on March 30, 2020, and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 333-217578) filed on March 30, 2020, and incorporated by reference herein).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROCACCIANTI HOTEL REIT, INC.

Date: August 14, 2020	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer and Director
(Principal Accounting Officer and Principal Financial Officer)