Form 10-Q
period 2020-09-30
PROCACCIANTI HOTEL REIT, INC.
filed 2020-11-13
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 12, 2020, there were 3,453,264 shares of the Registrant’s Class K common stock issued and outstanding, 662,303 shares of the Registrant’s Class K-I common stock issued and outstanding, 47,588 shares of the Registrant’s Class K-T common stock issued and outstanding, 537,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Property and equipment, net	$90,286,462	$63,367,852
Cash	7,644,041	11,370,148
Restricted cash	2,871,441	1,631,649
Accounts receivable, net	273,718	224,429
Due from related parties	83,655	400,446
Prepaid expenses and other assets, net	1,126,574	758,056
Total Assets	$102,285,891	$77,752,580

LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$56,844,658	$39,437,601
Other debt	1,018,917	-
Accounts payable, accrued expenses and other, net	3,371,816	2,692,823
Due to related parties	2,439,242	1,308,424
Total Liabilities	63,674,633	43,438,848

Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,203,562	-

Stockholders' Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,399,505 and 2,680,845 shares issued and outstanding, respectively	33,995	26,808
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 644,990 and 491,718 shares issued and outstanding, respectively	6,450	4,917
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 47,989 and 45,616 shares issued and outstanding, respectively	480	456
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 537,410 shares issued and outstanding	5,374	5,374
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	38,694,795	31,607,360
Cumulative loss	(4,912,155)	(2,265,816)
Cumulative distributions	(2,626,536)	(1,631,573)
Total Stockholders' Equity	31,203,653	27,748,776
Noncontrolling interest	6,204,043	6,564,956
Total Equity	37,407,696	34,313,732
Total Liabilities and Stockholders' Equity	$102,285,891	$77,752,580

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rooms	$4,802,499	$4,929,444	$9,122,048	$12,145,003
Food and beverage	575,168	830,559	1,058,552	1,683,477
Other operating	168,257	127,224	337,145	334,971
Total revenues	5,545,924	5,887,227	10,517,745	14,163,451

Expenses
Rooms	743,876	849,288	1,804,090	2,309,268
Food and beverage	279,325	495,679	643,271	1,122,689
Other property expenses	1,829,792	1,722,693	4,370,181	4,415,922
Property management fees to affiliates	166,461	177,041	315,838	425,866
Corporate general and administrative	254,941	310,610	1,193,363	1,112,934
Other fees to affiliates	143,218	88,358	836,105	263,699
Acquisition costs	-	-	72,149	-
Depreciation and amortization	783,333	566,107	2,227,895	1,667,979
Total expenses	4,200,946	4,209,776	11,462,892	11,318,357
Loss on acquisition	-	-	(133,521)	-

Operating income (loss)	1,344,978	1,677,451	(1,078,668)	2,845,094

Interest expense, net	(694,148)	(559,535)	(1,959,017)	(1,686,174)
Unrealized gain (loss) on interest rate swap	102,068	(18,543)	(68,690)	(245,891)
Net income (loss) before income taxes	752,898	1,099,373	(3,106,375)	913,029
Income tax benefit (expense)	5,751	(12,303)	(609)	13,121
Net income (loss)	758,649	1,087,070	(3,106,984)	926,150
Net income (loss) attributable to noncontrolling interests	5,067	116,903	(460,645)	617,789
Net income (loss) attributable to common stockholders	$753,582	$970,167	$(2,646,339)	$308,361

Net income (loss) attributable to Class K common stockholders - basic and diluted	$551,926	$676,592	$(1,832,003)	$254,119
Net income (loss) per Class K common share - basic and diluted	$0.17	$0.31	$(0.57)	$0.14
Weighted average number of Class K common shares outstanding - basic and diluted	3,323,827	2,188,750	3,217,836	1,846,052

Net income (loss) attributable to Class K-I common stockholders - basic and diluted	$105,687	$103,925	$(346,710)	$23,969
Net income (loss) per Class K-I common share - basic and diluted	$0.17	$0.31	$(0.57)	$0.14
Weighted average number of Class K-I common shares outstanding - basic and diluted	636,468	336,183	609,683	174,002

Net income (loss) attributable to Class K-T common stockholders - basic and diluted	$7,969	$3,796	$(27,207)	$767
Net income (loss) per Class K-T common share - basic and diluted	$0.17	$0.31	$(0.57)	$0.14
Weighted average number of Class K-T common shares outstanding - basic and diluted	47,989	12,280	47,700	5,489

Net income (loss) attributable to Class A common stockholders - basic and diluted	$89,238	$166,119	$(306,687)	$68,398
Net income (loss) per Class A common share - basic and diluted	$0.17	$0.31	$(0.57)	$0.14
Weighted average number of Class A common shares outstanding - basic and diluted	537,410	537,410	537,410	496,970

Net income (loss) attributable to Class B common stockholders - basic and diluted	$(1,238)	$19,735	$(133,732)	$(38,892)
Net income (loss) per Class B common share - basic and diluted	$(0.01)	$0.16	$(1.07)	$(0.31)
Weighted average number of Class B common shares outstanding - basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE,December 31, 2019	2,680,845	$26,808	491,718	$4,917	45,616	$456	537,410	$5,374	125,000	$1,250	$31,607,360	$(2,265,816)	$(1,631,573)	$27,748,776	$6,564,956	$34,313,732
Issuance of common stock	617,967	6,180	137,312	1,373	2,000	20	-	-	-	-	7,436,225	-	-	7,443,798	-	7,443,798
Issuance of common stock pursuant to distribution reinvestment plan	2,926	29	2,669	27	373	4	-	-	-	-	56,636	-	-	56,696	-	56,696
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(622,973)	-	-	(622,973)	-	(622,973)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(502,102)	-	-	(502,102)	-	(502,102)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,089,583)	-	(2,089,583)	(63,183)	(2,152,766)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(450,397)	(450,397)	(98,000)	(548,397)
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-	120,050	120,050
BALANCE,March 31, 2020	3,301,738	33,017	631,699	6,317	47,989	480	537,410	5,374	125,000	1,250	37,975,146	(4,355,399)	(2,081,970)	31,584,215	6,523,823	38,108,038
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(1,145)	-	-	(1,145)	-	(1,145)
Repurchase of common stock	(23,500)	(235)	-	-	-	-	-	-	-	-	(234,765)	-	-	(235,000)	-	(235,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,310,338)	-	(1,310,338)	(304,175)	(1,614,513)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(544,566)	(544,566)	-	(544,566)
BALANCE,June 30, 2020	3,278,238	$32,782	631,699	$6,317	47,989	$480	537,410	$5,374	125,000	$1,250	$37,739,236	$(5,665,737)	$(2,626,536)	$29,493,166	$6,219,648	$35,712,814
Issuance of common stock	123,767	1,238	19,623	196	-	-	-	-	-	-	1,206,471	-	-	1,207,905	-	1,207,905
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(103,893)	-	-	(103,893)	-	(103,893)
Repurchase of common stock	(2,500)	(25)	(6,332)	(63)	-	-	-	-	-	-	(70,871)	-	-	(70,959)	-	(70,959)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(76,148)	-	-	(76,148)	-	(76,148)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	753,582	-	753,582	(15,605)	737,977
BALANCE,September 30, 2020	3,399,505	$33,995	644,990	$6,450	47,989	$480	537,410	$5,374	125,000	$1,250	$38,694,795	$(4,912,155)	$(2,626,536)	$31,203,653	$6,204,043	$37,407,696

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE,December 31, 2018	1,364,918	$13,649	12,243	$122	510	$5	468,410	$4,684	125,000	$1,250	$15,724,108	$(2,368,768)	$(527,556)	$12,847,494	$6,865,218	$19,712,712
Issuance of common stock	298,646	2,987	54,156	542	-	-	-	-	-	-	3,464,643	-	-	3,468,172	-	3,468,172
Issuance of common stock pursuant to distribution reinvestment plan	6	-	118	1	-	-	-	-	-	-	1,175	-	-	1,176	-	1,176
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(304,574)	-	-	(304,574)	-	(304,574)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(215,829)	-	-	(215,829)	-	(215,829)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(749,178)	-	(749,178)	250,606	(498,572)
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(194,978)	(194,978)	(36,750)	(231,728)
BALANCE,March 31, 2019	1,663,570	16,636	66,517	665	510	5	468,410	4,684	125,000	1,250	18,669,523	(3,117,946)	(722,534)	14,852,283	7,079,074	21,931,357
Issuance of common stock	319,983	3,200	146,495	1,465	5,540	56	69,000	690	-	-	5,302,214	-	-	5,307,625	-	5,307,625
Issuance of common stock pursuant to distribution reinvestment plan	330	3	309	3	-	-	-	-	-	-	6,068	-	-	6,074	-	6,074
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(364,267)	-	-	(364,267)	-	(364,267)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(432,787)	-	-	(432,787)	-	(432,787)
Net income	-	-	-	-	-	-	-	-	-	-	-	87,372	-	87,372	250,280	337,652
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(230,086)	(230,086)	(294,000)	(524,086)
BALANCE,June 30, 2019	1,983,883	$19,839	213,321	$2,133	6,050	$61	537,410	$5,374	125,000	$1,250	$23,180,751	$(3,030,574)	$(952,620)	$19,226,214	$7,035,354	$26,261,568
Issuance of common stock	389,755	3,897	174,463	1,745	27,500	275	-	-	-	-	5,774,679	-	-	5,780,596	-	5,780,596
Issuance of common stock pursuant to distribution reinvestment plan	983	10	834	8	12	-	-	-	-	-	17,356	-	-	17,374	-	17,374
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	-	-	-	-	-	-	-	-	-	-	(446,801)	-	-	(446,801)	-	(446,801)
Repurchase of common stock	(2,500)	(25)	-	-	-	-	-	-	-	-	(23,100)	-	-	(23,125)	-	(23,125)
Other offering costs to affiliates	-	-	-	-	-	-	-	-	-	-	(422,895)	-	-	(422,895)	-	(422,895)
Net income	-	-	-	-	-	-	-	-	-	-	-	970,167	-	970,167	116,903	1,087,070
Distributions paid	-	-	-	-	-	-	-	-	-	-	-	-	(295,243)	(295,243)	(367,500)	(662,743)
BALANCE,September 30, 2019	2,372,121	$23,721	388,618	$3,886	33,562	$336	537,410	$5,374	125,000	$1,250	$28,079,990	$(2,060,407)	$(1,247,863)	$24,806,287	$6,784,757	$31,591,044

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(3,106,984)	$926,150
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,227,895	1,667,979
Amortization of deferred financing costs and debt discounts and premiums as interest	11,480	77,609
Amortization of key money loans	(40,125)	(40,125)
Loss on acquisition	133,521	-
Unrealized loss on interest rate swap	68,690	245,891
Changes in operating assets and liabilities:
Accounts receivable	(38,806)	(117,535)
Due from related parties	(261,459)	(184,707)
Prepaid expenses and other assets	(289,263)	(130,908)
Accounts payable, accrued expenses and other	527,846	643,478
Due to related parties	1,130,818	347,209
Net cash provided by operating activities	363,613	3,435,041

Cash Flows from Investing Activities:
Acquisition of hotel property, net	(12,240,256)	-
Capital improvements	(127,203)	(700,684)
Net cash used in investing activities	(12,367,459)	(700,684)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	8,651,703	14,556,393
Payment of commissions and dealer manager fees and stockholder servicing fees	(728,011)	(1,115,642)
Proceeds from mortgage note	2,000,000	-
Proceeds from other debt	1,018,917	-
Payments of mortgage notes principal	(108,132)	(1,744,000)
Payment of deferred financing costs	(94,770)	-
Payments of loans from affiliates	-	(6,600,000)
Distributions to stockholders	(938,267)	(695,683)
Distributions to noncontrolling interest	(98,000)	(698,250)
Contributions from noncontrolling interest	120,050	-
Repurchase of common stock	(305,959)	(23,125)
Net cash provided by financing activities	9,517,531	3,679,693

Increase (decrease) in cash and cash equivalents and restricted cash	(2,486,315)	6,414,050

Cash and cash equivalents and restricted cash, beginning of period	13,001,797	3,798,152

Cash and cash equivalents and restricted cash, end of period	$10,515,482	$10,212,202

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$7,644,041	$8,423,371
Restricted cash	2,871,441	1,788,831
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$10,515,482	$10,212,202

The Company paid the following amounts for interest and income taxes:

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest	$1,573,396	$1,498,188
Cash paid for income taxes	$29,918	$23,700

Supplemental Disclosure of Noncash Transactions

	Nine Months Ended September 30,
	2020	2019
Common stock issued pursuant to distribution reinvestment plan	$56,696	$24,624
Other offering costs paid to affiliates	$(274,877)	$(1,071,511)
Decrease in due from related parties	$274,877	$1,071,511
Assumption of mortgage note payable	$15,598,479	$-

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

As of September 30, 2020, the Company owned interests in four select-service hotels located in four states with a total of 483 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Since the commencement of the Public Offering and through September 30, 2020, the Company received approximately $28,238,579 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $55,899, $57,950 and $4,175 of gross proceeds from K Shares, K-I Shares and K-T Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $2,190,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At September 30, 2020, the assets of our VIEs were $68,098,931, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs' obligations. The liabilities of our VIEs were $44,551,344 at September 30, 2020 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

Under GAAP, the Company is required to disclose the fair value of certain financial instruments on a recurring basis. The accompanying condensed consolidated balance sheets include the following financial instruments: cash, restricted cash, accounts receivable, accounts payable, mortgage notes payable and other debt.

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

As of September 30, 2020, the estimated fair value of the mortgage notes payable was $54,887,422 compared to the carrying value of $56,990,458. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At September 30, 2020 and 2019, reserves for property taxes were $548,713 and $542,864, respectively, and reserves for capital improvements were $2,286,588 and $1,226,962, respectively. The Company also included $36,140 and $19,005 of guest advance deposits as restricted cash at September 30, 2020 and 2019, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At September 30, 2020, the Company had no material uncertain tax positions.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Noncontrolling Interest of the Operating Partnership

Noncontrolling interest of the Operating Partnership represents the value of the 128,124 Class K OP Units that were issued to affiliate sellers in connection with the acquisition of the Hilton Garden Inn Providence. Noncontrolling interest of the Operating Partnership is reported in the mezzanine section of the condensed consolidated balance sheet, as the units are redeemable at the request of the holder for cash equal to the fair market value of a K Share as defined in the Amended and Restated Operating Partnership Agreement (as defined herein). The Company may elect to acquire any such unit presented for redemption for one K Share or cash. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest of the Operating Partnership are reported in the condensed consolidated statement of operations.

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Non-vested shares of restricted Class K common stock totaling 2,250 K Shares as of September 30, 2020 held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated earnings per share for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$753,582	$970,167	$(2,646,339)	$308,361
Less: Class K Common Stock dividends declared and accumulated	584,848	331,039	1,610,617	828,495
Less: Class K-I Common Stock dividends declared and accumulated	111,991	50,849	305,563	78,107
Less: Class K-T Common Stock dividends declared and accumulated	8,444	1,857	23,826	2,475
Less: Class A Common Stock dividends declared and accumulated	94,561	81,274	268,264	223,024
Undistributed net income (loss)	$(46,262)	$505,148	$(4,854,609)	$(823,740)
Class K Common Stock:
Undistributed net income (loss)	$(32,922)	$345,553	$(3,442,620)	$(574,376)
Class K Common Stock dividends declared and accumulated	584,848	331,039	1,610,617	828,495
Net income (loss)	$551,926	$676,592	$(1,832,003)	$254,119
Net income (loss) per common share, basic and diluted	$0.17	$0.31	$(0.57)	$0.14
Weighted average number of common shares outstanding, basic and diluted	3,323,827	2,188,750	3,217,836	1,846,052
Class K-I Common Stock:
Undistributed net income (loss)	$(6,304)	$53,076	$(652,273)	$(54,138)
Class K-I Common Stock dividends declared and accumulated	111,991	50,849	305,563	78,107
Net income (loss)	$105,687	$103,925	$(346,710)	$23,969
Net income (loss) per common share, basic and diluted	$0.17	$0.31	$(0.57)	$0.14
Weighted average number of common shares outstanding, basic and diluted	636,468	336,183	609,683	174,002
Class K-T Common Stock:
Undistributed net income (loss)	$(475)	$1,939	$(51,033)	$(1,708)
Class K-T Common Stock dividends declared and accumulated	8,444	1,857	23,826	2,475
Net income (loss)	$7,969	$3,796	$(27,207)	$767
Net income (loss) per common share, basic and diluted	$0.17	$0.31	$(0.57)	$0.14
Weighted average number of common shares outstanding, basic and diluted	47,989	12,280	47,700	5,489
Class A Common Stock:
Undistributed net income (loss)	$(5,323)	$84,845	$(574,951)	$(154,626)
Class A Common Stock dividends declared and accumulated	94,561	81,274	268,264	223,024
Net income (loss)	$89,238	$166,119	$(306,687)	$68,398
Net income (loss) per common share, basic and diluted	$0.17	$0.31	$(0.57)	$0.14
Weighted average number of common shares outstanding, basic and diluted	537,410	537,410	537,410	496,970
Class B Common Stock:
Undistributed net income (loss)	$(1,238)	$19,735	$(133,732)	$(38,892)
Net income (loss) per common share, basic and diluted	$(0.01)	$0.16	$(1.07)	$(0.31)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2020:

Property Name	Date Acquired	Location	Ownership Interest	Contract Purchase Price(1) (2)	Rooms	Mortgage Debt Outstanding
Springhill Suites Wilmington	05/24/2017(1)	Wilmington, NC	51%	$18,000,000	120	$11,211,025
Staybridge Suites St. Petersburg	06/29/2017(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,273,843
Hotel Indigo Traverse City	08/15/2018	Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020	Providence, RI	100%	$28,500,000	137	$16,936,901

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Land	$11,588,686	$7,987,069
Building and improvements	77,262,690	53,478,730
Furniture, fixtures, and equipment	7,185,915	5,435,758
Total cost	96,037,291	66,901,557
Accumulated depreciation	(5,750,829)	(3,533,705)
Investment in hotel properties, net	$90,286,462	$63,367,852

Depreciation expense for the three months ended September 30, 2020 and 2019 was $779,465 and $563,489, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $2,217,124 and $1,660,124, respectively.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The purchase price, exclusive of closing costs and typical hotel closing date adjustments, was comprised of three components as follows: (a) a $10,281,855 cash payment, (b) the issuance of 128,124 Class K OP Units of limited partnership interests in the Operating Partnership, valued at $10.00 per Class K OP Unit, and (c) the assumption of the existing debt balance on the Hilton Garden Inn Providence (the “Existing Debt”), as evidenced by a promissory note and other loan documents. The cash portion of the acquisition was funded with net proceeds from the Company’s Public Offering. Individuals with direct or indirect interests in the seller of the Hilton Garden Inn Providence who are direct or indirect owners of the Sponsor and PHA received only Class K OP Units and no cash as consideration. The value of the Class K OP Units of $1,281,244 is presented as noncontrolling interest in the Operating Partnership on the condensed consolidated balance sheet as of September 30, 2020.

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

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at September 30, 2020, is a $13,273,843 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $11,211,025 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”) and a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of September 30, 2020.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents for the period ended June 30, 2020. In August 2020, the Company received a written waiver of all debt service coverage testing for the test due for the periods ended June 30, 2020 and September 30, 2020, from its lender. Therefore, as of September 30, 2020, the Staybridge Suites St. Petersburg was not required to enter into cash management and all required payments have been made as agreed.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of September 30, 2020, the Springhill Suites Wilmington was compliant with the Wilmington Note obligations and all required payments have been made as agreed.

The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at September 30, 2020. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

On April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments will not accrue interest but shall be deemed principal to be due and payable in full on or before June 30, 2021. Regularly scheduled interest payments recommenced on July 1, 2020. Prepayment of the Deferred Payments is allowed without penalty and the Operating Partnership’s obligation to pay the Deferred Payments may be accelerated by Citizens Bank as allowed under the Loan Documents. As of September 30, 2020, the Hotel Indigo Traverse City repaid the deferred interest in full.

The Hotel Indigo Loan Modification Documents also waived the Operating Partnership’s requirement to achieve the stated debt service coverage ratio for the period from January 1, 2020 through June 30, 2021 and provides that all net worth, liquidity and financial covenant testing and any requirements of the guarantor, TH Investment Holdings II, LLC, an affiliate of the Sponsor, to comply with such covenants are waived from January 1, 2020 through June 30, 2021. As of September 30, 2020, the Hotel Indigo Traverse City was compliant with its loan obligations and all required payments have been made as agreed.

The HGI Note provides for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. The HGI Note matures on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In addition, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants are waived until the year ending December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants are waived until the year ending December 31, 2021. As of September 30, 2020, the HGI Note was compliant with the above referenced loan arrangements.

Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted here and elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on the Company’s ability to satisfy these covenants.

Interest expense on mortgage notes payable for the three months ended September 30, 2020 and 2019 was $663,564 and $517,001, respectively. Interest expense on mortgage notes payable for the nine months ended September 30, 2020 and 2019 was $1,886,606 and $1,449,205, respectively.

Also included in mortgage notes payable as of September 30, 2020, is $162,921 of net deferred financing costs and debt discounts and premiums. For the three months ended September 30, 2020 and 2019, the Company amortized $2,472 and $25,870, respectively, of net deferred financing costs and debt discounts and premiums as interest expense. For the nine months ended September 30, 2020 and 2019, the Company amortized $11,480 and $77,609, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

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

The following table summarizes the terms of the Company’s outstanding interest rate swap agreement:

	Balance Sheet Location	Notional Amount as of September 30, 2020	Interest Rate(1)	Effective Date	Maturity Date	Fair Value of Liability as of September 30, 2020(2)
Interest rate swap	Accounts payable, accrued expenses and other, net	$15,092,000	5.30%	8/15/2018	8/15/2021	$(388,766)

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concurrent with the Hotel Indigo Loan Modification Documents, the Operating Partnership, through its subsidiary, entered into a Swap Modification Agreement with Citizens Bank (the “Swap Modification Agreement”) to modify the swap derivative contract with Citizens Bank that fixes the interest rate on the outstanding balance of the mortgage loan. The Swap Modification Agreement modified the requirements to make payments under the swap derivative contract and provided for a deferral of any payments during the period beginning on April 21, 2020 and ending on July 1, 2020. As of September 30, 2020, the Hotel Indigo Traverse City repaid the deferred swap interest and all required payments have been made as agreed.

Note 6 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a U.S. Small Business Administration loan to businesses with fewer than 500 employees that may be partially forgivable. As of September 30, 2020, the Company had received $1,018,917 in PPP loans relating to the four hotel properties (the “PPP Loans”). These loans are presented as other debt on the condensed consolidated balance sheets under Accounting Standards Codification (ASC) 470, Debt. The PPP Loans accrue interest at 1.00% per annum and may be prepaid in whole or in part without penalty. Interest on the PPP Loans was $3,046 and $4,214 for the three and nine months ended September 30, 2020, respectively, and is included in interest expense on the condensed consolidated statements of operations. The Company is not imputing additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest excludes transactions where interest rates are prescribed by a government agency.

Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loans. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the U.S. Small Business Administration, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. The loan forgiveness amount may be reduced if the Company terminates employees or reduces salaries during the twenty-four week period. The Company intends to use the loan proceeds for eligible purposes such as payroll costs, mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company intends to use all of the proceeds from the PPP Loans to retain employees and maintain payroll and make mortgage payments and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. However, no assurance is provided that the Company will obtain forgiveness of the PPP Loans in whole or in part and may have to repay the loans in full. The Company is currently in the process of evaluating how much of the PPP Loans will be forgiven. If any amount of the loans are ultimately forgiven, income from the extinguishment of debt would be recognized as a gain on loan extinguishment in the consolidated statement of operations.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of September 30, 2020, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

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

There were no acquisition fees incurred for the three months ended September 30, 2020. For the nine months ended September 30, 2020, the Company incurred $441,370 in acquisition fees related to the Hilton Garden Inn Providence, which are included in other fees to affiliates on the condensed consolidated statement of operations. There were no acquisition fees incurred for the three and nine months ended September 30, 2019. As of September 30, 2020 and 2019, there were $979,350 and $537,980, respectively, of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $14,771 and $8,136, respectively, for the three months ended September 30, 2020 and 2019, $39,794 and $24,143, respectively, for the nine months ended September 30, 2020 and 2019, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2020 and 2019, the Company incurred $143,218 and $88,358, respectively, in asset management fees. For the nine months ended September 30, 2020 and 2019, the Company incurred $394,734 and $263,700, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. Interest expense on the outstanding asset management fees was $14,088 and $6,822 for the three months ended September 30, 2020 and 2019, respectively and $35,358 and $16,301 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and nine months ended September 30, 2020 and 2019.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of September 30, 2020 and 2019 were paid directly by the Company and there have been no reimbursements to PHA.

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

Certain organization and offering costs have been incurred by PHA on behalf of the Company. As of September 30, 2020, the total amount of organization and offering costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,346,943, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $2,227,597. The Company may reimburse PHA and its affiliates for organization and offering costs incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of September 30, 2020, $3,759,854 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company records organization and offering costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of September 30, 2020, the maximum amount allowed to be recognized by the Company in its financial statements in accordance with the rules established by the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company recognized organization and offering costs of $1,306,260 and $2,187,153 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had a balance due to PHA for reimbursement of O&O expenses within the 15% cap of $76,148, which is included in due to related parties in the condensed consolidated balance sheet as of September 30, 2020. As of the date of this filing, the Company has reimbursed PHA for this amount.

Advances to PHA

As of September 30, 2020, the Company had advanced $18,000 to PHA for general and administrative expenses to be paid by PHA on behalf of the Company, which is included in due from related parties in the condensed consolidated balance sheet as of September 30, 2020. As of the date of this filing, the Company has been reimbursed by PHA for this amount.

Property Management Fee and Reimbursement

Wholly owned subsidiaries of PCF and the Operating Partnership entered into hotel management agreements with affiliates of the Company for the management of each of the Company’s hotels. Under the terms of the management agreements, the manager operates and manages each hotel, including making all human resource decisions. The employees of the hotels are employed by the managers, however, pursuant to the management agreements, all compensation of hotel personnel is recorded as a direct operating expense of the hotel. The manager of each hotel is paid a base management fee equal to 3% of the respective hotel’s gross revenues and is also reimbursed for certain expenses and centralized service costs. The terms of the in-place management agreements expire June 28, 2021, May 23, 2021, August 14, 2023 and February 26, 2025, respectively, for the Staybridge Suites St. Petersburg, the Springhill Suites Wilmington, the Hotel Indigo Traverse City, and the Hilton Garden Inn Providence, respectively.

Aggregate property management fees incurred were $166,461 and $177,041 for the three months ended September 30, 2020 and 2019, respectively, $315,838 and $425,866 for the nine months ended September 30, 2020 and 2019, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of September 30, 2020, $45,197 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses for the three months ended September 30, 2020 and 2019 were $31,981 and $14,467, respectively, and $82,536 and $42,423 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, $3,926 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended September 30, 2020 and 2019, the Company paid $238,597 and $162,367, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the nine months ended September 30, 2020 and 2019, the Company paid $280,502 and $221,940, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. As of September 30, 2020, the Company had a payable balance of $98,291 due to TPG Risk Services, LLC, which is included in the due to related parties on the condensed consolidated balance sheet.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. Construction management fees incurred were $0 and $8,083 during the three months ended September 30, 2020 and 2019, respectively, $0 and $30,870 during the nine months ended September 30, 2020 and 2019, respectively, and capitalized as a part of the construction cost. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $250 and $148,428 during the three months ended September 30, 2020 and 2019, respectively, and $26,026 and $694,004 during the nine months ended September 30, 2020 and 2019, respectively, for capital expenditure costs incurred at the hotel properties. Included in the due from related parties balance at September 30, 2020, was a $20,655 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hotel Indigo Traverse City.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three and nine months ended September 30, 2020 and 2019.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 1.62% and 2.81% for the three months ended September 30, 2020 and 2019, respectively, and 1.66% and 2.87% for the nine months ended September 30, 2020 and 2019, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019. Interest expense was $383 and $666 for the three months ended September 30, 2020 and 2019, respectively, $1,172 and $2,021 for the nine months ended September 30, 2020 and 2019, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

On August 15, 2018, in connection with the acquisition of the Hotel Indigo Traverse City, the Company entered into an unsecured loan with its Sponsor in the principal amount of $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrued interest at the rate of 4.75% per annum and had a maturity date of August 16, 2019. The Promissory Note was approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Company used proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary offering to prepay the Promissory Note. As of July 11, 2019, the entire principal and accrued interest balance had been repaid. Interest expense was $0 and $1,041 for the three months ended September 30, 2020 and 2019, respectively, $0 and $116,896 for the nine months ended September 30, 2020 and 2019, respectively, and is included in interest expense on the condensed consolidated statements of operations.

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of September 30, 2020, under the Public Offering, the Company had issued 2,190,531 K Shares, 645,211 K-I Shares, and 47,540 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $21,668,950 from K Share issuances, $5,976,206 from K-I Share issuances, and $475,400 from K-T Share issuances. As of September 30, 2020, the Company had issued 5,884 K Shares, 6,100 K-I Shares and 439 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $55,899, $57,950 and $4,175 respectively. As of September 30, 2020, the Company had issued 750 restricted K Shares to each of the Company’s three independent directors for a total of 2,250 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2020, the Company had issued 384,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $3,844,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. As of September 30, 2020, there was no remaining receivable balance reflected in equity. As of September 30, 2020, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the nine months ended September 30, 2020, pursuant to the primary portion of the Public Offering, the Company sold 741,734 K Shares for aggregate gross proceeds of $7,198,703, or $9.71 per K Share; 156,934 K-I Shares for aggregate gross proceeds of $1,433,000, or $9.13 per K-I Share; and 2,000 K-T Shares for aggregate gross proceeds of $20,000, or $10.00 per K-T Share. During the same period, pursuant to the DRIP, the Company had issued 2,926 K Shares at a price of $9.50 per K Share for aggregate gross proceeds of $27,797, 2,669 K-I Shares at a price of $9.50 per K-I Share for aggregate gross proceeds of $25,354, and 373 K-T Shares at a price of $9.50 per K-T Share for aggregate gross proceeds of $3,545.

Subsequent to September 30, 2020 and through November 12, 2020, pursuant to the primary portion of the Public Offering, the Company sold approximately 46,717 K Shares to investors at a weighted average price of $8.56 per K Share for gross proceeds of $399,900. The Company sold approximately 13,119 K-I Shares to investors at a weighted average price of $7.95 per K-I Share for gross proceeds of $104,300. During the same period, pursuant to the DRIP, the Company issued 7,042 K Shares to investors at a price of $8.13 per K Share for gross proceeds of $57,248, 4,194 K-I Shares at a price of $8.13 per K-I Share for gross proceeds of $34,101 and 598 K-T Shares to investors at a price of $8.13 per K-T Share for gross proceeds of $4,863.

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

The Company paid S2K Financial LLC (the “dealer manager”), as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The dealer manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The dealer manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of September 30, 2020, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company pays the dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The dealer manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the dealer manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The dealer manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees are generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of September 30, 2020, the Company recognized $2,313,135 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the dealer manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The dealer manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of September 30, 2020, the Company recognized $4,755 of stockholder servicing fees in connection with the Public Offering.

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

In addition, the Company’s repurchase of any shares will be limited to the extent that the Company does not have, as determined in the Company’s board of directors’ discretion, sufficient funds available to fund any such repurchase. Most of the Company’s assets will consist of properties that cannot be readily liquidated without affecting the Company’s ability to realize full value upon their disposition. Therefore, the Company may not have sufficient liquid resources to satisfy all repurchase requests. In addition, the Company’s board of directors may amend, suspend (in whole or in part) or terminate the A&R SRP at any time upon 30 days’ notice to stockholders. Further, the Company’s board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s board of directors approved two outstanding repurchase requests due to death that were received during the three months ended March 31, 2020, and on May 1, 2020, the Company repurchased 23,500 K Shares for $235,000, or $10.00 per K Share. The Company’s board of directors approved two outstanding repurchase requests that were received during the three months ended June 30, 2020, and on August 18, 2020, the Company repurchased 2,500 K Shares for $20,875, or $8.35 per K Share, and 6,332 K-I Shares for $50,084, or $7.91 per K-I Share. The Company’s board of directors approved outstanding repurchase requests received during the three months ended September 30, 2020 and on November 12, 2020, the Company repurchased 1,000 K-T Shares for $7,920, or $7.92 per K-T Share

During the nine months ended September 30, 2019, the Company repurchased 2,500 K Shares for $23,125, or $9.25 per K Share. The Company’s board of directors approved outstanding repurchase requests received during the three months ended September 30, 2019, and on November 1, 2019, the Company repurchased 4,278 K Shares for $42,781, or $10.00 per K Share.

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

On April 29, 2020, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of March 31, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on April 30, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2020, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Shares and K-T Shares since December 31, 2019, was $453,908, or $0.0016393443 per K Share per day, $83,629, or $0.0016393443 per K-I Share per day, and $7,029 or $0.0016393443 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash on May 1, 2020.

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

On October 27, 2020, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of June 30, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on October 30, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2020, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Shares and K-T Shares since March 31, 2020, was $571,905, or $0.0019125683 per K Share per day, $109,943, or $0.0019125683 per K-I Share per day, and $8,352 or $0.0019125683 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 12, 2020.

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2020, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since June 30, 2020, was $584,848, or $0.0019125683 per K Share per day, $111,990, or $0.0019125683 per K-I Share per day, and $8,444 or $0.0019125683 per K-T Share per day, respectively. On October 27, 2020, the Company’s board of directors deemed it to be in the best interests of the Company for the Company to authorize, declare, and pay distributions in an aggregate amount representing approximately 30% of the accumulated distribution with respect to each K Share, K-I Share and K-T Share outstanding as of September 30, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on October 30, 2020. The Company will pay $175,453, or $0.0005737705 per K Share per day, $33,597, or $0.0005737705 per K-I Share per day, and $2,533 or $0.0005737705 per K-T Share per day, respectively, in cash or in additional shares pursuant to the DRIP to stockholders on November 16, 2020.

The Company paid quarterly distributions with respect to the quarter ended March 31, 2020, the quarter ended June 30, 2020, and the partial distribution for the quarter ended September 30, 2020, with operating cash flow from its hotel properties, consistent with prior distributions. The Company’s board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 - Income Taxes

The Company recognized a consolidated income tax benefit of $5,751 and a consolidated income tax expense of $12,303 for the three months ended September 30, 2020 and 2019, respectively. The Company recognized a consolidated income tax expense of $609 and a condensed consolidated income tax benefit of $13,121 for the nine months ended September 30, 2020 and 2019, respectively. These amounts relate to the operations of the Company’s TRSs.

Note 10 – Novel Coronavirus (COVID-19)

The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. All four of the Company’s hotel properties were open and operational during the three months ended September 30, 2020. The Company has implemented cost elimination and efficiency initiatives at each of the hotels by reducing labor costs and tempering certain services and amenities. The COVID-19 outbreak and associated responses could negatively impact future hotel revenues and operations at the Company’s properties, which could result in a material impact to the Company’s future results of operations, cash flows and financial condition. The Company believes cash and restricted cash on hand, cash generated from operations, proceeds from the Company’s Public Offering and borrowings from other sources, including advances from the Company’s Sponsor, if necessary, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. The MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results.

As used herein, the terms “we,” “our” and “us” refer to Procaccianti Hotel REIT, Inc., a Maryland corporation and, as required by context, Procaccianti Hotel REIT, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their respective subsidiaries.

The following discussions and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and the MD&A included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2020.

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

Additional factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

•	our ability to raise proceeds in our Public Offering (as defined below);

•	our ability to effectively deploy the proceeds raised in our Public Offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to obtain financing on acceptable terms;

•	our levels of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to successfully identify and acquire properties on terms that are favorable to us;

•	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	changes in demand for rooms at our hotel properties;

•	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•	our ability to generate sufficient cash flows to pay distributions to our stockholders;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));

•	the availability of capital;

•	changes in interest rates; and

•	changes to U.S. generally accepted accounting principles (“GAAP”).

Other risks include those described under the section entitled Item 1A. “Risk Factors” of Part I our 2019 Annual Report on Form 10-K and subsequent quarterly reports. Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

Procaccianti Hotel REIT, Inc., (which is referred to in this Quarterly Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of September 30, 2020, we owned an interest in four select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

As of June 10, 2020, following the determination of an updated estimated NAV per share for all share classes, the offering and total dollar amount available for purchase per class in our primary offering of our Public Offering are as follows: $8.56 per K Share (up to $125,000,000 in shares), $7.95 per K-I Share (up to $125,000,000 in shares) and $8.56 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amount available for purchase in our DRIP are as follows: $8.13 per K Share (up to $12,500,000 in shares), $8.13 per K-I Share (up to $12,500,000 in shares) and $8.13 per K-T Share (up to $25,000,000 in shares). On June 10, 2020, our board of directors also approved the resumption of our share repurchase programs as it relates to all repurchase requests commencing with the July 2020 repurchase date.

Since the commencement of the Public Offering and as of September 30, 2020, we received approximately $28,238,579 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $55,899 of K Shares, $57,950 of K-I Shares and $4,175 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018 and June 10, 2019, we received $1,500,000 and $690,000, respectively, from the sale of A Shares to THR in private placements. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of November 12, 2020, we had sold 3,506,042 K Shares, 668,635 K-I Shares, 48,588 K-T Shares and 537,410 A Shares in all our offerings for gross proceeds of $34,580,657, $6,172,656 , $484,537 and $5,374,095, respectively, and $46,611,946 in the aggregate. These gross proceeds are inclusive of 12,926 K Shares, 10,294 K-I Shares and 1,038 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of $113,147, $92,050 and $9,037, respectively, or $214,235 in the aggregate.

On June 10, 2020, our board of directors authorized the extension of the term of the Public Offering until August 14, 2021. Under rules promulgated by the SEC, in some circumstances in which we are pursuing the registration of shares of our common stock in a follow-on public offering, we could continue the primary offering until as late as February 10, 2022. We may, in our sole discretion, terminate the Public Offering at any time.

S2K Financial LLC is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of September 30, 2020, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

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

During each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income, or Excess Amounts. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the twelve months ended March 31, 2019. We incurred operating expenses of approximately $1,567,373 and incurred an Excess Amount of approximately $1,143,625 during the twelve months ended June 30, 2019. We incurred operating expenses of approximately $1,529,939 and incurred an Excess Amount of approximately $760,883 during the twelve months ended September 30, 2019. We incurred operating expenses of approximately $1,445,599 and incurred an Excess Amount of approximately $640,437 during the twelve months ended December 31, 2019. We incurred operating expenses of approximately $1,551,924 and incurred an Excess Amount of approximately $1,076,317 during the twelve months ended March 31, 2020. We incurred operating expenses of approximately $1,581,502 and incurred an Excess Amount of approximately $1,607,059 during the twelve months ended June 30, 2020. We incurred operating expenses of approximately $1,525,833 and incurred an Excess Amount of approximately $1,616,428 during the twelve months ended September 30, 2020. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 was justified as unusual and non-recurring as we continue to raise and deploy capital and a result of the COVID-19 pandemic.

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

Recent Developments

COVID-19 Impact

The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic is significant. We experienced an initial decline in hotel revenue that began in our first fiscal quarter. However, with the continuing spread of the COVID-19 pandemic and the unprecedented governmental measures implemented in response, the impact of the COVID-19 pandemic has accelerated rapidly, and we are seeing a much greater effect on occupancy and hotel revenue per room (“RevPAR”) throughout our hotel portfolio. We expect the occupancy and RevPAR reduction associated with the COVID-19 pandemic to continue as we are experiencing reservation cancellations as well as a reduction in new reservations relative to prior expectations. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of group bookings. The global and domestic response to the COVID-19 outbreak continues to evolve. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. All four of our hotel properties were open and operational during the three months ended September 30, 2020; however, future governmental actions are possible and may have a negative effect on our hotel properties.

While efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We expect that the COVID-19 pandemic will have a significant negative impact on our results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, we have reduced our planned capital expenditures and are working closely with our hotel managers to reduce our hotels' operating expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Association loan to businesses with fewer than 500 employees that may be partially forgivable. In May 2020, we received $1,018,917 in PPP loans relating to our four hotel properties. Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the COVID-19 pandemic. Due to a slowdown in the U.S. economy as a result of the COVID-19 pandemic, there may be increased labor costs, increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow for an unknown period of time. Further, the market and economic challenges associated with the COVID-19 pandemic could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

Market Outlook

Overall, the COVID-19 pandemic has had a devastating impact on the hospitality industry. Prior to the outbreak across the United States, the hotel industry was enjoying solid year-over-year performance in most key metrics. However, mandatory shelter in place orders, government-enforced travel restrictions, private sector travel moratoriums and overall consumer fear brought the hospitality industry to an unprecedented and abrupt standstill by the end of March 2020. Throughout the second and third quarters of 2020, as local and national governments and medical authorities planned and deployed their emergency response plans, like nearly all US industries, the hospitality industry was essentially shut down and prohibited from conducting normal business operations. These developments have led to steep and significant declines in occupancy and average daily rate (“ADR”), resulting in material and significant declines in room revenue and food and beverage revenue for us commencing in March 2020. We expect that these factors will continue to impact our revenues throughout the remainder of 2020 and throughout 2021, as we do not anticipate any dramatic increases in occupancy and ADR. In addition, a potential second wave of the COVID-19 pandemic may cause further declines in occupancy and ADR.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at September 30, 2020.

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

For information on distributions paid during the nine months ended September 30, 2020, refer to Note 8 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020		2019
Distributions paid in cash	$938,267		$695,683
Distributions reinvested	56,696		24,624
Total distributions	$994,963		$720,307

Source of distributions:
Cash flows provided by operations	$938,267	94%	$695,683	97%
Offering proceeds from issuance of common stock pursuant to the DRIP	56,696	6%	24,624	3%
Total sources	$994,963	100%	$720,307	100%

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

We paid quarterly distributions with respect to the quarter ended March 31, 2020, the quarter ended June 30, 2020, and the partial distribution for the quarter ended September 30, 2020, with operating cash flows from our hotel properties, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. The ability to compare one period to another is significantly affected by acquisitions completed during those periods and the effect of COVID-19. We commenced real estate operations on March 29, 2018, in connection with our first investment, a 51% ownership interest in two select-service hotel properties, the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg, through our joint venture with Procaccianti Convertible Fund, LLC (“PCF”), an affiliate of our Sponsor. We completed our second investment, a 100% fee simple interest in the Hotel Indigo Traverse City, a select-service hotel property, on August 15, 2018. We completed our third investment in the Hilton Garden Inn Providence, a select-service hotel property, on February 27, 2020. Therefore, our results of operations for the three and nine months ended September 30, 2020 are not directly comparable to those for the three and nine months ended September 30, 2019.

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

Our primary responsibility is to ensure the safety and security of hotel employees and the guests we serve, by facilitating healthy environments. To that end, we have equipped staff with appropriate training, tools and protocols crafted in accordance with the Centers for Disease Control and Prevention guidance and best practices. At all of our hotel properties, additional cleanliness procedures are being implemented, which include, but are not limited to:

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

•	Revenue strategies include focusing on occupancy driven revenue as opposed to rate driven revenue, which is accomplished by pursuing and accepting business that may not be in the traditional preferred rate range while continuing to maintain current and previous hotel accounts and providing incentives to rebook on future dates.
•	Expense strategies include the implementation of cost saving measures such as: staffing reductions, furloughs, limiting services, energy conservation measures, etc.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $4,802,499 for the three months ended September 30, 2020 from $4,929,444 for the three months ended September 30, 2019. The net decrease of $126,945 was due to the negative impact of the COVID-19 pandemic on the hospitality industry, which caused a decrease in our rooms revenues of $781,079, which was significantly offset by the incremental rooms revenue of $654,134 generated by the Hilton Garden Inn Providence that we acquired on February 27, 2020. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. Our hotel properties also experienced lower daily rates in an attempt to entice customers to stay at the hotel properties. Although these decreases were significantly noticeable at the initial onset of the pandemic, we saw increases in both occupancy and rate at all of our hotel properties in the three months ended September 30, 2020, as compared to the three months ended June 30, 2020.

The following presents the hotel operating results for the three months ended September 30, 2020 for the full portfolio:

	Total Portfolio
	July	August	September
Number of hotels	4	4	4
Number of rooms	483	483	483

Average Occupancy Percentage	65.67%	65.06%	58.15%
ADR	$173.13	$170.12	$149.99
RevPAR	$124.15	$121.64	$94.91

A comparison of hotel rooms revenues for the hotels owned continuously for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$1,063,967	$1,384,124	$(320,157)	-23.13%
Staybridge Suites St. Petersburg	636,907	898,228	(261,321)	-29.09%
Hotel Indigo Traverse City	2,447,491	2,647,092	(199,601)	-7.54%
	$4,148,365	$4,929,444	$(781,079)

The decrease in rooms revenues of $320,157, or 23.13%, at the Springhill Suites Wilmington is primarily driven by decreases in both occupancy and the average daily rate compared to the prior year. Occupancy at the Springhill Suites Wilmington decreased from 85.54% for the three months ended September 30, 2019 to 72.49% for the three months ended September 30, 2020. The average daily rate at the Springhill Suites Wilmington decreased from $147 for the three months ended September 30, 2019 to $133 for the three months ended September 30, 2020, a decrease of 9.29%.

The decrease in rooms revenues of $261,321, or 29.09%, at the Staybridge Suites St. Petersburg is primarily driven by decreases in both occupancy and the average daily rate compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg decreased from 67.89% for the three months ended September 30, 2019 to 52.62% for the three months ended September 30, 2020. The average daily rate at the Staybridge Suites St. Petersburg decreased from $121 for the three months ended September 30, 2019 to $111 for the three months ended September 30, 2020, a decrease of 8.52%.

The decrease in rooms revenues of $199,601, or 7.54%, at the Hotel Indigo Traverse City is primarily driven by a decrease in both occupancy and a slight decrease in the average daily rate compared to the prior year. Occupancy at the Hotel Indigo Traverse City decreased from 94.17% for the three months ended September 30, 2019 to 87.42% for the three months ended September 30, 2020. The average daily rate at the Hotel Indigo Traverse City remained consistent with the prior year and only decreased from $286 for the three months ended September 30, 2019 to $284 for the three months ended September 30, 2020, a decrease of 0.41%.

Food and beverage revenues

Food and beverage revenues decreased to $575,168 for the three months ended September 30, 2020 from $830,559 for the three months ended September 30, 2019. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $255,391 decrease from the prior year period is primarily due to the negative impact of the COVID-19 pandemic on the hospitality industry, as the Hilton Garden Inn Providence, which was acquired on February 27, 2020, only generated $1,086 of food and beverage revenues. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. In response to mandates imposed by local government, our hotel properties were forced to cancel catering events and close down bar and alcohol services.

Other operating revenues

Other operating revenues increased to $168,257 for the three months ended September 30, 2020 from $127,224 for the three months ended September 30, 2019. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $41,033 increase from the prior year period is primarily due to the acquisition of the Hilton Garden Inn Providence, which generated $10,686 in other operating revenues. The increase in other operating revenues is also attributable to an increase in revenue from valet parking at the Hotel Indigo Traverse City, offset by the negative impact of the COVID-19 pandemic on the hospitality industry.

Rooms expense

Rooms expenses decreased to $743,876 for the three months ended September 30, 2020 from $849,288 for the three months ended September 30, 2019. The $105,412 decrease in rooms expenses is primarily due to the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies that saved us $252,523. This decrease is partially offset by the acquisition of the Hilton Garden Inn Providence, which generated $147,111 of rooms expense. Rooms expenses are primarily driven by the corresponding revenue account and occupancy.

Food and beverage expense

Food and beverage expenses were $279,325 and $495,679 for the three months ended September 30, 2020 and 2019, respectively. The $216,354 decrease in food and beverage expense is primarily due to the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy.

Other property expenses

Other property expenses were $1,829,792 and $1,722,693, for the three months ended September 30, 2020 and 2019, respectively. The $107,099 increase in other property expenses is primarily driven by the acquisition of the Hilton Garden Inn Providence. The $386,548 increase attributable to the Hilton Garden Inn Providence is offset by a decrease of $279,449 at our other hotel properties due to the impact of the COVID-19 pandemic which has forced us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $166,461 and $177,041 for the three months ended September 30, 2020 and 2019, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $10,580 net decrease in property management fees is primarily due to the negative impact of the COVID-19 pandemic on revenues. Property management fees for Hilton Garden Inn Providence were $19,999, which slightly offset the decrease of $30,579 compared to the prior year for our remaining hotel properties.

Corporate general and administrative

Corporate general and administrative expenses were $254,941 and $310,610 for the three months ended September 30, 2020 and 2019, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $55,669 decrease is primarily due to the implementation of cost saving strategies such as negotiations of fee reductions with various vendors.

Other fees to affiliates

Other fees to affiliates were $143,218 and $88,358 for the three months ended September 30, 2020 and 2019, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $143,218 for the three months ended September 30, 2020 from $88,358 for the three months ended September 30, 2019. The $54,860 increase in asset management fees is primarily driven by the fact that we did not own the Hilton Garden Inn Providence during the three months ended September 30, 2019. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available.

Depreciation and amortization

Depreciation and amortization expenses were $783,333 and $566,107 for the three months ended September 30, 2020 and 2019, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $217,226 increase in depreciation and amortization expense is primarily the result of owning the Hilton Garden Inn Providence during the three months ended September 30, 2020.

Interest expense, net

Interest expense, net, was $694,148 and $559,535 for the three months ended September 30, 2020 and 2019, respectively. Interest expense represents monthly fixed rate payments on the outstanding mortgage notes payable balance. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. The $134,613 increase in interest expense is primarily the result of owning the Hilton Garden Inn Providence during the three months ended September 30, 2020. Additionally, during the three months ended September 30, 2020, we incurred $30,607 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,079 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $120 and $0 for three months ended September 30, 2020 and 2019, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Unrealized gain (loss) on interest rate swap

Unrealized gain on our interest rate swap was $102,068 and unrealized loss on our interest rate swap was $18,543 for the three months ended September 30, 2020 and 2019, respectively, and relates to changes in interest rates.

Income tax benefit or expense

We had an income tax benefit of $5,751 for the three months ended September 30, 2020 and income tax expense of $12,303 for the three months ended September 30, 2019. The income tax expenses and benefits are related to taxable income at the TRSs.

Net income or loss

For the three months ended September 30, 2020, we had net income of $758,649 compared to net income of $1,087,070 for the three months ended September 30, 2019. The decrease in net income of $328,421 is the result of the revenue and expense changes discussed above.

Net income or loss attributable to noncontrolling interests

Net income relating to noncontrolling interests was $5,067 for the three months ended September 30, 2020 compared to net income relating to noncontrolling interests of $116,903 for the three months ended September 30, 2019. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Rooms revenues

Rooms revenues decreased to $9,122,048 for the nine months ended September 30, 2020 from $12,145,003 for the nine months ended September 30, 2019. The net decrease of $3,022,955 was mainly a result of the negative impact of the COVID-19 pandemic on the hospitality industry of $4,210,401, partially offset by the incremental rooms revenue generated by the Hilton Garden Inn Providence that we acquired on February 27, 2020 of $1,187,446. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. Our hotel properties also lowered daily rates in an attempt to entice customers to stay at the hotel properties. Although these decreases were significantly noticeable at the initial onset of the pandemic, specifically during the months of March, April and May 2020, we saw increases in both occupancy and rate at all of our hotel properties in the months of June, July, August and September 2020.

Food and beverage revenues

Food and beverage revenues decreased to $1,058,552 for the nine months ended September 30, 2020 from $1,683,477 for the nine months ended September 30, 2019. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $624,925 decrease from the prior year period is primarily due to the negative impact of the COVID-19 pandemic on the hospitality industry. State governments imposed rigid travel restrictions, which, combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. Additionally, as discussed above, the Springhill Suites Wilmington was closed for the entire month of April 2020. In response to mandates imposed by local government, our hotel properties were forced to cancel all catering events and close down all bar and alcohol services. Although these decreases were significantly noticeable at the initial onset of the pandemic, specifically during the months of March, April and May 2020, we saw increases in both occupancy and food and beverage revenues at all of our hotel properties in the months of June, July, August and September 2020.

Other operating revenues

Other operating revenues increased to $337,145 for the nine months ended September 30, 2020 from $334,971 for the nine months ended September 30, 2019. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $2,174 increase from the prior year period is primarily driven by the incremental other operating revenues generated by the Hilton Garden Inn Providence of $18,662, offset by the negative impact of the COVID-19 pandemic on the hospitality industry of $16,488. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020.

Rooms expense

Rooms expenses decreased to $1,804,090 for the nine months ended September 30, 2020 from $2,309,268 for the nine months ended September 30, 2019. The $505,178 decrease in rooms expenses was mainly a result of the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies that reduced our expenses by $789,755. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020. This decrease is partially offset by the incremental rooms expense of $284,577 incurred by the Hilton Garden Inn Providence that we acquired on February 27, 2020. Rooms expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant declines in the nine months ended September 30, 2020.

Food and beverage expense

Food and beverage expenses were $643,271 and $1,122,689 for the nine months ended September 30, 2020 and 2019, respectively. The $479,418 decrease in food and beverage expenses is primarily due to the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant declines in the nine months ended September 30, 2020.

Other property expenses

Other property expenses were $4,370,181 and $4,415,922, for the nine months ended September 30, 2020 and 2019, respectively. The $45,741 decrease in other property expenses is primarily driven by the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures, which reduced our expenses by $847,003. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020. This decrease is partially offset by the acquisition of the Hilton Garden Inn Providence, which incurred $801,262 of other property expenses. Other property expenses are primarily driven by the corresponding revenue account and occupancy. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $315,838 and $425,866 for the nine months ended September 30, 2020 and 2019, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $110,028 decrease in property management fees is primarily due to the negative impact of the COVID-19 pandemic on revenues, which reduced property management fees by $147,088 compared to the prior year, offset by the ownership of the Hilton Garden Inn Providence for seven months and three days during the nine months ended September 30, 2020, which generated $37,060 in property management fees.

Corporate general and administrative

Corporate general and administrative expenses were $1,193,363 and $1,112,934 for the nine months ended September 30, 2020 and 2019, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $80,429 increase is primarily due to professional fees associated with the acquisition of the Hilton Garden Inn Providence, which is partially offset by the implementation of cost saving strategies such as negotiations of fee reductions with various vendors.

Other fees to affiliates

Other fees to affiliates were $836,105 and $263,699 for the nine months ended September 30, 2020 and 2019, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $394,734 for the nine months ended September 30, 2020 from $263,699 for the nine months ended September 30, 2019. The $131,034 increase in asset management fees is primarily driven by the fact that we did not own the Hilton Garden Inn Providence during the nine months ended September 30, 2019. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. Acquisition fees incurred for the nine months ended September 30, 2020 were $441,370 and related to the purchase of the Hilton Garden Inn Providence. There were no acquisition fees incurred for the nine months ended September 30, 2019.

Acquisition costs

Acquisition costs of $72,149 relating to the purchase the Hilton Garden Inn Providence were expensed as incurred in accordance with Topic 810 for the nine months ended September 30, 2020. There were no acquisition costs for the nine months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization expenses were $2,227,985 and $1,667,979 for the nine months ended September 30, 2020 and 2019, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $559,916 increase in depreciation and amortization expense is primarily the result of owning the Hilton Garden Inn Providence for seven months and three days during the nine months ended September 30, 2020.

Loss on acquisition

The $133,521 loss on acquisition for the nine months ended September 30, 2020, represents the loss incurred as a result of purchase of the Hilton Garden Inn Providence. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. The loss is primarily a result of significant decreases in interest rates and its impact on the fair value of debt due to the COVID-19 pandemic. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly. There were no gains on acquisitions for the nine months ended September 30, 2019.

Interest expense, net

Interest expense, net, was $1,959,017 and $1,686,174 for the nine months ended September 30, 2020 and 2019, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. The $272,843 increase in interest expense is primarily the result of owning the Hilton Garden Inn Providence for seven months and three days during the nine months ended September 30, 2020. The incremental interest expense relating to the Hilton Garden Inn Providence was $431,884. The increase is partially offset by $116,896 of interest expense on a $6,600,000 promissory note with our Sponsor related to the acquisition of the Hotel Indigo Traverse City that was incurred during the nine months ended September 30, 2019. The note was repaid in full by July 11, 2019. Additionally, during the nine months ended September 30, 2020, we incurred $88,663 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $77,184 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $25,889 and $0 for nine months ended September 30, 2020 and 2019, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Unrealized gain (loss) on interest rate swap

Unrealized loss on our interest rate swap was $68,690 and $245,891 for the nine months ended September 30, 2020 and 2019, respectively, and relates to changes in interest rates.

Income tax benefit or expense

We had an income tax expense of $609 for the nine months ended September 30, 2020 and income tax benefit of $13,121 for the nine months ended September 30, 2019. The income tax expenses and benefits are related to taxable income at the TRSs.

Net income or loss

For the nine months ended September 30, 2020, we had a net loss of $3,106,984 compared to net income of $926,150 for the nine months ended September 30, 2019. The decrease in net income of $4,033,134 over the comparable prior year period was the result of the changes in revenues and expenses discussed above.

Net income or loss attributable to noncontrolling interests

Net loss relating to noncontrolling interests was $460,645 for the nine months ended September 30, 2020 compared to net income of $617,789 for the nine months ended September 30, 2019. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

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

In anticipation of a significant strain on the hotels’ cash flows, we have implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments for a period of three to nine months, and utilize provisions from the recently passed CARES Act to provide additional liquidity from federally supported loan programs. As of September 30, 2020, we have received $1,018,917 in PPP loans related to our four hotel properties. For more information, refer to Note 6 – “Other Debt” to our unaudited interim condensed consolidated financial statements. We have also made modifications to our existing debt and during the second and third quarters of 2020 we entered into loan modification agreements with certain of our lenders to relieve some pressure on these properties during this time. For more information, refer to Note 4 – “Mortgage Notes Payable” to our unaudited interim condensed consolidated financial statements.

While efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We expect that the COVID-19 pandemic will have a significant negative impact on our results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, we have reduced our planned capital expenditures and are working closely with our hotel managers to reduce our hotels’ operating expenses.

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

In addition, the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We paid quarterly distributions with respect to the quarters ended March 31, 2020, and June 30, 2020, and the partial distribution for the quarter ended September 30, 2020, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

In a normal operating environment, our sources of funds are primarily the net proceeds of our Public Offering, funds equal to amounts reinvested in the DRIP, operating cash flows and borrowings. Our principal demands for funds will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to and repurchases from our stockholders. Generally, we will fund our acquisitions from the net proceeds of the Public Offering. We intend to acquire our assets with cash, including proceeds from the Public Offering, and mortgage or other debt. PHA and its affiliates have agreed to purchase A Shares in a private placement in order to provide us with funds sufficient to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the nine months ended September 30, 2020. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the nine months ended September 30, 2020 and 2019.

Cash Flows Provided by (Used in) Operating Activities

We owned an interest in three hotel properties for the full nine-month periods ended September 30, 2020 and 2019, and a fourth hotel property for approximately seven months and three days during the nine-month period ended September 30, 2020. During the nine months ended September 30, 2020, net cash provided by operating activities was $363,613 compared to the net cash provided by operating activities of $3,435,041 for the nine months ended September 30, 2019. Our operating cash flows during the nine months ended September 30, 2020 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the loss on the acquisition of the Hilton Garden Inn Providence and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the nine months ended September 30, 2019 was the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2020, cash used in investing activities was $12,367,459 which represented the investment in the Hilton Garden Inn Providence, net, and capital improvements at our hotel properties. During the nine months ended September 30, 2019, net cash used in investing activities was $700,684 and was the result of capital improvements at our hotel properties.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $9,517,531. We received $2,000,000 of mortgage note proceeds relating to the acquisition of the Hilton Garden Inn Providence offset by $94,770 of deferred financing costs incurred. We received proceeds of $8,651,703 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $728,011 for the nine months ended September 30, 2020. We received $1,018,917 of cash relating to the PPP loans. We made principal payments on the Springhill Suites Wilmington Note and the Staybridge Suites St. Petersburg Note totaling $108,132. We paid cash distributions of $938,267 to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2020, also includes $98,000 of distributions and $120,050 of contributions from noncontrolling interests. Additionally, we repurchased $305,959 of outstanding common stock. During the nine months ended September 30, 2019, net cash provided by financing activities was $3,679,693. We received proceeds of $14,556,393 through the sale of common stock. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $1,115,642 for the nine months ended September 30, 2019. We made prepayments of $1,744,000 on mortgage notes payable and $6,600,000 on loans from affiliates. We paid cash distributions of $695,683 to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2019, also includes $698,250 of distributions to noncontrolling interest. Additionally, we repurchased $23,125 of outstanding common stock.

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

The HGI Note required monthly interest payments at a fixed rate of 4.25%. The HGI Note provided for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. However, on April 23, 2020, we and the Operating Partnership, through its subsidiary, entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the existing lender, to amend the terms of the mortgage loan and loan documents on the HGI Notes. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 are deferred until the date that is twelve months after the date each payment was originally due.

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

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents for the period ended June 30, 2020. In August 2020, we received a written waiver of all debt service coverage testing for the test due for the period ended June 30, 2020 and for the period ended September 30, 2020, from the lender. Therefore, as of September 30, 2020, the Staybridge Suites St. Petersburg was compliant with the St. Petersburg Note obligations.

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

Our contractual obligations as of September 30, 2020 are as follows:

	2020	2021-2022	2023-2024	Thereafter	Total
Outstanding debt obligations	$94,335	$15,904,843	$24,031,620	$16,482,972	$56,513,770
Interest payments on outstanding debt obligations	654,543	4,443,414	2,938,611	287,878	8,324,446
Total	$748,878	$20,348,257	$26,970,231	$16,770,850	$64,838,216

Our other debt relating to the PPP loans has been excluded from the contractual obligations shown above, as we are still in the process of evaluating the forgivability of each loan.

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

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of net loss to MFFO:
Net income (loss)	$758,649	$1,087,070	$(3,106,984)	$926,150
Depreciation and amortization	783,333	566,107	2,227,895	1,667,979
Loss on acquisition	-	-	133,521	-
FFO	1,541,982	1,653,177	(745,568)	2,594,129
Less noncontrolling interest:
Net loss (income) attributable to noncontrolling interest	(5,067)	(116,903)	460,645	(617,789)
Depreciation and amortization attributable to noncontrolling interest	(171,295)	(169,769)	(514,964)	(503,846)
FFO attributable to common stockholders	1,365,620	1,366,505	(799,887)	1,472,494
Acquisition fees and expenses	-	-	513,519	-
Amortization of deferred financing costs and debt discounts and premiums as interest	(2,472)	25,870	11,480	77,609
Unrealized loss (gain) on interest rate swap	(102,068)	18,543	68,690	245,891
MFFO attributable to common stockholders	$1,261,080	$1,410,918	$(206,198)	$1,795,994

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2019 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, the financial impact of the COVID-19 pandemic on us and our hotel operators could negatively impact our future compliance with the financial covenants of our debt obligations that can result in a default and potentially, an acceleration of indebtedness, which would adversely affect our financial condition and liquidity. While the creditors for both the St. Petersburg Note and the Wilmington Note have not modified the terms of their respective mortgage notes, any sustained material adverse impact on our revenues, net income and other operating results due to the COVID-19 pandemic could cause the financial covenants under our loan agreements to be adversely affected. We cannot provide assurances that we will be able to obtain any non-compliance waivers in the event we fail to comply with any of our loan covenants in a timely manner, or on acceptable terms, or at all.

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

From the commencement of the Public Offering through September 30, 2020, we sold 2,190,531 K Shares at a weighted average price of $9.89 per share for gross proceeds of $21,668,950, 645,211 K-I Shares at a weighted average price of $9.26 per share for gross proceeds of $5,976,206, 47,540 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $475,400, for total gross proceeds of $28,120,556 in the Public Offering. During the same period, pursuant to the DRIP, we issued 5,884 K Shares to investors at a weighted average of $9.50 per K Share for gross proceeds of $55,899, 6,100 K-I Shares at a weighted average of $9.50 per K-I Share for gross proceeds of $57,950, and 439 K-T Shares at a weighted average of $9.50 per K-T Share for gross proceeds of $4,175, for total gross DRIP proceeds of $118,023.

From commencement of the Public Offering through September 30, 2020, we had incurred $2,317,891of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through September 30, 2020, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through September 30, 2020, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$2,317,891	Actual
Other organization and offering costs	2,246,396	Actual
Total	$4,564,287

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of September 30, 2020, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $39,304,835.

We expect to use the net proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of September 30, 2020, we had an ownership interest in four hotel properties for a total purchase price of $63,322,489 inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering and borrowings.

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

Our board of directors approved two outstanding repurchase requests due to death that were received during the three months ended March 31, 2020, and on May 1, 2020, we repurchased 23,500 K Shares for $235,000, or $10.00 per K Share. Our board of directors approved two outstanding repurchase requests that were received during the three months ended June 30, 2020, and on August 18, 2020, we repurchased 2,500 K Shares for $20,875, or $8.35 per K Share, and 6,332 K-I Shares for $50,084, or $7.91 per K-I Share. Our board of directors approved outstanding repurchase requests received during the three months ended September 30, 2020 and on November 12, 2020, we repurchased 1,000 K-T Shares for $7,920, or $7.92 per K-T Share

During the nine months ended September 30, 2019, we fulfilled one standard repurchase request for 2,500 for $23,125, or $9.25 per K Share. We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. Our board of directors approved the outstanding repurchase requests received during the three months ended September 30, 2019 and on November 1, 2019 we repurchased 4,278 K Shares for $42,781, or $10.00 per K Share.

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

PROCACCIANTI HOTEL REIT, INC.

Date: November 13, 2020	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)