Form 10-K
period 2020-12-31
PROCACCIANTI HOTEL REIT, INC.
filed 2021-03-26
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-217578 (1933 Act)

PROCACCIANTI HOTEL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	81-3661609
(State or Other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

1140 Reservoir Avenue, Cranston, RI	02920-6320
(Address of Principal Executive Offices)	(Zip Code)

(401) 946-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
NA	NA	NA

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:
N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The registrant is currently offering shares at $8.56 per share of Class K common stock, $7.95 per share of Class K-I common stock, and $8.56 per share of Class K-T common stock, with discounts available for certain categories of purchasers.

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 3,278,238 shares of Class K common stock, 631,699 shares of Class K-I common stock, 47,989 shares of Class K-T common stock, 537,410 shares of Class A common stock, and 125,000 shares of Class B common stock held by non-affiliates, for an aggregate market value of $36,007,047, assuming a market value of $8.56 per share of Class K common stock, $8.55 per share of Class K-I common stock, $8.56 per share of Class K-T common stock, $3.97 per share of Class A common stock and $0.00 per share for Class B common stock.

As of March 23, 2021, there were 3,684,206 shares of the Registrant’s Class K common stock issued and outstanding, 823,558 shares of the Registrant’s Class K-I common stock issued and outstanding, 47,769 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. One of the most significant factors that could have a material adverse effect on our operations and future prospectus is the adverse effect of the novel strain of coronavirus (“COVID-19”) on the financial condition, results of operations, cash flows and performance of the Company, our hotel operators, the hospitality market, the real estate market and the global economy and financial markets. COVID-19 has significantly affected our business, and the extent to which COVID-19 continues to affect us, our hotel managers and guests at our hotels will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, the efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, additional closures that may be mandated or advisable even after the reopening of certain of our hotels on a limited basis, whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Additional factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

●	our ability to raise proceeds in our Public Offering (as defined below);
●	our ability to effectively deploy the proceeds raised in our Public Offering;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;

●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below);
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles (“GAAP”).

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. Moreover, many risk factors set forth below should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. These risks are discussed more fully below and include, but are not limited to, risks related to:

●	adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and one or more possible recurrences of COVID-19 cases causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
●	our ability to raise sufficient capital and/or take other actions to improve our liquidity position or otherwise meet our liquidity requirements;

●	actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans if we are unable to make debt service payments or satisfy our other obligations under the forbearance agreements;
●	general volatility of the capital markets and the market price of our common and preferred stock;
●	availability, terms and deployment of capital;
●	unanticipated increases in financing and other costs, including a rise in interest rates;
●	availability of qualified personnel to our advisor;
●	actual and potential conflicts of interest with our advisor, our executive officers and our non-independent director;
●	changes in governmental regulations, accounting rules, tax rates and similar matters;
●	our ability to implement effective internal controls to address any material weakness identified in this report;
●	legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”) and related rules, regulations and interpretations governing the taxation of REITs; and
●	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.

PART I

Item 1.Business

Overview

Procaccianti Hotel REIT, Inc., (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2020, we owned an interest in four select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

Substantially all of our business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. We are externally managed by our advisor, Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an advisory agreement by and among us, our Operating Partnership and PHA, dated August 2, 2020 (as amended, the “Advisory Agreement”). PHA is an affiliate of our sponsor, Procaccianti Companies, Inc. (“Sponsor”).

Subscription proceeds from Class K common stock (“K Shares”), Class K-I common stock (“K-I Shares”) and Class K-T common stock (“K-T Shares”) in our Private Offering and our Public Offering, as discussed below, have been and will be applied to investments in hotel properties or real estate-related investments relating to hotel properties. The number of properties and other assets we will acquire will depend upon the number of shares sold and the resulting amount of net proceeds available for investment in properties and other assets and our ability to leverage such properties, as applicable.

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

On September 30, 2016, we commenced a private offering (“Private Offering”) of K Shares, $0.01 par value per share, and units, which are comprised of four K Shares and one share of Class A common stock (“A Shares”), each $0.01 par value per share (“Units”), for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act. PHA and its affiliates agreed to purchase A Shares (separate from the purchase of Units), at $10.00 per share. We terminated our Private Offering prior to the commencement of the Public Offering (as defined below), and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units, in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to TPG Hotel REIT Investor, LLC (“THR”), an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units.

On August 14, 2018, we commenced our public offering (“Public Offering”) pursuant to a Registration Statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the U.S. Securities and Exchange Commission (“SEC”), to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K Shares at an initial offering price of $10.00 per K Share, K-I Shares, at an initial offering price of $9.50 per K-I Share, and K-T Shares, at an initial offering price of $10.00 per K-T Share and $50,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the “DRIP”), at $9.50 per K Share, $9.50 per K-I Share and $9.50 per K-T Share. On November 16, 2018, we revised the offering price per K-I Share in the primary offering from $9.50 to $9.30 per K-I Share.

On March 22, 2018, our board of directors determined an estimated net asset value (“NAV”) per share of all classes of our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per share of Class B common stock (“B Shares”). On May 23, 2019, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the global COVID-19 pandemic, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share, and unanimously approved the resumption of our acceptance of subscriptions in our primary offering and the resumption of our DRIP (to be effective with our next authorized payment of distributions).

As of June 10, 2020, following the determination of an updated estimated NAV per share for all share classes, the offering and total dollar amount available for purchase per class in the primary offering portion of our Public Offering are as follows: $8.56 per K Share (up to $125,000,000 in shares), $7.95 per K-I Share (up to $125,000,000 in shares) and $8.56 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amounts available for purchase in our DRIP are as follows: $8.13 per K Share (up to $12,500,000 in shares), $8.13 per K-I Share (up to $12,500,000 in shares) and $8.13 per K-T Share (up to $25,000,000 in shares). On June 10, 2020, our board of directors also approved the resumption of our share repurchase programs as it relates to all repurchase requests commencing with the July 2020 repurchase date.

Since the commencement of the Public Offering and as of December 31, 2020, we received approximately $30,189,759 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $131,936 of K Shares, $102,455 of K-I Shares and $10,512 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018 and June 10, 2019, we received $1,500,000 and $690,000, respectively, from the sale of A Shares to THR in private placements. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of March 23, 2021, we had sold 3,737,984 K Shares, 829,890 K-I Shares, 48,769 K-T Shares and 581,410 A Shares in all our offerings for gross proceeds of $36,552,712, $7,454,861, $486,012 and $5,814,095, respectively, and $50,307,680 in the aggregate. These gross proceeds are inclusive of 15,237 K Shares, 11,574 K-I Shares and 1,219 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of $131,936, $102,455 and $10,512, respectively, or $244,903 in the aggregate.

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

COVID-19 Impact

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic is significant. We experienced an initial decline in hotel revenue that began in our first fiscal quarter. However, with the continuing spread of the COVID-19 pandemic and the unprecedented governmental measures implemented in response, the impact of the COVID-19 pandemic accelerated rapidly, and we experienced a much greater effect on occupancy and hotel revenue per room (“RevPAR”) throughout our hotel portfolio. We experienced reservation cancellations as well as a reduction in new reservations relative to prior expectations. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of group bookings. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington, as defined herein, was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. All four of our hotel properties were open and operational as of the date of the filing.

While efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company anticipates an improvement in traveler sentiment. However, we expect that the COVID-19 pandemic will have a significant negative impact on our results of operations, financial position and cash flow for at least the first half of 2021. As a result, we have reduced our planned capital expenditures and are working closely with our hotel managers to reduce our hotels’ operating expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially forgivable. In May 2020, we received $1,018,917 in PPP loans relating to our four hotel properties. We have applied for full forgiveness of these loans. The applications are currently in review with the SBA. We have applied for the second round of funding and have received $889,671 of the approximately $1,426,711 applied for as of March 26, 2021.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to the employee retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit. On March 11, 2021, President Biden

signed the American Rescue Plan Act of 2021 (“ARPA”), which is the latest stimulus package aimed at mitigating the financial impact of the ongoing COVID-19 pandemic. The ARPA includes an extension of the CARES Act Employee Retention Tax Credit, as well as additional modifications of the credit for the last two calendar quarters of 2021. We plan to take advantage of this program to the extent we are eligible.

Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the COVID-19 pandemic. Due to a slowdown in the U.S. economy as a result of the COVID-19 pandemic, there may be increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow for an unknown period of time. Further, the market and economic challenges associated with the COVID-19 pandemic could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

2020 Highlights

As of December 31, 2020:

●	we raised gross offering proceeds of $15,582,755 in our Private Offering, which terminated in August 2018, gross offering proceeds of $30,189,759 in our Public Offering, and gross offering proceeds of $2,190,000 from issuances of A Shares to THR in a private placement;
●	we completed an investment in the Hilton Garden Inn Providence, a select-service hotel property, on February 27, 2020;
●	our board of directors determined an estimated NAV per share of $8.56 for each of our K Shares and K-T Shares, $8.55 per K-I Share, $0.00 per A Share and $0.00 per B Share, as of March 31, 2020; and
●	on March 3, 2020, our stockholders approved to amend our charter (1) to increase the rate at which cash distributions on K Shares, K-I Shares and K-T Shares automatically accumulate under our charter from 6% to 7% per annum of the K Share Distribution Base of such K Share, K-I Share Distribution Base of such K-I Share and K-T Share Distribution Base of such K-T Share, respectively, and (2) to increase the maximum rate at which distributions on A Shares may be authorized by our board of directors and declared by us from 6% to 7% of the stated value of an A Share ($10.00) from income and cash flow from ordinary operations on a cumulative basis. The changes pursuant to the Articles of Amendment to our charter became effective beginning with distributions that accumulated on March 31, 2020.

Investment Objectives

We invest in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:

●	to provide stable income for stockholders through the payment of cash distributions;
●	to preserve and return stockholders’ capital contributions; and

●	to maximize risk-adjusted returns on stockholders’ investment.

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

Real Estate Portfolio

As of December 31, 2020, we owned interests in four select-service hotel properties located in four states with a total of 483 rooms. On February 27, 2020, we, through our Operating Partnership, completed the acquisition of the membership interests in Gano Holdings, LLC, which owned 100% of the fee simple interest in the Hilton Garden Inn Providence, a select-service hotel. We, through a wholly-owned subsidiary of our Operating Partnership, owned 100% of the fee simple interest in the Hotel Indigo Traverse City, a select-service hotel property, and, through our joint venture with PCF an affiliate of our Sponsor, owned a 51% interest in two select-service hotel properties, the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington. These properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our four select-service hotel properties as of December 31, 2020:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name*	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$11,168,424
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,222,109
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901

*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
(2)	Contract purchase price excludes acquisition fees and costs.

While we desire to invest in upgrades and improvements that are normal in the course of our business during the year ending December 31, 2021, for which we would use cash on hand in our furniture, fixtures and equipment reserve accounts, we have no current plans for upgrades and improvements as of the date of this Annual Report.

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

As of December 31, 2020, our total outstanding indebtedness totaled $57,532,545. This amount did not exceed 300% of the value of our net assets.

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

Income Taxes

We elected to be taxed as, and currently qualify as, a REIT under the Code commencing with our taxable year ended December 31, 2018. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elected to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service (the “IRS”) grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.

Distribution Policy

Our board of directors may authorize payment of distributions in excess of those required for us to maintain REIT status as it deems appropriate. Through the first quarter of 2020, we paid regular quarterly distributions to our stockholders. As a result of the impact of the COVID-19 pandemic on our business, our board of directors may reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions in the future. The timing and amount of distributions will be determined by our board of directors, in its sole discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our K Shares, K-I Shares or K-T Shares. However, distributions will continue to accumulate pursuant to our charter.

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

We paid quarterly distributions with respect to the quarter ended March 31, 2020, the quarter ended June 30, 2020, and for a portion of the quarter ended September 30, 2020, with gross operating cash flow from our hotel properties, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

Conflicts of Interest

PHA will experience potential conflicts of interest in connection with the management of our business affairs, including the following:

●	through a facilities, personnel, equipment, and cost sharing agreement between PHA and our Sponsor (which we refer to as a cost sharing agreement), PHA utilizes employees from affiliated entities, including our Sponsor, in connection with various services, such as acquisitions, asset management, human resources, accounting, tax, valuation, information technology services, office space, compliance, and legal;
●	PHA shares personnel with its affiliates, and such personnel must determine which investment opportunities to recommend to us or another program or joint venture managed by PHA or an affiliate, and must determine how to allocate resources among us and any other future programs or investments managed by PHA or its affiliates;
●	PHA, our property manager, their affiliates, and their employees share resources and allocate their time between us and the other real estate investment projects and business activities in which they may be involved;
●	PHA may structure the terms of joint ventures between us and programs sponsored by our Sponsor’s affiliates;
●	PHA and its affiliates will have to allocate their time between us and other real estate programs and activities in which they are involved;
●	PHA and its affiliates receive fees in connection with the purchase, management, and sale of our properties, regardless of the quality of the property acquired or the services provided to us;
●	Due to the apparent preference of public markets for internally managed companies, a decision to list our shares on a national securities exchange could be preceded by a decision to become internally managed. Given PHA’s familiarity with our assets and operations, we could prefer to become internally managed by acquiring PHA. Even though PHA will not receive internalization fees, such an internalization transaction could result in significant payments to affiliates of PHA irrespective of whether our stockholders received the returns on which we have conditioned other back-end compensation, and we would not be required to seek a stockholder vote to become internally managed; and
●	All of our officers will face these conflicts because of their affiliation with PHA.

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

Employees

We have no paid employees. The employees of PHA or its affiliates provide management, acquisition, advisory and certain administrative services for us. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting and information requirements of the Exchange Act and, accordingly, we file Annual Reports, Quarterly Reports, and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filing, may be obtained free of charge from our website, https://www.prochotelreit.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, which contains our Annual Reports on

Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC. Access to these filings is free of charge.

Item 1A.Risk Factors

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

Our directors, officers and employees of our advisor, TPG and other affiliates and individuals designated by management may purchase K Shares and K-I Shares in the offering. Management may designate individuals who have prior business and/or personal relationships with our executive officers, directors, advisor, or Sponsor, including, without limitation, any service provider, to purchase our K Shares and
K-I Shares and to receive certain discounts. There can be no assurance as to the amount, if any, of K Shares and K-I Shares that these parties may acquire in the offering. Any shares purchased by directors, officers, and employees of our dealer manager, other affiliates or friends of ours will be purchased for investment purposes only. However, the investment decisions made by any such directors, officers, officers and employees of our advisor or TPG, other affiliates, or friends should not influence your decision to invest in our shares of common stock and you should make your own independent investment decision concerning the risks and benefits of an investment in our securities.

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

We depend upon key personnel of our Sponsor, PHA (our advisor), and TPG Hotels and Resorts, Inc. and its affiliates and/or designees (our property manager).

We are an externally managed REIT and therefore we do not have any internal management capacity or employees. We will depend to a significant degree on the diligence, skill and network of business contacts of certain of our executive officers and other key personnel of our advisor to achieve our investment objectives. We expect that our advisor will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Advisory Agreement. We also will depend on our property manager for hotel property management and construction services.

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

Our advisor is an affiliate of, and under common control with, Procaccianti Companies and will, in turn, depend upon access to the investment professionals and other resources of Procaccianti Companies and its affiliates to fulfill its obligations to us under the Advisory Agreement. Our advisor will also depend on Procaccianti Companies to obtain access to deal flow generated by its professionals. We believe that our future success depends, in a large part, on Procaccianti Companies’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition to retain such personnel is intense, and we cannot assure you that Procaccianti Companies will be successful. Through a cost sharing agreement between our advisor and the Sponsor, our advisor may utilize employees from affiliated entities, including Procaccianti Companies, in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, compliance, and legal. Under this cost sharing agreement, these costs are allocated to our advisor based on a per employee charge that is assigned to provide services to it. To the extent an employee is not fully allocated to our advisor, the charge for services is pro-rated accordingly. Procaccianti Companies and our advisor or its affiliates pay all of the employees assigned to provide services to our advisor. We cannot assure you that Procaccianti Companies and its affiliates will fulfill their obligations under this agreement with our advisor. If Procaccianti Companies and its affiliates fail to perform, we cannot assure you that our advisor will enforce the cost sharing agreement, that such agreement will not be terminated by either party, or that we will continue to have access to the investment professionals of Procaccianti Companies and its affiliates, or their market knowledge and deal flow.

Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own the hotel properties will lease the hotel properties to one or more taxable REIT subsidiaries (“TRSs”). We expect all or substantially all of these subsidiaries will enter into property management agreements with one or more affiliated property management companies. These affiliated property management companies may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and advisor, and TPG’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates and/or designees of TPG. We refer to TPG and such other affiliates and/or designees collectively as our property manager. If we acquire hotel property where we cannot use our property manager to manage the property, we may use a third-party property management company. Generally, however, we expect a substantial portion, if not all, of our hotel properties to be managed by our property manager.

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

Our primary focus of acquiring and investing in a diversified portfolio of commercial real estate consisting primarily of hospitality properties across the United States differs from that of certain existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of our advisor or members of our advisor’s investment committee or that are or have been sponsored by Procaccianti Companies or its affiliates. In addition, many of the previously sponsored investment programs by

Procaccianti Companies were significantly different from us in terms of targeted assets, regulatory structure and limitations, investment strategy and objectives and investment personnel. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those Procaccianti Companies affiliates. In addition, investors in our K Shares, K-I Shares and K-T Shares are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by affiliates of our advisor or members of our advisor’s investment committee or sponsored by Procaccianti Companies or its affiliates. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated.

Because we are conducting a “blind pool” offering, you will not have the opportunity to evaluate our investments before we make them, which makes an investment in us more speculative.

We have not identified all of the properties we will acquire with the net proceeds from the sale of K Shares, K-I Shares and K-T Shares in our offering. Our ability to identify well-performing properties and achieve our investment objectives depends upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements. The size of our offering increases the challenges that our advisor will face in investing our net offering proceeds promptly in attractive properties, and the continuing high demand for the type of properties we desire to purchase increases the risk that we may pay too much for the properties that we do purchase. We will seek to invest substantially all of the net proceeds from the sale of our K Shares, K-I Shares and K-T Shares, after the payment of certain fees and expenses, in a diversified portfolio of commercial real estate investments consisting primarily of hotel properties across the United States in accordance with our investment objectives and using the strategies described in this Annual Report. However, you will be unable to evaluate the economic merit of specific real estate projects before we invest in them. We expect to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. We will not provide you with information to evaluate our proposed investments prior to our acquisition of those investments. Because of the illiquid nature of our shares, even if we disclose information about our potential investments before we make them, it will be difficult for you to sell your shares promptly or at all. Furthermore, our board of directors will have broad discretion in implementing investment policies. These factors increase the risk that your investment may not generate returns consistent with your expectations.

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

We have paid, and may continue to pay, distributions from sources other than our cash flow from operations. Distributions declared for periods in which we did not own an interest in the four select-service properties described herein were funded with proceeds from subordinated promissory notes that we entered into with our advisor. While our board has adopted a policy to refrain from funding distributions with offering proceeds, our charter contains no such limitation and our board of directors may change our distribution policy in its sole discretion at any time subject to the provisions of Maryland law. Under Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distribution, to satisfy the preferential rights upon dissolution of holders of K Shares, K-I Shares and K-T Shares shall not be added to our total liabilities for these purposes.

For the year ended December 31, 2020, we paid aggregate distributions of $1,896,748, including $1,713,172 of distributions paid in cash and 21,574 shares of our common stock issued pursuant to our distribution reinvestment plan for $183,576. For the year ended December 31, 2020, we had a net loss of $3,826,605, we had negative funds from operations (“FFO”) of $1,368,019 and net cash used in operations of $477,792. For the year ended December 31, 2020, we funded $1,896,748, or 100%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from gross cash flow from operations at our hotel properties. Since inception, of the $3,528,321 in total distributions paid through December 31, 2020, including shares issued pursuant to our distribution reinvestment plan, we funded $3,434,127 or 97% from cash flow from operations and $94,194 or 3% from notes payable. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

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

As a public company, we will be required to register our securities under the Exchange Act and we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules implemented by the SEC.

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

Risks Related to Our Offering and Our Corporate Structure

We intend to disclose FFO and modified FFO (“MFFO”), each a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We will use, and we intend to disclose to investors, FFO and MFFO, which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance. FFO and MFFO, on the one hand, and GAAP net income or loss, on the other hand, differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.

Because of the differences between FFO and MFFO and GAAP net income or loss, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs, and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.

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

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our holders of K Shares, K-I Shares, K-T Shares, A Shares, and B Shares or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued K Shares, K-I Shares, K-T Shares, A Shares, or B Shares into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of a new class of capital stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our existing K Shares, K-I Shares, K-T Shares, A Shares, and B Shares. Such new class of stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our existing capital stock.

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

Under the Maryland General Corporation Law and our charter, our stockholders are generally entitled to vote only on the following matters: (a) election and removal of directors; (b) amendment of the charter, except that our board of directors may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, (ii) effect certain reverse stock splits, and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock; (c) effect our liquidation or dissolution; and (d) to the extent required under Maryland law, effect a merger, conversion or consolidation of us, a statutory share exchange, or the sale or other disposition of all or substantially all of our assets. With respect to all matters, other than the election or removal of directors, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. These limitations on voting rights may limit your ability to influence decisions regarding our business. Holders of our K Shares, K-I Shares,
K-T Shares and A Shares will have identical voting rights.

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

You may not be able to have your K Shares, K-I Shares or K-T Shares repurchased under the share repurchase program; if you are able to have your K Shares, K-I Shares or K-T Shares repurchased under the share repurchase program, you may not be able to recover the amount of your investment.

Our board of directors has adopted a share repurchase program available to holders of our K Shares,
K-I Shares and K-T Shares, but there are significant conditions and limitations that limit your ability to have your K Shares, K-I Shares or K-T Shares repurchased under the plan. Repurchases of our K Shares,
K-I Shares and K-T Shares, when requested, are at our sole discretion and generally will be made quarterly. A holder of K Shares, K-I Shares or K-T Shares, as applicable, must have beneficially held its shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the K Shares, K-I Shares or K-T Shares, as applicable, are being repurchased in connection with a stockholder’s death, qualifying disability or other exigent circumstance as determined by our board of directors in its sole discretion.

●	The per share repurchase price will depend on the length of time you have held such shares as follows:
●	after one year from the purchase date, 92.5% of the most recent per share NAV of the K Shares, K-I Shares or K-T Shares, as applicable;
●	after two years from the purchase date, 95% of the most recent per share NAV of the K Shares, K-I Shares or K-T Shares, as applicable;
●	after three years from the purchase date, 97.5% of the most recent per share NAV of the K Shares, K-I Shares or K-T Shares, as applicable; and
●	after four years from the purchase date, 100% of the most recent per share NAV of the K Shares, K-I Shares or K-T Shares, as applicable.

Our repurchase of any K Shares, K-I Shares or K-T Shares will be limited to the extent that we do not have, as determined in our board of director’s discretion, sufficient funds available to fund any such repurchase.

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

Most of our assets will consist of properties which cannot be readily liquidated without affecting our ability to realize full value upon their disposition. Therefore, we may not have sufficient liquid resources to satisfy all repurchase requests. The share repurchase program will terminate immediately if our K Shares,
K-I Shares, K-T Shares or any successor securities, are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

The provisions of our share repurchase program may limit your ability to have your shares repurchased should you require liquidity and could limit your ability to recover the amount that you invested in our K Shares, K-I Shares or K-T Shares. The terms of our share repurchase program contain fewer limitations for repurchases sought as a result of a stockholder’s death, qualifying disability or other involuntary exigent circumstance, in the sole discretion of the board of directors.

On March 20, 2020, our board of directors decided to temporarily suspend repurchases under our share repurchase program effective with repurchase requests that would otherwise be processed in April 2020 due to the negative impact of the COVID-19 pandemic on our portfolio at the time; provided, however, we continued to process repurchases due to death in accordance with the terms of our share repurchase program. On June 10, 2020, our board of directors determined to fully reopen the share repurchase program to all repurchase requests commencing with the next quarter repurchase date, beginning in July 2020. Shares will be repurchased subject to and upon the terms and conditions of our Amended and Restated Share Repurchase Program.

Risks Related to Our Offering

The estimated NAV per K Share, K-I Share and K-T Share are estimates as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the company.

The estimated NAV per share and any subsequent values are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the Company, because the amount of proceeds available for investment from our offering is net of acquisition fees and expenses; (3) the estimated NAV per share does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments; (4) the estimated NAV per share does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated NAV per share does not take into account any premiums to value that may be achieved in a liquidation or sale of our assets. Further, the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets we may acquire and responses to the real estate and capital markets. The estimated NAV per share does not reflect a discount for the fact that we are externally managed. There are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated NAV per share; provided, however, that pursuant to the Financial Industry Regulatory Authority, Inc. (“FINRA”) rules, the determination of the estimated NAV per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Subsequent estimates of our estimated NAV per share will be done at least annually. Our estimated NAV per share is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets.

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

Currently, there are no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated NAV per share. The audit committee of our board of directors, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated NAV per share, the consistency of the valuation methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations. Pursuant to the prior approval of the audit committee of our board of directors, which is solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged Robert A. Stanger & Co., Inc., or Stanger, an independent third-party valuation firm, to assist with determining the estimated NAV per share. Our estimated NAV per share was determined after consultation with our advisor and Stanger. Stanger prepared an NAV report, or the NAV Report, which estimates the estimated NAV per K Share, K-I Share and K-T Share as of the NAV pricing date. The valuation was based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of the NAV pricing date, and was performed in accordance with the Institute for Portfolio Alternatives (“IPA”) Valuation Guidelines. The estimated NAV per share was determined by our board of directors. Subsequent estimates of our estimated NAV per K Share, K-I Share and K-T Share will be prepared at least annually. Our estimated NAV per share is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The estimated NAV per share is not intended to be related to any values at which individual assets may be carried on financial statements under applicable accounting standards. We do not intend to release any of the data supporting the estimated NAV per share.

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

Existing stockholders and potential investors in our offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes the issuance of 248,125,000 shares of capital stock, of which (a) 55,500,000 shares are classified as K Shares with a par value of  $0.01 per share, (b) 55,500,000 shares are classified as K-I Shares with a par value of  $0.01 per share, (c) 116,000,000 shares are classified as K-T Shares with a par value of  $0.01 per share (d) 125,000 shares are classified as B Shares with a par value of  $0.01 per share, and (e) 21,000,000 shares are classified as A Shares with a par value of  $0.01 per share. Our board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized K Shares, K-I Shares, K-T Shares, A Shares, or shares of any other class or series of stock without stockholder approval. After your investment in us, our board may elect to (1) sell additional shares in our offering or future private placements or public offerings; (2) issue shares of capital stock under a long-term incentive plan to our independent directors or to employees of our advisor or its affiliates; (3) issue shares to our advisor, S2K Servicing LLC (our “Service Provider”), or their successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (4) issue K Shares (or another class of securities as determined by our board of directors) to sellers of properties we acquire in connection with an exchange of property for limited partnership interests of our operating partnership. To the extent we issue additional equity interests after your purchase in our offering, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions (most notably the offering price per share, which may be less than the price paid per share in any offering under our prospectus) and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us. Investors who purchase shares in our offering will likely suffer dilution of their equity investment in us as a result of the issuance of shares pursuant to the DRIP and the issuance of shares to purchasers who qualify for volume discounts, as DRIP purchases and volume discount purchases represent a discount to the initial purchase price per K Share, K-I Share and K-T Share in our primary offering, as applicable, and we will not sell additional A Shares to our advisor or its affiliates to fund the difference between the initial purchase price and discounted price in connection with such sales as we do for discounts to the initial purchase price of shares that are not through volume discounts and K-I Shares sold in our primary offering (in order for net proceeds available to invest to equal $10.00 per K Share, K-I Share and K-T Share).

The potential return to holders of K Shares, K-I Shares and K-T Shares in our offering would be limited should we return in excess of 9.84% on their investment.

By investing 100% of the proceeds from K Shares, K-I Shares and K-T Shares in assets, we believe we provide holders of K Shares, K-I Shares and K-T Shares with a greater likelihood of preservation of capital and consistent distributions that are not funded with return of capital sources. In exchange for this lower risk, holders of our K Shares, K-I Shares and K-T Shares would be limited in their potential return on investment, as compared to a traditional public non-traded REIT structure, should we return in excess of 9.84% on their investment.

Our Service Provider may receive certain distributions as the holder of the B Shares regardless of its performance under the Services Agreement.

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

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on holders of K Shares, K-I Shares and K-T Shares first enjoying agreed-upon investment returns, affiliates of our advisor could also receive significant payments even without our reaching specific investment-return thresholds should we seek to become internally managed. Due to the apparent preference of the public markets for internally managed companies, a decision to list our shares on a national securities exchange could be preceded by a decision to become internally managed. Given our advisor’s familiarity with our assets and operations, we might prefer to become internally managed by acquiring our advisor. Even though our advisor will not receive internalization fees, such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether you received the returns on which we have conditioned other back-end compensation, and we would not be required to seek a stockholder vote to become internally managed.

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

We must comply with operating standards and terms and conditions imposed by the franchisors of the hotel properties under which our hotel properties will operate. Hotel properties generally have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures, and equipment. Franchisors of hotel properties will require that we make periodic capital improvements pursuant to our management agreements or as a condition of maintaining franchise licenses. Generally, we will be responsible for the cost of these capital improvements. Hotel renovation involves substantial risks, including:

●	construction cost overruns and delays;
●	the disruption of operations and displacement of revenue, including revenue lost while rooms, restaurants or meeting spaces under renovation are out of service;
●	the cost of funding renovations and an inability to obtain financing on attractive terms;
●	the return on our investment in these capital improvements;
●	inability to obtain all necessary zoning, land use, building, occupancy, and construction permits;
●	possible environmental problems; and

●	disputes with franchisors or property managers regarding compliance with relevant franchise agreements or management agreements.

We intend to use substantially all of the proceeds of K Shares, K-I Shares and K-T Shares from our offering, net of expenses, to acquire and invest in real estate investments in the United States in accordance with our investment objectives and using the strategies described in this Annual Report. We have not established limits on the use of proceeds of K Shares, K-I Shares and K-T Shares from our offering and, while we do not intend to do so, we may use such proceeds to fund distributions to our stockholders. We do not intend to reserve significant proceeds from our offering for future capital needs. Accordingly, if we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to you and could reduce the value of your investment. However, our board of directors has the authority under our organizational documents, in its sole discretion, to the extent permitted by Maryland law, to fund distributions from other sources, including, without limitation, the sale of assets, borrowings, offering proceeds and the deferral of fee and expense reimbursements by our advisor.

The inability of our advisor to purchase A Shares in an amount sufficient to fund the payment of organizational and offering expenses associated with the sale of K Shares, K-I Shares, and K-T Shares may cause the long-term returns to our investors to be lower than they otherwise might be.

Our advisor agreed to purchase A Shares in a private placement in an amount sufficient to fund the payment of organizational and offering expenses associated with the sale of K Shares, K-I Shares, and K-T Shares. We reviewed the background, financial health, and prior performance of our advisor as well of our Sponsor and their affiliates, and while we believe that our advisor and its affiliates, each have respectively, the ability to perform under any agreements obligating them to purchase A Shares, each could fail to make the appropriate purchases. Our advisor and its affiliates’ failure to fulfill their obligations to purchase A Shares in an amount sufficient to fund the payment of organizational and offering expenses associated with the sale of K Shares, K-I Shares, and K-T Shares would adversely affect our ability to fund such organizational and offering expenses and adversely affect your overall return.

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

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders, or affiliates of interested stockholders, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

●	any person who beneficially owns, directly or indirectly, 10% or more of the corporation’s outstanding voting stock; or

●	an affiliate or associate of the corporation who, at any time during the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding securities of the corporation.

After the five-year prohibition, any business combination between a Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

●	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
●	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

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

We intend to make distributions, initially on a quarterly basis but with the goal of eventually making distributions on a monthly basis, to our stockholders out of assets legally available for distribution. We will pay such quarterly distributions within 30 days of the end of each calendar quarter. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or any increases in cash distributions. Furthermore, if more stockholders of K Shares, K-I Shares and K-T Shares opt to receive cash distributions rather than participate in our DRIP, we may be forced to liquidate some of our investments in order to make distribution payments required for us to maintain our qualification as a REIT. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

Investing in our shares may involve an above average degree of risk and is intended for long-term investors.

The investments we make in accordance with our investment objectives and strategies may result in a higher amount of risk of loss of principal than alternative investment options. Our investments in real estate assets may be highly speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our K Shares, K-I Shares and K-T Shares are intended for long-term investors.

Our stockholders’ investment return may be reduced if we were to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). If we lose our exemption from registration under the 1940 Act, we would not be able to continue our business unless and until we register under the 1940 Act.

We do not intend to register as an investment company under the 1940 Act. As of December 31, 2020, we had controlling interests in four hotel properties, and investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.

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

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

●	changes in general or local economic conditions;
●	changes in the supply of or demand for similar or competing properties in an area;
●	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;
●	changes in tax, real estate, environmental and zoning laws; and
●	periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in the value of our potential properties, which would have an adverse effect on our operations, on our ability to pay distributions to you and on the value of your investment.

The outbreak of COVID-19 has significantly impacted our occupancy rates and RevPAR, and may impact our compliance with our debt obligations.

Our business has been adversely affected by the impact of, and the public concern about. a pandemic disease. In December 2019, a novel strain of coronavirus was identified in Wuhan, China, which has subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in affected regions. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR reduction associated with COVID-19 to continue as we are recording significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. A continued outbreak of the virus in the U.S. would likely further reduce travel and demand at our hotels. In addition, as a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, our Springhill Suites hotel located in Wilmington, NC was instructed to close effective March 30, 2020 and remained closed through May 1, 2020.

A prolonged occurrence of the virus has resulted in health or other government authorities imposing restrictions on travel or other market impacts. The hotel industry and our portfolio have experienced the postponement or cancellation of business conferences and similar events. At this time, those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. Even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19. As such, the full impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact will be material. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases has adversely impacted us by reducing demand for our hotels. The length of time required for an effective vaccine or therapy to become widely available is uncertain. These events have resulted in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.

Further, the financial impact of the COVID-19 pandemic on us and our hotel operators could negatively impact our future compliance with the financial covenants of our debt obligations that can result in a default and potentially, an acceleration of indebtedness, which would adversely affect our financial condition and liquidity. While the creditors for both the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) and the note secured by the Springhill Suites Wilmington (the “Wilmington Note”) have not modified the terms of their respective mortgage notes, any sustained material adverse impact on our revenues, net income and other operating results due to the COVID-19 pandemic could cause the financial covenants under our loan agreements to be adversely affected. We cannot provide assurances that we will be able to obtain any non-compliance waivers in the event we fail to comply with any of our loan covenants in a timely manner, or on acceptable terms, or at all.

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

We have entered into the joint venture and may enter into additional joint ventures to acquire or improve properties with some of the proceeds of our offering. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example, the following risks:

●	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;
●	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are, or that become, inconsistent with our business interests or goals; or
●	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

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

We may opportunistically acquire hotel properties from distressed sellers. Traditional performance metrics of real estate assets may not be meaningful for opportunistic real estate. Non-stabilized properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Further, an appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market average daily rates, or ADR, and timing of occupancy stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.

Risks Related to Hotel Investments

As a REIT, we cannot directly operate our hotel properties, and expect to rely principally on our property manager to operate our hotel properties.

Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own the hotel properties will lease the hotel properties to one or more TRSs, which will enter into property management agreements with a hotel property manager, generally expected to be one or more entities affiliated with our advisor. These affiliated property management companies may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and advisor, and TPG’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates and/or designees of TPG. We refer to TPG and such other affiliates and/or designees collectively as our property manager. Our property manager will operate and manage our hotel properties. The TRSs will enter into any franchise agreements to brand our hotels. We cannot assure you that our property manager or any other third-party hotel property manager we retain will manage our properties in a manner that is consistent with its obligations under its property management agreements with our TRSs or our TRSs’ obligations under hotel franchise agreements, that the property manager will not be negligent in its performance or engage in other criminal or fraudulent activity, or that the property manager will not otherwise default on its management obligations. We will not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel property (for example, setting room rates). Thus, even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, and ADR, we may not be able to make the property manager change its method of operating our hotel properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our property manager to operate our hotel properties successfully, and its failure to do so could adversely impact our ability to service debt and to make distributions to our stockholders.

Our leases with TRSs will subject us to the risk of increased hotel operating expenses.

Our TRSs will be required to pay us rent based in part on revenues from our hotel properties and, therefore, subject us to the risk of increased hotel operating expenses. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect the ability of our TRSs to pay us rent due under leases, including, but not limited to, increases in:

●	wage and benefit costs;
●	repair and maintenance costs;
●	energy costs;
●	property taxes;
●	fee increases required by hotel brand franchisors;
●	insurance costs; and
●	other operating expenses.

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

We intend to acquire hotel properties, which have different economic characteristics than many other real estate assets, and a hotel REIT is structured differently than many other types of REITs. A typical office property, for example, has long-term leases with third-party tenants, which provide a relatively stable long-

term stream of revenue. Our TRSs will engage our property manager or third-party hotel property managers, pursuant to property management agreements, and will pay such property managers a fee for managing the hotel. Our TRSs generally will receive all of the operating profit or losses at such hotel properties after payment of our property manager’s fee and reimbursement of expenses. Moreover, virtually all hotel guests typically stay at a hotel for only a few nights, which causes the room rate and occupancy levels at hotel properties to change every day, and which results in earnings that can be highly volatile.

In addition, our hotel properties (and the hotel properties underlying any real estate-related investments we acquire) will be subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

●	adverse effects of COVID-19, including a significant reduction in business and personal travel and potential travel restrictions in regions where our hotels are located;
●	competition from other hotel properties in the relevant markets;
●	over-building of hotel properties in markets in which our hotels are located, which results in increased supply and adversely affects occupancy and revenues at our hotel properties;
●	dependence on business and commercial travelers and tourism;
●	increases in operating costs due to inflation, increased energy costs and other factors that may not be offset by increased room rates;
●	increases in assessed property taxes from changes in valuation or real estate tax rates;
●	increases in the cost of property insurance;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance;
●	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu, SARS, zika virus, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions, and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;
●	adverse effects of international, national, regional and local economic and market conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	adverse effects of a downturn in the hotel or tourism industries; and
●	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.

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

We will also compete with alternative lodging products for guests. Certain companies, including Airbnb, homeaway.com and VRBO.com, offer vacation and overnight lodging to the public. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our profitability and impede our growth.

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

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, or the use of alternative reference rates.

In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have or may have contracts that are indexed to LIBOR and monitor and evaluate the related risks, which include interest amounts on variable rate debt and the swap rate for interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative reference rate could vary from the underlying exposure or be higher and more volatile than LIBOR. Certain risks arise in connection with transitioning contracts to an alternative reference rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that. This could occur, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated.

U.S. Federal Income Tax Risks

Failure to qualify and maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.

We elected to be taxed as, and currently qualify as, a REIT beginning with our taxable year ended December 31, 2018. In order for us to continue to maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations that may depend on various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Morris, Manning & Martin LLP has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we will be owned, invest in assets, and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions, and satisfaction of the various tests imposed by the Code, the requirements to be taxed as a REIT under the Code and Treasury Regulations. Morris, Manning & Martin LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, any legal opinion from Morris, Manning & Martin LLP represents that firm’s legal judgment based on the law in effect as of the date of the filing of such opinion with a registration statement for our offering or any future public offering in which we elect to engage. Morris, Manning & Martin LLP’s opinion is not binding on the IRS or the courts, and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial, or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

You may have current tax liability on distributions you elect to reinvest in our K Shares, K-I Shares and K-T Shares but would not receive cash from such distributions, and therefore you would need to use funds from another source to pay such tax liability.

If you participate in our DRIP, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in K Shares, K-I Shares and K-T Shares, as applicable, to the extent the amount reinvested is properly treated as being paid out of “earnings and profits.” As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the distributions reinvested in our common stock.

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

The maximum U.S. federal income tax rate for “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (however, distributions, other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary, which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income under the current tax laws that will expire if not extended at the end of 2025). Although the reduced rate for “qualified dividends” does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends.

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

Foreign purchasers of our K Shares, K-I Shares and K-T Shares may be subject to FIRPTA tax upon the sale of their shares or upon the payment of a capital gain dividend, which would reduce any gains they would otherwise have on their investment in our shares.

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

Compliance with the SEC’s Regulation Best Interest by participating broker dealers may negatively impact our ability to raise capital in this offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating broker dealers cannot be determined at this time, and it may negatively impact whether participating broker dealers and their associated persons recommend this offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to further expand and diversify our portfolio of investments, as well as our ability to achieve our investment objectives.

Item 1B.Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.Properties

Our principal executive offices are located at 1140 Reservoir Avenue, Cranston, Rhode Island, 02920. We do not have an address separate from our Sponsor and PHA.

As of December 31, 2020, we owned interests in four select-service hotel properties located in four states with a total of 483 rooms. For more information on our hotel properties, see Item 1, “Business — Real Estate Portfolio” of this Annual Report.

Indebtedness

For a discussion of our indebtedness, see Note 5 — “Mortgage Notes Payable”, Note 7 — “Other Debt” and Note 9 — “Related Party Transactions”, to the consolidated financial statements that are a part of this Annual Report.

Item 3.Legal Proceedings

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

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 23 2021, we had approximately 5,261,942 shares of common stock outstanding held by a total of approximately 992 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

Pursuant to our Public Offering, we are publicly offering K Shares, K-I Shares and K-T Shares, at an offering price of $8.56 per K Share, $7.95 per K-I Share and $8.56 per K-T Share in the primary offering, and $8.13 per K Share, $8.13 per K-I Share and $8.13 per K-T Share pursuant to our DRIP.

To assist FINRA members and their associated persons that participated in our Public Offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, PHA will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share as of March 31, 2020 (the “NAV Pricing Date”).

The estimated NAV per share of each of our K Shares, K-I Shares and K-T Shares is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of the NAV Pricing Date.

The estimated NAV per share was determined after consultation with PHA and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the audit committee. The audit committee, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to SEC guidance. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the estimated value per share, we can give no assurance that:

●	a stockholder would be able to resell his or her shares at the estimated NAV per share;
●	stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;
●	our shares of common stock would trade at the estimated NAV per share on a national securities exchange;
●	an independent third-party appraiser or other third-party valuation firm would agree with the estimated NAV per share; or
●	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the estimated NAV per share at least annually.

The latest estimated NAV per share was published subsequent to the onset of the COVID-19 pandemic, which had a significant impact on our occupancy and RevPar, which resulted in a decline in the NAV as of March 31, 2020. During the second quarter of 2021, we expect to release an updated estimated NAV per share calculated as of March 31, 2021, which will reflect any positive trends being realized within the hospitality industry.

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

For information on distributions paid during the year ended December 31, 2020, refer to Note 10 – “Stockholders’ Equity” to our consolidated financial statements included in this Annual Report.

			Distribution Paid	Total Amount of
Quarter Ended	Date Paid	Cash Distribution	Pursuant to DRIP	Distribution
December 31, 2019	January 31, 2020	$393,701	$56,696	$450,397
March 31, 2020	May 1, 2020	544,566	—	544,566
June 30, 2020	November 12, 2020	593,989	96,211	690,200
September 30, 2020	November 16, 2020	180,916	30,669	211,585
Total		$1,713,172	$183,576	$1,896,748
December 31, 2018	January 31, 2019	$193,802	$1,176	$194,978
March 31, 2019	May 1, 2019	224,012	6,074	230,086
June 30, 2019	August 2, 2019	277,869	17,374	295,243
September 30, 2019	November 1, 2019	347,007	36,703	383,710
Total		$1,042,690	$61,327	$1,104,017

For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”

We paid quarterly distributions with respect to the quarter ended March 31, 2020, the quarter ended June 30, 2020, and the partial distribution for the quarter ended September 30, 2020, with operating cash flows from our hotel properties, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Use of Proceeds

From the commencement of the Public Offering through December 31, 2020, we sold 2,388,985 K Shares at a weighted average price of $9.78 per share for gross proceeds of $23,363,950, 661,475 K-I Shares at a weighted average price of $9.23 per share for gross proceeds of $6,105,506, 47,540 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $475,400, for total gross proceeds of $29,944,856 in the Public Offering. During the same period, pursuant to the DRIP, we issued 15,237 K Shares to investors at a weighted average price of $8.66 per K Share for aggregate proceeds of $131,936, 11,574 K-I Shares at a weighted average price of $8.85 per K-I Share for aggregate proceeds of $102,455 and 1,219 K-T Shares at a weighted average price of $8.62 per K-T Share for aggregate proceeds of $10,512.

From commencement of the Public Offering through December 31, 2020, we had incurred $2,488,781 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid for with proceeds from the issuance of A Shares to THR.

From inception through December 31, 2020, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through December 31, 2020, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$2,488,781	Actual
Other organization and offering costs	2,368,183	Actual
Total	$4,856,964

The amounts above were charged against additional paid in capital on the balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of December 31, 2020, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $40,963,338.

Subsequent to December 31, 2020 and through March 23, 2021, we sold approximately 77,144 K Shares at a weighted average price of $8.53 per share for gross proceeds of $658,167 and approximately 156,830 K-I Shares at a weighted average price of $7.95 per share for gross proceeds of $1,246,800, for total gross proceeds of $1,904,967 in the Public Offering. Additionally, on January 19, 2021, we received $440,000 from the sales of A Shares to THR in a private placement.

We expect to continue to use the net proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of December 31, 2020, we had an ownership interest in four hotel properties with an aggregate initial purchase price of $63,322,489, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings.

Share Repurchase Program

We have a share repurchase program that may provide an opportunity for stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. On March 20, 2020, our board of directors decided to temporarily suspend repurchases under our share repurchase program effective with repurchase requests that would have been processed in April 2020 due to the negative impact of the COVID-19 pandemic on our portfolio at the time; provided, however, we continued to process repurchases due to death in accordance with the terms of its share repurchase program. On June 10, 2020, the board of directors determined to fully reopen the share repurchase program to all repurchase requests commencing in July 2020. Shares will be repurchased subject to and upon the terms and conditions of our share repurchase program and repurchase prices will be based upon the Estimated Per Share NAVs in accordance with the terms of the share repurchase program. Any unprocessed requests will automatically roll over to be considered for repurchase unless a stockholder withdraws the request for repurchase five business days prior to the next repurchase date. Refer to Note 10 – “Stockholders’ Equity” to our consolidated financial statements included in this Annual Report for a discussion of the details of our share repurchase program.

During the three months ended December 31, 2020, we fulfilled repurchase requests and repurchased K-T Shares pursuant to our share repurchase program as follows:

			Total Numbers of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	Available that may yet
	Shares Requested to	Average Price	Announced Plans and	be Repurchased under
Period	be Repurchased(1)	Paid per Share	Programs	the Program
October 2020	—	$—	—	(2)
November 2020	—	$7.92	1,000	(2)
December 2020	1,000	$—	—	(2)
	1,000		1,000

(1)	We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in November 2020 related to repurchase requests received during the prior quarter. As December 31, 2020, there was one outstanding and unfulfilled repurchase request for 1,000 K Shares.
(2)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap).

During the year ended December 31, 2020, we repurchased approximately $255,875 of K Shares, $50,084 of K-I Shares and $7,920 of K-T Shares, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2020 repurchase date.

Item 6.Selected Financial Data

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2020, we owned an interest in four select-service hotel properties. We elected to be taxed as, and currently operate as, a REIT under the Code, commencing with our taxable year ended December 31, 2018.

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

On September 30, 2016, we commenced a Private Offering of K Shares, $0.01 par value per share, and Units, which are comprised of four K Shares and one A Share, each $0.01 par value per share, for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act. PHA and its affiliates agreed to purchase A Shares (separate from the purchase of Units), at $10.00 per share. We terminated our Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units, in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of shares of A Shares to THR to fund organization and offering expenses associated with the K Shares and Units.

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

On April 7, 2020, in response to the COVID-19 pandemic, the Company’s board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share and unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which will be effective with the next authorized payment of distributions.

The offering and total dollar amount available for purchase per class in the primary portion of the Public Offering are as follows: $8.56 per K Share (up to $125,000,000 in shares), $7.95 per K-I Share (up to $125,000,000 in shares), and $8.56 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amount available for purchase in the Company’s DRIP are as follows: $8.13 per K Share (up to $12,500,000 in shares), $8.13 per K-I Share (up to $12,500,000 in shares), and $8.13 per K-T Share (up to $25,000,000 in shares).

Since the commencement of the Public Offering and through December 31, 2020, we have received approximately $30,189,759 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including shares issued pursuant to the DRIP. Additionally, we have received $2,190,000 from the sale of A Shares to THR. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of March 23, 2021, we had sold 3,737,984 K Shares, 829,890 K-I Shares, 48,769 K-T Shares and 581,410 A Shares in all our offerings for gross proceeds of $36,552,712, $7,454,861, $486,012 and $5,814,095, respectively, and $50,307,680 in the aggregate. These gross proceeds are inclusive of 15,237 K Shares, 11,574 K-I Shares and 1,219 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of $131,936, $102,455 and $10,512, respectively, or $244,904 in the aggregate.

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

S2K Financial LLC is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

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

During each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income, or Excess Amounts. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the twelve months ended March 31, 2019. We incurred operating expenses of approximately $1,567,373 and incurred an Excess Amount of approximately $1,143,625 during the twelve months ended June 30, 2019. We incurred operating expenses of approximately $1,529,939 and incurred an Excess Amount of approximately $760,883 during the twelve months ended September 30, 2019. We incurred operating expenses of approximately $1,445,599 and incurred an Excess Amount of approximately $94,280 during the twelve months ended December 31, 2019. We incurred operating expenses of approximately $1,551,924 and incurred an Excess Amount of approximately $1,076,317 during the twelve months ended March 31, 2020. We incurred operating expenses of approximately $1,581,502 and incurred an Excess Amount of approximately $1,607,059 during the twelve months ended June 30, 2020. We incurred operating expenses of approximately $1,525,833 and incurred an Excess Amount of approximately $1,616,428 during the twelve months ended September 30, 2020. We incurred operating expenses of approximately $1,488,180 and incurred an Excess Amount of approximately $1,744,213 during the twelve months ended December 31, 2020. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 was justified as unusual and non-recurring as we continue to raise and deploy capital and a result of the COVID-19 pandemic.

Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own hotel properties will lease the hotel properties to one or more TRSs. A TRS is a corporate subsidiary of a REIT that jointly elects, with the REIT, to be treated as a TRS of the REIT, and that pays federal income tax at regular corporate rates on its taxable income. The TRSs will enter into any franchise agreements to brand our hotels and will generally enter into property management agreements with one or more affiliated property management companies. These may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, or TPG Hotels & Resorts, Inc.’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates or designees of TPG. We expect our property manager will operate and manage all or substantially all of our hotel properties.

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

We elected to be taxed as, and currently qualify as, a REIT under the Code commencing with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

Recent Developments

COVID-19 Impact

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic is significant. We experienced an initial decline in hotel revenue that began in our first fiscal quarter. However, with the continuing spread of the COVID-19 pandemic and the unprecedented governmental measures implemented in response, the impact of the COVID-19 pandemic accelerated rapidly, and we experienced a much greater effect on occupancy and hotel revenue per room (“RevPAR”) throughout our hotel portfolio. We experienced reservation cancellations as well as a reduction in new reservations relative to prior expectations. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of group bookings. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, one of our hotel properties was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. All four of our hotel properties were open and operational as of the date of this filing.

While efforts to reduce operating costs have been made, we cannot be certain as to what level of savings can be maintained overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company anticipates an improvement in traveler sentiment. However, we expect that the COVID-19 pandemic will have a significant negative impact on our results of operations, financial position and cash flow for at least the first-half of 2021. As a result, we have reduced our planned capital expenditures outside the normal course of our business and are working closely with our hotel managers to reduce our hotels' operating expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially forgivable. In May 2020, we received $1,018,917 in PPP loans relating to our four hotel properties. We have applied for full forgiveness of these loans. The applications are currently in review with the SBA. We have applied for the second round of funding and have received $889,671 of the approximately $1,426,711 applied for as of March 26, 2021.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, made a number of changes to the employee retention tax credits previously made available under the CARES Act, including modifying and extending the Employee Retention Credit. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (“ARPA”), which is the latest stimulus package aimed at mitigating the financial impact of the ongoing COVID-19 pandemic. The ARPA includes an extension of the CARES Act Employee Retention Tax Credit, as well as additional modifications of the credit for the last two calendar quarters of 2021. We plan to take advantage of this program to the extent we are eligible.

Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the COVID-19 pandemic. Due to a slowdown in the U.S. economy as a result of the COVID-19 pandemic, there may be increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow for an unknown period of time. Further, the market and economic challenges associated with the COVID-19 pandemic could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

Market Outlook

Overall, the COVID-19 pandemic has had a devastating impact on the hospitality industry. Prior to the outbreak across the United States, the hotel industry was enjoying solid year-over-year performance in most key metrics. However, mandatory shelter in place orders, government-enforced travel restrictions, private sector travel moratoriums and overall consumer fear brought the hospitality industry to an unprecedented and abrupt standstill by the end of March 2020. Throughout the second and third quarters of 2020, as local and national governments and medical authorities planned and deployed their emergency response plans, like nearly all US industries, the hospitality industry was essentially shut down and prohibited from conducting normal business operations. These developments led to steep and significant declines in occupancy and ADR resulting in material and significant declines in room revenue and food and beverage revenue for us commencing in March 2020.

After nearly one full year of unprecedented disruption, the hospitality industry is beginning to demonstrate signs of recovery. With multiple vaccines currently in nationwide production and deployment, the passing of stimulus-friendly legislation and the loosening of the aforementioned restrictions, travel began to rebound slightly during the first quarter of 2021. We anticipate that as more Americans receive vaccinations, consumer confidence will return and domestic travel will increase due to a significant amount of pent-up demand.

Based on our business intelligence and close monitoring of industry reporting of key performance metrics, we expect increases in leisure travel throughout 2021 with the possibility of business travel beginning to improve during the third and fourth quarters; however, it is widely reported that the industry may not reach pre-pandemic performance levels until 2024. Given the size and geographic diversification of our portfolio of hotel properties, we believe that we are well positioned to benefit from a potential near-term surge in leisure travel and for when business travel returns later in the year.

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

Income Taxes

We elected to be taxed as, and currently qualify as, a REIT under the Code and have operated as such commencing with our taxable year ended December 31, 2018. To qualify as a REIT for tax purposes, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). We must also meet certain asset and income tests, as well as other requirements. As a REIT, we will not be subject to U.S. federal income tax to the extent we make distributions to our stockholders equal to or in excess of our taxable income. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following 2018, we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at December 31, 2020.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have not been assessed interest or penalties by any major tax jurisdictions. We have tax years 2017 through 2020 remaining subject to examination by various federal and state tax jurisdictions.

Real Estate Purchase Price Allocation

Upon the acquisition of hotel properties, we evaluate whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions, we allocate the purchase price of properties to acquired tangible assets and any assumed debt based on their fair value. For asset acquisitions, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, we expense transaction costs associated as incurred and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability.

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

Distributions

Our board of directors may authorize payment of distributions in excess of those required for us to maintain REIT status as it deems appropriate. Through the first quarter of 2020, we paid regular quarterly distributions to our stockholders. As a result of the impact of the COVID-19 pandemic on our business, our board of directors may reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions in the future. The timing and amount of distributions will be determined by our board of directors, in its sole discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our K Shares, K-I Shares or K-T Shares. However, distributions will continue to accumulate pursuant to our charter.

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

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. For information on the distributions paid during the years ended December 31, 2020 and 2019, refer to Note 10 – “Stockholders’ Equity” to our consolidated financial statements included herein.

In the years ended December 31, 2020 and 2019, we paid the following distributions, including those paid pursuant to the DRIP:

	For the Year Ended December 31,
	2020		2019
Distributions paid in cash	$1,713,172		$1,042,690
Distributions reinvested	183,576		61,327
Total distributions	$1,896,748		$1,104,017
Source of distributions:
Cash flows provided by operations	$1,713,172	90%	$1,042,690	94%
Offering proceeds from issuance of common stock pursuant to the DRIP	183,576	10%	61,327	6%
Total sources	$1,896,748	100%	$1,104,017	100%

The tax composition of our distributions declared for the years ended December 31, 2020 and 2019, was as follows:

	Year Ended December 31,
	2020	2019
Ordinary Income	—%	41%
Return of Capital	100%	59%
Total	100%	100%

Although the tax composition of such distributions may be a return of capital, distributions for the years ended December 31, 2020 and 2019 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

Results of Operations

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2020 and 2019. The ability to compare one period to another is significantly affected by acquisitions completed during those periods and the effect of COVID-19. We commenced real estate operations on March 29, 2018, in connection with our first investment, a 51% ownership interest in two select-service hotel properties, the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg,

through our joint venture with Procaccianti Convertible Fund, LLC (“PCF”), an affiliate of our Sponsor. We completed our second investment, a 100% fee simple interest in the Hotel Indigo Traverse City, a select-service hotel property, on August 15, 2018. We completed our third investment in the Hilton Garden Inn Providence, a select-service hotel property, on February 27, 2020.Therefore, our results of operations for the year ended December 31, 2020 are not directly comparable to those for the year ended December 31, 2019.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I Item 1A “Risk Factors” herein, including but not limited to the COVID-19 pandemic, as discussed below, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

COVID-19 Pandemic

We continue to take the ongoing COVID-19 pandemic extremely seriously and are proactively taking steps to attempt to address the corresponding operational threats to our hotel properties in an effort to minimize the impact of the COVID-19 pandemic on our financial results and position us to rebound as quickly as possible once the situation has stabilized.

The negative impact on room demand at our hotel properties stemming from the COVID-19 pandemic is significant and we continue to see a profound effect on occupancy and RevPAR at our hotel properties.

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

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results and the economic contraction, to be dictated by, among other things, its duration, the success of efforts to contain it, efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19 and the effect of actions taken in response (such as travel advisories and restrictions and social distancing), including the extent and duration of such actions.

The extent and duration of the effects of COVID-19 are not yet clear. These uncertainties make it difficult to predict operating results for our hotels for 2021. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earning at our hotels. For more information, see “Item 1A. Risk Factors” included in this Annual Report.

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $11,467,514 for the year ended December 31, 2020 from $15,142,022 for the year ended December 31, 2019. The $3,674,508 net decrease was principally due to the negative impact of the COVID-19 pandemic on the hospitality industry, which caused a decrease in our rooms revenues of $5,248,390, which was significantly offset by the incremental rooms revenue of $1,573,882 generated by the Hilton Garden Inn Providence that we acquired on February 27, 2020. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. Our hotel properties also experienced lower daily rates in an attempt to entice customers to stay at the hotel properties. Although these decreases were significantly noticeable at the initial onset of the pandemic, specifically during the months of March, April and May 2020, we saw increases in both occupancy and rate at all of our hotel properties in the months of June, July, August and September 2020.

The following presents the hotel operating results for the years ended December 31, 2020 and 2019 for the entire portfolio:

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2020	2020	2020	2020	December 31, 2020
Average Occupancy Percentage	59.40%	30.33%	62.96%	42.71%	48.85%
ADR	$126.30	$109.29	$164.41	$119.74	$129.94
RevPAR	$75.25	$40.22	$113.57	$54.35	$70.85

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2019	2019	2019	2019	December 31, 2019
Average Occupancy Percentage	75.23%	82.84%	82.48%	71.38%	77.98%
ADR	$131.72	$154.67	$183.58	$130.19	$150.04
RevPAR	$101.10	$129.35	$158.41	$95.04	$120.98

The Hilton Garden Inn Providence was purchased on February 27, 2020, and is not reflected in the 2019 operating results presented above.

A comparison of hotel rooms revenues for the hotels owned continuously for the twelve months ended December 31, 2020 and 2019 are as follows:

	Twelve Months Ended December 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$2,637,048	$4,559,419	$(1,922,371)	(42.16)%
Staybridge Suites St. Petersburg	2,591,434	4,513,072	(1,921,638)	(42.58)%
Hotel Indigo Traverse City	4,665,151	6,069,531	(1,404,380)	(23.14)%
	$9,893,633	$15,142,022	$(5,248,389)

The decrease in rooms revenues of $1,922,371, or 42.16%, at the Springhill Suites Wilmington is primarily driven by decreases in both occupancy and the ADR compared to the prior year. Occupancy at the Springhill Suites Wilmington decreased from 79.84% for the year ended December 31, 2019 to 51.23% for the year ended December 31, 2020. The ADR at the Springhill Suites Wilmington decreased from $130.37 for the year ended December 31, 2019 to $117.26 for the year ended December 31, 2020, a decrease of 13.11%.

The decrease in rooms revenues of $1,921,638, or 42.58%, at the Staybridge Suites St. Petersburg is primarily driven by decreases in both occupancy and the ADR compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg decreased from 74.54% for the year ended December 31, 2019 to 47.85% for the year ended December 31, 2020. The ADR at the Staybridge Suites St. Petersburg decreased from $139.40 for the year ended December 31, 2019 to $124.51 for the year ended December 31, 2020, a decrease of 14.89%.

The decrease in rooms revenues of $1,404,380 or 23.14%, at the Hotel Indigo Traverse City is primarily driven by a decrease in both occupancy and offset by a slight increase in the ADR compared to the prior year.

Occupancy at the Hotel Indigo Traverse City decreased from 79.56% for the year ended December 31, 2019 to 59.78% for the year ended December 31, 2020. The ADR at the Hotel Indigo Traverse City increased from $195.33 for the year ended December 31, 2019 to $199.31 for the year ended December 31, 2020, an increase of 3.98%.

Food and beverage revenues

Food and beverage revenues decreased to $1,195,057 for the year ended December 31, 2020 from $2,053,282 for the year ended December 31, 2019. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $858,225 decrease from the prior year period is primarily due to the negative impact of the COVID-19 pandemic on the hospitality industry, as the Hilton Garden Inn Providence, which was acquired on February 27, 2020, only generated $27,604 of food and beverage revenues. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy compared to the prior year. Additionally, as discussed above, the Springhill Suites Wilmington was closed for the entire month of April 2020. In response to mandates imposed by local government, our hotel properties were forced to cancel all catering events and close down all bar and alcohol services. Although these decreases were significantly noticeable at the initial onset of the pandemic, specifically during the first half of the year, we saw improvements in both occupancy and food and beverage revenues at all of our hotel properties throughout the latter half of the year.

Other operating revenues

Other operating revenues decreased to $428,909 for the year ended December 31, 2020 from $438,730 for the year ended December 31, 2019. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $9,821 net decrease from the prior year period is primarily driven by the negative impact of the COVID-19 pandemic on the hospitality industry. The $35,688 decrease was somewhat offset by the incremental other operating revenues generated by the Hilton Garden Inn Providence of $25,867. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy compared to the prior year. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020.

Rooms expenses

Rooms expenses were $2,387,384 and $3,030,502 for the years ended December 31, 2020 and 2019, respectively. The $643,118 net decrease in rooms expenses was mainly a result of the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies that reduced our expenses by $705,613. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020. This decrease is partially offset by the incremental rooms expense of $408,798 incurred by the Hilton Garden Inn Providence that we acquired on February 27, 2020. Rooms expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant declines.

Food and beverage expenses

Food and beverage expenses were $754,897 and $1,419,678 for the years ended December 31, 2020 and 2019, respectively. The $664,781 decrease in food and beverage expenses is primarily due to the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant declines.

Other property expenses

Other property expenses were $5,802,767 and $5,508,700 for the years ended December 31, 2020 and 2019, respectively. The $294,067 increase in other property expenses is primarily driven by the acquisition of the Hilton Garden Inn Providence, which incurred $1,129,389 of other property expenses offset by the impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures which reduced our expenses by $835,322. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020. Other property expenses are primarily driven by the corresponding revenue account and occupancy. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $393,134 and $530,307 for the years ended December 31, 2020 and 2019, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $137,173 decrease in property management fees is primarily due to the negative impact of the COVID-19 pandemic on revenues, which reduced property management fees by $186,095 compared to the prior year, offset by the ownership of the Hilton Garden Inn Providence for ten months and three days during the year ended December 31, 2020, which generated $48,922 in property management fees.

Corporate, general and administrative expenses

Corporate, general and administrative expenses were $1,488,376 and $1,445,599 for the years ended December 31, 2020 and 2019, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $42,777 increase is primarily due to professional fees associated with the acquisition of the Hilton Garden Inn Providence, which is partially offset by the implementation of cost saving strategies such as negotiations of fee reductions with various vendors.

Other fees to affiliates

Other fees to affiliates were $979,460 and $352,288 for the years ended December 31, 2020 and 2019, respectively. Other fees to affiliates include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. Acquisition fees incurred for the year ended December 31, 2020 were $441,370 and related to the purchase of the Hilton Garden Inn Providence. There were no acquisition fees incurred for the year ended December 31, 2019.

Other fees to affiliates also include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. The $185,801 increase in asset management fees is primarily driven by the fact that we did not own the Hilton Garden Inn Providence during the year ended December 31, 2019. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available.

Acquisition costs

Acquisition costs were $94,133 for the year ended December 31, 2020. Acquisitions costs include closing costs associated with the purchase of hotel properties and due diligence costs relating to potential acquisitions. Acquisition costs of $72,149 relating to the purchase the Hilton Garden Inn Providence were expensed as incurred in accordance with Topic 810 for the year ended December 31, 2020. We incurred an additional $21,984 of acquisition costs relating to dead deal costs. There were no acquisition costs for the year ended December 31, 2019.

Depreciation and amortization

Depreciation and amortization expenses were $3,011,904 and $2,247,028 the years ended December 31, 2020 and 2019, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $745,492 increase in depreciation and amortization expense is primarily the result of owning the Hilton Garden Inn Providence for ten months and three days during the year ended December 31, 2020.

Loss on acquisition

The $133,521 loss on acquisition for the year ended December 31, 2020, represents the loss incurred as a result of purchase of the Hilton Garden Inn Providence. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. The loss is primarily a result of significant decreases in interest rates and its impact on the fair value of debt due to the COVID-19 pandemic. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly. There were no gains or losses on acquisitions for the year ended December 31, 2019.

Interest expense, net

Interest expense, net, was $2,642,094 and $2,187,061 for the year ended December 31, 2020 and 2019, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. The $455,033 increase in interest expense is primarily the result of owning the Hilton Garden Inn Providence for ten months and three days during the year ended December 31, 2020. The incremental interest expense relating to the Hilton Garden Inn Providence was $615,837. The increase is partially offset by $116,896 of interest expense on a $6,600,000 promissory note with our Sponsor related to the acquisition of the Hotel Indigo Traverse City that was incurred during the year ended December 31, 2019. The note was repaid in full by July 11, 2019. Additionally, during the year ended December 31, 2020, we incurred $119,272 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $110,263 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $31,239 and $25,328 for year ended December 31, 2020 and 2019, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Unrealized gain or loss on interest rate swap

Unrealized gain on our interest rate swap was $30,663 for the year ended December 31, 2020 and the unrealized loss was $173,204 for the year ended December 31, 2019. Unrealized gains and losses relate to changes in interest rates.

Income tax benefit or expense

We had an income tax expense of $609 for the year ended December 31, 2020 and an income tax expense of $42,727 for the year ended December 31, 2019. The income tax expenses are related to taxable income at the TRSs.

Net income or loss

For the year ended December 31, 2020, we had net loss of $4,566,136 compared to a net income of $696,940 for the year ended December 31, 2019. The decrease in net income of $5,263,076 over the comparable prior year period was the result of the changes in revenues and expenses discussed above.

Net income or loss attributable to noncontrolling interest

Net loss relating to noncontrolling interests was $709,531 for the year ended December 31, 2020 compared to net income of $593,988 for the year ended December 31, 2019. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic is significant. We experienced an initial decline in hotel revenue that began in March 2020. However, with the increased spread of the COVID-19 pandemic across the globe, the impact accelerated rapidly, and we saw a much greater effect on occupancy and hotel RevPAR throughout our hotel portfolio. We expect the occupancy and RevPAR reduction associated with the COVID-19 pandemic to continue as we are experiencing reservation cancellations as well as a reduction in new reservations relative to prior expectations. The hotel industry and our portfolio experienced the postponement or cancellation of a significant number of group bookings. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. Additionally, many of our hotel properties were ordered to shut down food and beverage services in response to government mandates.

In anticipation of a significant strain on the hotels’ cash flows, we have implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments for a period of three to nine months, and utilize provisions from the CARES Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we have received $1,018,917 in first round PPP loans related to our four hotel properties. As of March 26, 2021, we have applied for approximately $1,426,711 of second round PPP loans, of which we have received $889,671 of the funds. For more information, refer to Note 7 – “Other Debt” to our consolidated financial statements. We have also made modifications to our existing debt, and, during the second, third, and fourth quarters of 2020, we entered into loan modification agreements with certain of our lenders to relieve some pressure on these properties during this time. For more information, refer to Note 5 – “Mortgage Notes Payable” to our consolidated financial statements.

While efforts to reduce operating costs have been made, we cannot be certain as to what level of savings can be maintained overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We expect that the COVID-19 pandemic will have a significant negative impact on our results of operations, financial position and cash flow into 2021. As a result, we have reduced our planned capital expenditures outside the normal course of busines and are working closely with our hotel managers to reduce our hotels' operating expenses.

Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the COVID-19 pandemic. For an unknown period related to a slowdown in the U.S. economy, there may be increased labor costs, increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow. Further, the market and economic challenges associated with COVID-19 could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

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

In addition, the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We paid quarterly distributions with respect to the quarters ended March 31, 2020, and June 30, 2020, and the partial distribution for the quarter ended September 30, 2020, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the year ended December 31, 2020. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the years ended December 31, 2020 and 2019.

Cash Flows Provided by (Used in) Operating Activities

As of December 31, 2020, we owned an interest in four hotel properties. We owned an interest in three hotel properties for the full years ended December 31, 2020 and 2019, and a fourth hotel property for approximately ten months and three days during the year ended December 31, 2020. During the year ended December 31, 2020, net cash used in operating activities was $477,792, compared to the net cash provided by operating activities of $3,108,133 for the year ended December 31, 2019. Our operating cash flows during the year ended December 31, 2020 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization; the change in fair value of the interest rate swap agreement; and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the year ended December 31, 2019 was the result of our net income, offset partially by adjustments for non-cash expenses, including depreciation and amortization; the change in fair value of the interest rate swap agreement; and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Provided by (Used in) Investing Activities

Cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2020, net cash used in investing activities was $12,449,839 which represented the investment in the Hilton Garden Inn Providence, net, and capital improvements at our hotel properties. During the year ended December 31, 2019, net cash used in investing activities was $823,361 and was the result of capital improvements at our hotel properties.

Cash Flows Provided by (Used in) Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $10,195,781. We received $2,000,000 of mortgage note proceeds relating to the acquisition of the Hilton Garden Inn Providence offset by $94,770 of deferred financing costs incurred. We received proceeds of $10,476,003 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $898,901 for the year ended December 31, 2020. We received $1,018,917 of cash relating to the PPP loans. We made principal payments on the Springhill Suites Wilmington Note and the Staybridge Suites St.

Petersburg Note totaling $202,467. We paid cash distributions of $1,713,172 to stockholders with gross proceeds from operations at our hotel properties. Cash flow from financing activities for the year ended December 31, 2020, also includes $196,000 of distributions and $120,050 of contributions from noncontrolling interests. Additionally, we repurchased $313,879 of outstanding common stock.

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

The note secured by the Hotel Indigo Traverse City (“TCI Note”) provided for interest only monthly payments until maturity. However, on April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments will not accrue interest but shall be deemed principal to be due and payable in full on or before June 30, 2021. Regularly scheduled interest payments recommenced on July 1, 2020. Prepayment of the Deferred Payments is allowed without penalty and the Operating Partnership’s obligation to pay the Deferred Payments may be accelerated by Citizens Bank as allowed under the Loan Documents.

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

The note secured by the Hilton Garden Inn Providence (“HGI Note”) required monthly interest payments at a fixed rate of 4.25%. The HGI Note provided for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. However, on April 23, 2020, we and the Operating Partnership, through its subsidiary, entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the existing lender, to amend the terms of the mortgage loan and loan documents on the HGI Notes. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 are deferred until the date that is twelve months after the date each payment was originally due.

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

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents for the period ended June 30, 2020. In August 2020, we received a written waiver of all debt service coverage testing for the test due for the periods ended June 30, 2020 and September 30, 2020, from the lender. The lender approved an additional modification of the debt service coverage test for the period ending December 31, 2020 and March 31, 2021. Therefore, as of December 31, 2020, the Staybridge Suites St. Petersburg was in compliance with its covenant requirements and all required payments have been made as agreed.

As of December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents. In March 2021, we received a written waiver of all debt service coverage testing for the test due for the periods ended December 31, 2020 through June 30, 2021, from the lender. Therefore, as of December 31, 2020, the Springhill Suites Wilmington was in compliance with its covenant requirements and all required payments have been made as agreed.

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

Our contractual obligations as of December 31, 2020 are as follows:

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Outstanding debt obligations	$15,489,358	$1,053,768	$39,876,308	$—	$56,419,434
Interest payments on outstanding debt obligations	2,215,260	3,906,176	1,893,673	—	8,015,109
Total	$17,704,618	$4,959,944	$41,769,981	$—	$64,434,543

Contractual obligations presented above exclude the impact of our outstanding PPP loans, which we expect to be fully forgiven.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments and the corresponding expenses associated with that process are operational features of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“Nareit”) an industry trade group, has promulgated a measure known as FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income (loss) as determined under GAAP.

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

Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (“Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss); and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our consolidated statements of operations. Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to PHA or its affiliates and third parties. Such fees and expenses will not be reimbursed by PHA or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, PHA or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of operations, and acquisition expenses associated with transactions determined to be an asset purchase are capitalized.

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

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as the ADR and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. MFFO is not a useful measure in evaluating NAV since impairment write-downs are taken into account in determining NAV but not in determining MFFO.

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Reconciliation of net income (loss) to MFFO:
Net income (loss)	$(4,536,136)	$696,940
Depreciation and amortization	3,011,904	2,247,028
Loss on acquisition	133,521	—
FFO	(1,390,711)	2,943,968
Less noncontrolling interest:
Net loss (income) attributable to noncontrolling interest	709,531	(593,988)
Depreciation and amortization attributable to noncontrolling interest	(686,839)	(677,319)
FFO attributable to common stockholders	(1,368,019)	1,672,661
Acquisition fees and expenses	535,503	—
Amortization of deferred financing costs and debt discounts and premiums as interest	9,009	103,477
Unrealized (gain) loss on interest rate swap	(30,663)	173,204
MFFO attributable to common stockholders	$(854,170)	$1,949,342

Related-Party Transactions and Agreements

We have entered into agreements with PHA and its affiliates whereby we pay certain fees to, or reimburse certain expenses of, PHA or its affiliates for acquisition fees and expenses, asset management fees, disposition fees, property management fees, organization and offering costs and reimbursement of certain operating costs. Refer to Note 9 — “Related Party Transactions” to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

For a discussion of subsequent events, see Note 13 — “Subsequent Events” to the consolidated financial statements that are a part of this Annual Report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this Annual Report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2020.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2020 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective at a reasonable assurance level.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31 2020. In making that assessment, our management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Offers and Corporate Governance

Directors

As of the date of this report, our directors, and their ages and positions and offices, are as follows:

Name	Age	Positions
James A. Procaccianti	62	President, Chief Executive Officer, & Chairman of the Board of Directors
Gregory Vickowski	59	Chief Financial Officer, Treasurer, Director
Lawrence Aubin	74	Independent Director
Thomas R. Engel	76	Independent Director
Ronald S. Ohsberg	56	Independent Director

James A. Procaccianti has served as our President, Chief Executive Officer and Chairman of the Board since August 2016, and is responsible for overall strategic planning, organizational development, new business development, investor relations, franchise relations, and acquisitions. Mr. Procaccianti has served as the president and Chief Executive Officer of our Sponsor, and its predecessors since February 1980. In addition, he has served as a manager of PHA, our advisor, since August 2016 and has served on the advisor’s investment committee since August 2016.

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

Mr. Procaccianti attended Bryant University in Smithfield, Rhode Island.

Gregory Vickowski has served as our Chief Financial Officer and Treasurer since August 2016. He also has served as Chief Financial Officer of our Sponsor, its subsidiaries, and predecessors and TPG since December 2005. In addition, he has served as a manager of our advisor and on its investment committee since August 2016. He is responsible for raising and negotiating equity and debt financing, negotiation of purchase and sale agreements in support of asset acquisitions and dispositions, and participating in hotel management/franchise company selection, contract negotiation, and implementing our investment strategy and asset management for our investment portfolio while also overseeing all areas of accounting and management information systems. He also oversees the management of the Sponsors’ other investment funds, which have assets with a gross value of nearly $1 billion.

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

Lawrence Aubin has served as an independent director since August 2016. Mr. Aubin has served as the President and Chief Executive Officer of Aubin Corporation, a commercial and industrial development firm headquartered in Seekonk, Massachusetts since November 1983. An active corporate and community leader, Mr. Aubin has focused his service on support of organizations that are intrinsic to the regional economy and essential to growth in human capital and quality of life in southeastern New England.

Since October 2014, Mr. Aubin has served as the Chairman of Lifespan Corporation, a Rhode Island-based health network encompassing Rhode Island Hospital and Hasbro Children’s Hospital and three other hospitals (The Miriam Hospital, Newport Hospital, and Bradley Hospital), as well as Gateway Healthcare, the region’s largest behavioral health provider. He previously served as Vice Chairman of the Lifespan Board of Director’s Co-chairman of the combined Board of Trustees of Rhode Island Hospital and The Miriam Hospital, and Chairman of the Board of Trustees of Rhode Island Hospital.

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

Thomas R. Engel has served as an independent director since August 2016. Mr. Engel has served as the President of T.R. ENGEL Group, LLC, since May 1998, a Boston-based, entrepreneurial hotel advisory and asset management firm. Mr. Engel is actively engaged as a hotel advisor and asset manager across three continents, working on the toughest and most sophisticated of client lodging assignments. Prior to forming T.R. Engel, Thomas Engel spent eight (8) years as Executive Vice President, Equitable Real Estate Investment Management Inc., (Equitable/AXA) where he founded, then managed its $1.8 billion global Lodging and Leisure Group. Earlier he created/co-founded three lodging brands — Embassy Suites, Crowne Plaza Hotels & Resorts and Hawthorn Suites by Wyndham hotels. Mr. Engel has also served as a director of Eagle Hospitality Properties Trust (Formerly NYSE: EHP).

Mr. Engel entered the lodging business following an earlier career in brand management at Unilever and Revlon, Inc., New York City. Mr. Engel graduated from the University of St. Thomas and Northwestern University. He is an adjunct professor, Chairman and Advisory Board member in Boston University’s School of Hospitality Administration and a member of the American Hotel & Lodging Associations Investment and Management Committees. Mr. Engel is a veteran of the United States Marine Corps Air Corps.

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

Previously, he served as Executive Vice President — Finance of Linear Settlement Services (“Linear”) since July 2016 in Middletown, Rhode Island. Linear provides nationwide title insurance and closing services pertaining to commercial and residential real estate transactions. Prior to joining Linear, Mr. Ohsberg spent twelve years at Citizens Financial Group (Citizens), a $138 billion Rhode Island-based bank holding company, in various capacities including Executive Vice President, Corporate Controller and Chief Accounting Officer since 2009. In this position he assisted in executing the largest United States commercial bank initial public offering in a series of four equity offerings aggregating $12.3 billion and established Citizens’ Sarbanes-Oxley public-company governance structure and procedures. He was also responsible for all SEC and regulatory reporting and corporate accounting functions as well as a member of various corporate governance committees. Commencing in 2004 through 2009, he was Senior Vice President, Director of Corporate Reporting at Citizens responsible for all aspects of financial reporting to Citizens’ regulators and its parent Company, Royal Bank of Scotland.

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

Mr. Ohsberg received Bachelor of Science degrees in Accounting and Finance and a Master of Business Administration degree from the University of Rhode Island. Mr. Ohsberg is also a Certified Public Accountant.

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

Nominating Board of Directors - Functions

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

Executive Officers

The following individuals currently serve as our executive officers:

James A. Procaccianti, age 62, serves as our President and Chief Executive Officer, is one of our directors, and is a member of our advisor’s investment committee. Mr. Procaccianti is also the President and Chief Executive Officer of our Sponsor and is a manager of our advisor. For more than 30 years, Mr. Procaccianti has been in the business of acquiring, renovating, and managing investment real estate. Mr. Procaccianti has owned, managed, or developed over 20 million square feet of real estate. Within the hospitality industry, Mr. Procaccianti has owned, operated, and managed more than 100 hotels. Through his vision and leadership, Procaccianti Companies has grown to become one of the largest private hotel companies in the country. He has been instrumental in developing franchise relations with top hotel brand families, such as Hyatt, Marriott, Hilton, Starwood, and IHG. He has completed numerous complex acquisitions with national institutional real estate investors, such as GE Pension Trust, Starwood, FelCor, Lend Lease, Host Marriott/Marriott International, Bank of America, and CalPERS, the largest public employee pension fund in the United States.

Gregory Vickowski, age 59, serves as our Chief Financial Officer and Treasurer, is one of our directors, and is a member of our advisor’s investment committee. Mr. Vickowski also serves as Chief Financial Officer for the Sponsor and TPG and is a manager of our advisor. He is responsible for raising and negotiating equity and debt financing; negotiating purchase and sale agreements in support of asset acquisitions and dispositions; participating in hotel management/franchise company selection and contract negotiation; and implementing our investment strategy and asset management function for our investment portfolio, while also overseeing all areas of accounting and management information systems. He further oversees the management of our Sponsor’s other investment funds, which have assets with a gross value of nearly $1 billion. Mr. Vickowski joined Procaccianti Companies in 1988 and has been instrumental in its growth into a nationally recognized hospitality organization. He has more than 25 years of hospitality industry experience encompassing all aspects of hotel investment and ownership. He has sourced direct deals and developed creative partnerships/ownership structures, has been involved in the review of hundreds of real estate investment deals, and has negotiated contracts with virtually every major hospitality brand. He has developed long-standing relationships with key industry brokers and leading lenders and has completed complex transactions with Met Life, Starwood, Host Marriott, Lend Lease, IHG, Hyatt, Hilton, Lowe Enterprises, FelCor Lodging, and CalPERS and has completed equity investments with Och-Ziff, CalPERS, Rockpoint, and others.

Ron Hadar, age 51, has served as our Secretary and General Counsel since August 2016. Mr. Hadar has also served as our Sponsor’s Assistant General Counsel since August 2015 and became the Sponsor’s and TPG’s General Counsel in January 2016. Mr. Hadar has also served as our advisor’s General Counsel since August 2016. He is responsible for all legal matters with respect to hotel development, acquisitions and divestitures, debt and capital placement, contracting matters, corporate governance, and asset management for the Procaccianti Companies, its subsidiaries, and our advisor.

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, once our shares of common stock are registered pursuant to Section 12 of the Exchange Act, directors, executive officers and any persons beneficially owning more than 10% of our outstanding common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. During 2020, our shares of common stock were not registered under the Exchange Act and thus no reports were required to be filed by the persons described above in 2020.

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

Item 11.Executive Compensation

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

Our executive officers are also officers of our advisor, and its affiliates, including TPG and its affiliates and/or designees, our property manager, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our Advisory Agreement and our property management and leasing agreement. We also reimburse our advisor for its provision of administrative services, including related personnel costs, subject to certain limitations.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James A. Procaccianti	$-	$-	$-	$-	$-	$-	$-
Gregory Vickowski	$-	$-	$-	$-	$-	$-	$-
Lawrence Aubin	$30,750	$2,140	$-	$-	$-	$-	$32,890
Thomas R. Engel	$30,750	$2,140	$-	$-	$-	$-	$32,890
Ronald S. Ohsberg	$30,750	$2,140	$-	$-	$-	$-	$32,890

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

During the fiscal year ended December 31, 2020, James A. Procaccianti and Gregory Vickowski also served as officers, directors and/or key personnel of our advisor, our property manager, and/or other affiliated entities. As such, they did not receive any separate compensation from us for services as our directors and/or executive officers. For information regarding transactions with such related parties, see Item 13 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities

We adopted the long-term incentive plan, pursuant to which our Board has the authority to grant restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to persons eligible under the plan. The maximum number of shares of our stock that may be issued pursuant to the long-term incentive plan is not to exceed an amount equal to 5% of the outstanding shares of our K Shares and A Shares on the date of grant of any such award. The following table provides information regarding the long-term incentive plan as of December 31, 2020:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	-	-	6,497,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	6,497,000

(1)	On February 11, 2019, we granted 500 shares of Class K common stock to each of our independent directors. On July 11, 2019 and November 17, 2020, respectively, we granted an additional 250 shares of Class K common stock to each of the three independent directors. The fair value of each share of our Class K common stock that was issued on both February 11, 2019 and July 11, 2019, was estimated at the date of grant at $10.00 per K Share. The fair value of each share of our Class K common stock issued on November 17, 2020, was estimated to be $8.56 per K Share. As of December 31, 2020, we had issued an aggregate of 3,000 shares of Class K common stock to our independent directors in connection with their appointment or re-election to our Board. Restricted share awards vest over a specified period of time or upon attainment of pre-established performance objectives.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 26, 2021 regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on the outstanding shares of common stock, as of March 26, 2021.

Beneficial Owner	Number of Common Stock Beneficially Owned	Percent of All Common Stock Shares
TPG Hotel REIT Investor, LLC(1)	554,410	10.55%
Directors and Executive Officers
James A. Procaccianti	(2)	10.55%
Gregory Vickowski	(3)	10.55%
Lawrence Aubin(4)	1,000	*
Thomas R. Engel(4)	1,000	*
Ronald S. Ohsberg(4)	1,000	*
All executive officers and directors as a group (5 persons)	557,410	10.61%

* represents less than 1.0% of the outstanding common stock

(1)	TPG Hotel REIT Investor, LLC is wholly-owned by TPG Hotel REIT Investor Holdings, LLC. As a result, the shares disclosed as beneficially owned by TPG Hotel REIT Investor, LLC are also included in the aggregate number of shares beneficially owned by each of Mr. Procaccianti and Mr. Vickowski. The address of each of TPG Hotel REIT Investor, LLC and TPG Hotel REIT Investor Holdings, LLC is 1140 Reservoir Avenue, Cranston, Rhode Island 02920.

(2)	Mr. Procaccianti is a managing member of TPG Hotel REIT Investor Holdings, LLC, which is the sole parent of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Procaccianti possesses dispositive power with respect to the 554,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.

(3)	Mr. Vickowski is a managing member of TPG Hotel REIT Investor Holdings, LLC, which is the sole parent of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Vickowski possesses dispositive power with respect to the 554,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.

(4)	Independent Director

Item 13.Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.

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

Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership. We are managed by our advisor, PHA, pursuant to the Advisory Agreement. PHA is an affiliate of our Sponsor.

Advisory Agreement

Pursuant to the Advisory Agreement, PHA oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, and other administrative services. PHA also oversees the performance of our corporate operations and required administrative services, which includes being responsible for the financial records we are required to maintain and preparing reports to stockholders and reports filed with the SEC. In addition, PHA assists an independent valuation firm and our board of directors in calculating and determining our NAV, and assists us in overseeing the preparation and filing of our tax returns, the payment of our expenses and for the performance of administrative and professional services rendered to us by others.

Organization and offering costs include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, as well as legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals.

As of December 31, 2020, the total amount of organization and offering costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,408,151, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $2,303,745. We may reimburse PHA and its affiliates for organization and offering costs incurred on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of December 31, 2020, $3,699,275 is reimbursable to PHA and its affiliates by us in the future, subject to the 15% cap.

We record organization and offering costs as charges against additional paid in capital on the consolidated balance sheets as we raise proceeds in our Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of December 31, 2020, the maximum amount allowed to be recognized by us in our financial statements in accordance with the rules established by FINRA. We recognized organization and offering costs of $1,598,938 and $2,817,927 for the years ended December 31, 2020 and 2019, respectively.

We pay to our advisor 1.5% of the gross contract purchase price of each property or asset acquired. The contract purchase price is the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. Acquisition fees incurred for the year ended December 31, 2020 were $441,370 and related to the purchase of the Hilton Garden Inn Providence.

We pay to our advisor an asset management fee calculated on a quarterly basis in an amount equal to 1/4th of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP, or the asset management fee. Asset management fees increased to $538,089 for the year ended December 31, 2020 from $352,288 for the year ended December 31, 2019. The $185,801 increase in asset management fees is primarily driven by the fact that we did not own the Hilton Garden Inn Providence during the year ended December 31, 2019. We have deferred all payments of the quarterly asset management fees due to PHA until adequate cash flow is available.

Management Agreement

We entered into management agreements with PHR St Petersburg Hotel Manager, LLC (the “St. Pete Manager”) to operate and manage the St. Pete Hotel and with PHR Wilmington Hotel Manager, LLC (the “Wilmington Manager”) to operate and manage the Wilmington Hotel, including making all human resource decisions. The St. Pete Manager and the Wilmington Manager are affiliates of us. The terms of the agreements are for 4 years beginning June 29, 2017 and May 24, 2017 for the St. Pete Hotel and the Wilmington Hotel, respectively. The employees of the hotels are employed by the St. Pete Manager and the Wilmington manager; however, per the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels.

Aggregate property management fees incurred for the year ended December 31, 2020 were $393,134 and are included in property management fees to affiliates on the consolidated statements of operations.

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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Aubin, Engel and Ohsberg qualify as independent directors. A copy of our independent director definition, which is contained in our charter and complies with the requirements of the NASAA REIT Guidelines, was attached as an appendix to the proxy statement for our 2019 Annual Meeting of Stockholders, which was filed with the SEC on April 26, 2019. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the New York Stock Exchange.

Item 14.Principal Accountant Fees and Services

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

Requests to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The Chairman of the audit committee has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, including a subscription to an accounting research website, require specific pre-approval by the audit committee prior to the engagement of Ernst & Young LLP (“E&Y”). All amounts specifically pre-approved by the Chairman of the audit committee in accordance with this policy, are to be disclosed to the full audit committee at the next regularly scheduled meeting.

All services rendered by E&Y for the years ended December 31, 2020 and December 31, 2019 were pre-approved in accordance with the policies and procedures described above.

Audit Fees

E&Y is the independent registered public accounting firm selected by our audit committee for the fiscal year ended December 31, 2021. E&Y has served as our independent registered public accounting firm since 2016. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws. E&Y representatives will be present at the 2021 Annual Meeting of Stockholders and will have the opportunity to make a statement if they desire to do so. In addition, E&Y representatives will be available to respond to appropriate questions posed by any stockholders.

During the period beginning December 31, 2018 through the most recent fiscal year ended December 31, 2020 and through the subsequent interim period, neither the Company nor anyone on its behalf consulted with E&Y regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company’s financial statements; or (3) any matter that was either the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

The audit committee reviewed the audit and non-audit services performed by E&Y, as well as the fees charged by E&Y for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of E&Y. The aggregate fees billed to us for professional accounting services by E&Y for the years ended December 31, 2020 and December 31, 2019 are respectively set forth in the table below.

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit fees	$418,000	$490,132
Audit-related fees	-	-
Tax fees	76,950	14,065
All other fees	-	-
Total	$494,950	$504,197

For purpose of the preceding table, the professional fees are classified as follows:

•	Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.

•	Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act.

•	Tax fees - These are fees for all professional services performed by professional staff in E&Y’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees - These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

Financial Statement Schedules

A smaller reporting company is not required to provide the information required by this Item.

(b)Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Exhibit No.	Description
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

10.14	General Assignment of Purchase and Sale Contract, dated August 15, 2018, by and between The Procaccianti Group, LLC and Procaccianti Hotel REIT, Inc. and its (indirect)

Exhibit No.	Description

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

10.23	First Amendment to Membership Interest Purchase Agreement, dated as of February 12, 2020, by, between and among TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano

Exhibit No.	Description

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

10.35

First Amendment to Loan Agreement and Other Loan Documents, by and among PHR TCI, LLC, Citizens Bank, N.A. and other lenders who are now or who hereafter become parties to the Loan Agreement, dated April 21, 2020 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed April 23, 2020 and incorporated herein by reference).

10.36

Swap Modification Agreement, entered into by Citizens Bank, N.A. and PHR TCI, LLC, dated April 21, 2020 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed April 23, 2020 and incorporated herein by reference).

10.37

Omnibus Amendment and Reaffirmation Agreement between and among Gano Holdings, LLC, Procaccianti Hotel REIT, Inc. and East Boston Savings Bank, dated as of April 23, 2020 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed April 23, 2020 and incorporated herein by reference).

21.1	List of Subsidiaries (included as Exhibit 21.1 to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 333-217578), on June 11, 2020, and incorporated by reference herein).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16.Form 10-K Summary

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Procaccianti Hotel REIT, Inc.
Date: March 26, 2021	By:	/s/ James A. Procaccianti
James A. Procaccianti Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 26, 2021	By:	/s/ Gregory Vickowski
Gregory Vickowski Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Procaccianti James A. Procaccianti	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 26, 2021
/s/ Gregory Vickowski Gregory Vickowski	Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)	March 26, 2021
/s/ Lawrence A. Aubin Lawrence A. Aubin	Director	March 26, 2021
/s/ Thomas R. Engel Thomas R. Engel	Director	March 26, 2021
/s/ Ronald S. Ohsberg Ronald S. Ohsberg	Director	March 26, 2021

PROCACCIANTI HOTEL REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Procaccianti Hotel REIT, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procaccianti Hotel REIT, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and noncontrolling interests and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts
March 26, 2021

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Property and equipment, net	$89,588,704	$63,367,852
Cash	7,404,266	11,370,148
Restricted cash	2,865,681	1,631,649
Accounts receivable, net	124,902	224,429
Due from related parties	68,050	400,446
Prepaid expenses and other assets, net	902,543	758,056
Total Assets	$100,954,146	$77,752,580
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$56,747,853	$39,437,601
Other debt	1,018,917	—
Accounts payable, accrued expenses and other, net	2,705,897	2,692,823
Due to related parties	2,648,575	1,308,424
Total Liabilities	63,121,242	43,438,848
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,172,329
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,608,062 and 2,680,845 shares issued and outstanding, respectively	36,081	26,808
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 666,728 and 491,718 shares issued and outstanding, respectively	6,668	4,917
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 47,769 and 45,616 shares issued and outstanding, respectively	478	456
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 537,410 shares issued and outstanding	5,374	5,374
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	40,343,076	31,607,360
Cumulative loss	(6,092,421)	(2,265,816)
Cumulative distributions	(3,528,321)	(1,631,573)
Total Stockholders’ Equity	30,772,185	27,748,776
Noncontrolling interest	5,888,390	6,564,956
Total Equity	36,660,575	34,313,732
Total Liabilities and Stockholders’ Equity	$100,954,146	$77,752,580

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Revenues
Rooms	$11,467,514	$15,142,022
Food and beverage	1,195,057	2,053,282
Other operating	428,909	438,730
Total revenues	13,091,480	17,634,034
Expenses
Rooms	2,387,384	3,030,502
Food and beverage	754,897	1,419,678
Other property expenses	5,772,767	5,508,700
Property management fees to affiliates	393,134	530,307
Corporate general and administrative	1,488,376	1,445,599
Other fees to affiliates	979,460	352,288
Acquisition costs	94,133	—
Depreciation and amortization	3,011,904	2,247,028
Total expenses	14,882,055	14,534,102
Loss on acquisition	(133,521)	—
Operating income (loss)	(1,924,096)	3,099,932
Interest expense, net	(2,642,094)	(2,187,061)
Unrealized gain (loss) on interest rate swap	30,663	(173,204)
Net income (loss) before income taxes	(4,535,527)	739,667
Income tax benefit (expense)	(609)	(42,727)
Net income (loss)	(4,536,136)	696,940
Net income (loss) attributable to noncontrolling interest	(709,531)	593,988
Net income (loss) attributable to common stockholders	$(3,826,605)	$102,952
Net income (loss) attributable to Class K common stockholders – basic and diluted	$(2,660,810)	$123,569
Net income (loss) per Class K common share – basic and diluted	$(0.81)	$0.06
Weighted average number of Class K common shares outstanding – basic and diluted	3,281,469	2,012,289
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$(504,295)	$14,695
Net income (loss) per Class K-I common share – basic and diluted	$(0.81)	$0.06
Weighted average number of Class K-I common shares outstanding – basic and diluted	622,428	239,197
Net income (loss) attributable to Class K-T common stockholders – basic and diluted	$(38,783)	$879
Net income (loss) per Class K-T common share – basic and diluted	$(0.81)	$0.06
Weighted average number of Class K-T common shares outstanding – basic and diluted	47,741	14,144
Net income (loss) attributable to Class A common stockholders – basic and diluted	$(436,740)	$31,135
Net income (loss) per Class A common share – basic and diluted	$(0.81)	$0.06
Weighted average number of Class A common shares outstanding – basic and diluted	537,410	507,163
Net income (loss) attributable to Class B common stockholders – basic and diluted	$(185,977)	$(67,326)
Net income (loss) per Class B common share – basic and diluted	$(1.49)	$(0.54)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

														Total Procaccianti
	Common Stock										Additional			Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2018	1,364,918	$13,649	12,243	$122	510	$5	468,410	$4,684	125,000	$1,250	$15,724,108	$(2,368,768)	$(527,556)	$12,847,494	$6,865,218	$19,712,712
Issuance of common stock	1,319,746	13,198	476,045	4,761	45,039	450	69,000	690	—	—	18,705,754	—	—	18,724,853	—	18,724,853
Issuance of common stock pursuant to distribution reinvestment plan	2,959	29	3,430	34	67	1	—	—	—	—	61,263	—	—	61,327	—	61,327
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,459,134)	—	—	(1,459,134)	—	(1,459,134)
Repurchase of common stock	(6,778)	(68)	—	—	—	—	—	—	—	—	(65,838)	—	—	(65,906)	—	(65,906)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(1,358,793)	—	—	(1,358,793)	—	(1,358,793)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	102,952	—	102,952	593,988	696,940
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(1,104,017)	(1,104,017)	(894,250)	(1,998,267)
BALANCE, December 31, 2019	2,680,845	$26,808	491,718	$4,917	45,616	$456	537,410	$5,374	125,000	$1,250	$31,607,360	$(2,265,816)	$(1,631,573)	$27,748,776	$6,564,956	$34,313,732
Issuance of common stock	940,938	9,410	173,199	1,732	2,000	20	—	—	—	—	10,464,841	—	—	10,476,003	—	10,476,003
Issuance of common stock pursuant to distribution reinvestment plan	12,279	123	8,143	82	1,153	12	—	—	—	—	183,359	—	—	183,576	—	183,576
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(898,901)	—	—	(898,901)	—	(898,901)
Repurchase of common stock	(26,000)	(260)	(6,332)	(63)	(1,000)	(10)	—	—	—	—	(313,546)	—	—	(313,879)	—	(313,879)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(700,037)	—	—	(700,037)	—	(700,037)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(3,826,605)	—	(3,826,605)	(600,616)	(4,427,221)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(1,896,748)	(1,896,748)	(196,000)	(2,092,748)
Contributions													—	—	120,050	120,050
BALANCE, December 31, 2020	3,608,062	$36,081	666,728	$6,668	47,769	$478	537,410	$5,374	125,000	$1,250	$40,343,076	$(6,092,421)	(3,528,321)	$30,772,185	$5,888,390	$36,660,575

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(4,536,136)	$696,940
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	3,011,904	2,247,028
Amortization of deferred financing costs and debt discount as interest	9,009	103,477
Amortization of key money loans	(53,485)	(53,500)
Loss on acquisition	133,521	—
Unrealized (gain) loss on interest rate swap	(30,663)	173,204
Changes in operating assets and liabilities:
Accounts receivable	110,010	(29,722)
Due from related parties	(367,641)	(259,707)
Prepaid expenses and other assets	(69,101)	(314,004)
Accounts payable, accrued expenses and other	(25,361)	139,350
Due to related parties	1,340,151	405,067
Net cash provided by (used in) operating activities	(477,792)	3,108,133
Cash Flows from Investing Activities:
Acquisition of hotel property, net	(12,240,256)	—
Capital improvements	(209,583)	(823,361)
Net cash used in investing activities	(12,449,839)	(823,361)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	10,476,003	18,724,853
Payment of commissions and dealer manager fees and stockholder servicing fees	(898,901)	(1,459,134)
Proceeds from mortgage note	2,000,000	—
Proceeds from other debt	1,018,917	—
Payments of mortgage notes principal	(202,467)	(1,744,000)
Payment of deferred financing costs	(94,770)	—
Payments of loans from affiliates	—	(6,600,000)
Distributions to stockholders	(1,713,172)	(1,042,690)
Distributions to noncontrolling interest	(196,000)	(894,250)
Contributions from noncontrolling interests	120,050	—
Repurchase of common stock	(313,879)	(65,906)
Net cash provided by financing activities	10,195,781	6,918,873
Increase (decrease) in cash and cash equivalents and restricted cash	(2,731,850)	9,203,645
Cash and cash equivalents and restricted cash, beginning of period	13,001,797	3,798,152
Cash and cash equivalents and restricted cash, end of period	$10,269,947	$13,001,797

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$7,404,266	$11,370,148
Restricted cash	2,865,681	1,631,649
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$10,269,947	$13,001,797

The Company paid the following amounts for interest and income taxes:

	Year Ended December 31,
	2020	2019
Cash paid for interest	$2,171,118	$2,073,435
Cash paid for income taxes	$29,918	$25,344

Supplemental Disclosure of Noncash Transactions

	Year Ended December 31,
	2020	2019
Common stock issued pursuant to distribution reinvestment plan	$183,576	$61,327
Other offering costs paid to affiliates	$(274,877)	$(1,358,793)
Decrease in due from related parties	$274,877	$1,358,793
Assumption of mortgage note payable	$15,598,479	$—

The accompanying notes are an integral part of these consolidated financial statements

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company used the proceeds from its Private Offering (defined below) and used and expects to continue to use the proceeds from its Public Offering (defined below) to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States ("U.S."). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership.

As of December 31, 2020, the Company owned interests in four select-service hotels located in four states with a total of 483 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

On September 30, 2016, the Company commenced a private offering (“Private Offering”) of shares of Class K common stock, $0.01 par value per share (“K Shares”), and units, which are comprised of four K Shares and one share of Class A common stock (“A Shares”), each with a $0.01 par value per share (“Units”), for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company terminated its Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units, in the Private Offering. Of the $15,582,755 in gross proceeds raised, $2,954,095 was from the sale of A Shares to TPG Hotel REIT Investor, LLC (“THR”) to fund organization and offering expenses associated with the K Shares and Units. With the A Share proceeds from the Private Offering, the Company paid $782,705 in selling commissions, $275,794 in dealer manager fees and recognized $1,083,912 in other offering costs for the duration of the Private Offering.

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

On April 7, 2020, in response to the global pandemic of the novel coronavirus (“COVID-19”), the Company’s board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, the Company’s board of directors determined an estimated net asset value (“NAV”) per share of all classes of the Company’s capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share and unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which became effective with the next authorized payment of distributions.

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

Since the commencement of the Public Offering and through December 31, 2020, the Company received approximately $30,189,759 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $131,936, $102,455 and $10,512 of gross proceeds from K Shares, K-I Shares and K-T Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $2,190,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

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

On February 27, 2020, as partial consideration for the Company’s acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership (“Class K OP Units”) valued at $10.00 per Class K OP Unit. Such issuance represents a total investment of $1,281,244 in Class K OP Units. Individuals with direct or indirect interests in the sellers of the Hilton Garden Inn Providence who are direct or indirect owners of the Procaccianti Companies, Inc. (the “Sponsor”) and Procaccianti Hotel Advisors, LLC (“PHA”) received only Class K OP Units and no cash as consideration.

The Company is externally managed by PHA pursuant to an Advisory Agreement by and among the Company, its Operating Partnership and PHA. PHA is an affiliate of the Company’s Sponsor.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Novel Coronavirus (COVID-19)

In December 2019, the novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, COVID-19 has had and continues to have a significant effect on the hospitality industry. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures, which have significantly reduced overall lodging demand. In response to a government mandates and health official orders, one of the Company’s hotels properties was instructed to close effective March 30, 2020 and remained closed until May 1, 2020, and other of the Company’s hotel properties were required to close food and beverage outlets.

Since the beginning of March 2020, the Company has experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company hopes to see an improvement in traveler sentiment. However, the Company expects that COVID-19 will continue to negatively affect the Company’s operating results and cash flow for at least the first-half of 2021.

The Company implemented cost elimination and efficiency initiatives at each of the hotels by reducing labor costs and tempering certain services and amenities. The COVID-19 outbreak and associated responses could continue to negatively impact future hotel revenues and operations at the Company’s properties, which could result in a material impact to the Company’s future results of operations, cash flows and financial condition. The Company believes cash and restricted cash on hand, cash generated from operations, proceeds from the Company’s Public Offering and borrowings from other sources, including advances from the Company’s Sponsor, if necessary, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At December 31, 2020, the assets of our VIEs were $66,554,450, and consist primarily of land, building,

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

furniture, fixtures, and equipment and are available to satisfy our VIEs' obligations. The liabilities of our VIEs were $44,115,606 at December 31, 2020 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

Depreciation expense is computed using the straight-line and accelerated methods based upon the following estimated useful lives:

Building	39 years
Improvements	7-15 years
Furniture, fixtures and equipment	3-7 years

Real Estate Purchase Price Allocation

Upon the acquisition of hotel properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions the Company allocates the purchase price of properties to acquired tangible assets and any assumed debt based on their fair value. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs associated as incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value is as follows:

●	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
●	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value driers are observable in active markets; and
●	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

As of December 31, 2020, the estimated fair value of the mortgage notes payable was $54,993,341, compared to the carrying value of $56,870,288. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue represents primarily rooms, food and beverage, and other fees. The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company's accounting policy is to exclude the tax collected and remitted to the state from revenue and expense.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At December 31, 2020 and 2019, reserves for property taxes were $409,373 and $391,511, respectively, and reserves for capital improvements were $2,420,168 and $1,221,133, respectively. The Company also included $36,140 and $19,005 of guest advance deposits as restricted cash at December 31, 2020 and 2019, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Accounts Receivable

The Company records its accounts receivable at cost. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on its history of past write offs, collections and current credit conditions. Accounts are written off based on management’s evaluation of the collectability of each account resulting from collection efforts. The Company has determined that no allowance for doubtful accounts was necessary at December 31, 2020 and 2019.

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

Organization and Offering Costs

Organization and offering costs (“O&O Costs”) include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company's transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. The Company charges O&O Costs against additional paid in capital on the consolidated balance sheet as it raises proceeds in its Public Offering.

Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as a REIT, commencing with the taxable year ended December 31, 2018. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At December 31, 2020, the Company had no material uncertain tax positions.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2017 through 2020 remaining subject to examination by federal and various state tax jurisdictions.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Noncontrolling Interests

Noncontrolling interest represents the portion of equity of Procaccianti Convertible Fund, LLC (“PCF”) held by owners other than the Company. Noncontrolling interest is reported in the consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest are reported in the consolidated statement of operations.

Noncontrolling Interest of the Operating Partnership

Noncontrolling interest of the Operating Partnership represents the value of the 128,124 Class K OP Units that were issued to affiliate sellers in connection with the acquisition of the Hilton Garden Inn Providence. Noncontrolling interest of the Operating Partnership is reported in the mezzanine section of the consolidated balance sheet, as the units are redeemable at the request of the holder for cash equal to the fair market value of a K Share as defined in the Amended and Restated Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P. (the “Amended and Restated Operating Partnership Agreement”). The Company may elect to acquire any such unit presented for redemption for one K Share or cash. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest of the Operating Partnership are reported in the consolidated statement of operations.

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. 3,000 non-vested restricted K Shares held by the Company's independent directors as of December 31, 2020 are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The Company’s calculated earnings per share for the year ended December 31, 2020 and 2019, were as follows:

	Year Ended December 31,
	2020	2019
Net income (loss)	$(3,826,605)	$102,952
Less: Class K Common Stock dividends declared and accumulated	2,221,403	1,207,410
Less: Class K-I Common Stock dividends declared and accumulated	421,761	143,529
Less: Class K-T Common Stock dividends declared and accumulated	32,247	8,497
Less: Class A Common Stock dividends declared and accumulated	362,825	304,298
Undistributed net loss	$(6,864,841)	$(1,560,782)
Class K Common Stock:
Undistributed net loss	$(4,882,213)	$(1,083,841)
Class K Common Stock dividends declared and accumulated	2,221,403	1,207,410
Net income ( loss)	$(2,660,810)	$123,569
Net income (loss) per common share, basic and diluted	$(0.81)	$0.06
Weighted average number of common shares outstanding, basic and diluted	3,281,469	2,012,289
Class K-I Common Stock:
Undistributed net loss	$(926,056)	$(128,834)
Class K-I Common Stock dividends declared and accumulated	421,761	143,529
Net income ( loss)	$(504,295)	$14,695
Net income (loss) per common share, basic and diluted	$(0.81)	$0.06
Weighted average number of common shares outstanding, basic and diluted	622,428	239,197
Class K-T Common Stock:
Undistributed net loss	$(71,030)	$(7,618)
Class K-T Common Stock dividends declared and accumulated	32,247	8,497
Net income ( loss)	$(38,783)	$879
Net income (loss) per common share, basic and diluted	$(0.81)	$0.06
Weighted average number of common shares outstanding, basic and diluted	47,741	14,144
Class A Common Stock:
Undistributed net loss	$(799,565)	$(273,163)
Class A Common Stock dividends declared and accumulated	362,825	304,298
Net income ( loss)	$(436,740)	$31,135
Net income (loss) per common share, basic and diluted	$(0.81)	$0.06
Weighted average number of common shares outstanding, basic and diluted	537,410	507,163
Class B Common Stock:
Undistributed net loss	$(185,977)	$(67,326)
Net income (loss) per common share, basic and diluted	$(1.49)	$(0.54)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 325): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On January 1, 2020, the Company adopted ASU No. 2016-13 using the modified retrospective approach and the adoption did not have a material impact on the Company’s consolidated financial statements.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2020:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name	Acquired		Location	Interest	Price (1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$11,168,424
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,222,109
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Land	$11,588,686	$7,987,069
Building and improvements	77,286,159	53,478,730
Furniture, fixtures, and equipment	7,244,831	5,435,758
Total cost	96,119,676	66,901,557
Accumulated depreciation	(6,530,972)	(3,533,705)
Investment in hotel properties, net	$89,588,704	$63,367,852

Depreciation expense for the years ended December 31, 2020 and 2019 was $2,997,262 and $2,236,553, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Acquisition of the Hilton Garden Inn Providence

On February 27, 2020, the Company, through its Operating Partnership, completed the acquisition of the membership interests in Gano Holdings, LLC (“Gano”) for a purchase price of $28,500,000. Gano owns 100% of the fee simple interest in the Hilton Garden Inn Providence, a 137-room select-service hotel property.

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

The purchase price, exclusive of closing costs and typical hotel closing date adjustments, was comprised of three components as follows: (a) a $12,240,256 cash payment, (b) the issuance of 128,124 Class K OP Units of limited partnership interests in the Operating Partnership, valued at $10.00 per Class K OP Unit, and (c) the assumption of the existing debt balance on the Hilton Garden Inn Providence (the “Existing Debt”), as evidenced by a promissory note and other loan documents. The cash portion of the acquisition was funded with net proceeds from the Company’s Public Offering. Individuals with direct or indirect interests in the seller of the Hilton Garden Inn Providence who are direct or indirect owners of the Sponsor and PHA received only Class K OP Units and no cash as consideration. The value of the Class K OP Units of $1,281,244 is presented as noncontrolling interest in the Operating Partnership on the consolidated balance sheet as of December 31, 2020.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Fair Value at
February 27, 2020
Land	$3,601,617
Building and improvements	23,732,408
Furniture, fixtures, and equipment	1,679,004
Other assets	100,511
Total assets acquired	29,113,540
Long-term debt	(15,598,479)
Other liabilities assumed	(122,582)
Net assets acquired	13,392,479

Purchase price	13,526,000
Loss on acquisition	$(133,521)

The Company utilized an independent appraisal, as well as other available market data, to assist in the determination of the fair values of the assets acquired and debt assumed.

Note 4 – Other Assets

Included in other assets at December 31, 2020 and 2019, are franchise fees of $257,750 and $197,392, respectively. The Company’s hotel properties each are operated pursuant to franchise agreements. The term of each current franchise agreement is for a 15 to 25-year period and the agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. For the year ended December 31, 2020 and 2019, the Company amortized $14,642 and $10,475 of deferred franchise fees. These amounts are included in depreciation and amortization on the statement of operations.

The future amortization of deferred franchise costs as of December 31, 2020 is as follows:

Years Ending December 31,
2021	$15,476
2022	15,476
2023	15,476
2024	15,476
2025	15,476
Thereafter	180,370
Total	$257,750

Note 5 – Mortgage Notes Payable

Included in mortgage notes payable at December 31, 2020, is a $13,222,109 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $11,168,424 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”) and a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of December 31, 2020.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents for the period ended June 30, 2020. In August 2020, the Company received a written waiver of all debt service coverage testing for the test due for the periods ended June 30, 2020 and September 30, 2020, from its lender. The lender approved an additional modification of the debt service coverage test for the period ending December 31, 2020 and March 31, 2021. Therefore, as of December 31, 2020, the Staybridge Suites St. Petersburg was in compliance with its applicable covenants and all required payments have been made as agreed.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of December 31, 2020.

As a result of the negative impact of the COVID-19 pandemic, the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents for the period ended December 31, 2020. In March 2021, the Company received a written waiver of all debt service coverage testing for the test due for the periods ended December 31, 2020 through June 30, 2021, from its lender. Therefore, as of December 31, 2020, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at December 31, 2020. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

On April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments did not accrue interest but shall be deemed principal to be due and payable in full on or before June 30, 2021. As of December 31, 2020, the Hotel Indigo Traverse City repaid the deferred interest in full.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The Hotel Indigo Loan Modification Documents also waived the Operating Partnership’s requirement to achieve the stated debt service coverage ratio for the period from January 1, 2020 through June 30, 2021 and provides that all net worth, liquidity and financial covenant testing and any requirements of the guarantor, TH Investment Holdings II, LLC, an affiliate of the Sponsor, to comply with such covenants are waived from January 1, 2020 through June 30, 2021. As of December 31, 2020, the Hotel Indigo Traverse City was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

On April 23, 2020, the Operating Partnership, through its subsidiary, and the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the lender, to amend the terms of the mortgage loan and loan documents on the HGI Note. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 are deferred until the date that is twelve months after the date each payment was originally due. The HGI Note resumed interest payments in October 2020.

In addition, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants are waived until the year ending December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants are waived until the year ending December 31, 2021. As of December 31, 2020, the HGI Note was compliant with the above referenced loan arrangements.

Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted here and elsewhere in this Annual Report on Form 10-K, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on the Company’s ability to satisfy its mortgage loan covenants.

Scheduled maturities of the mortgage notes payable as of December 31, 2020 are as follows:

Years Ending December 31,
2021	$15,489,357
2022	415,485
2023	638,284
2024	23,393,336
Thereafter	16,482,972
Total	$56,419,434

Interest expense on mortgage notes payable for the year ended December 31, 2020 and 2019 was $2,549,503 and $1,931,640, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Also included in mortgage notes payable as of December 31, 2020, is $162,921 of net deferred financing costs and debt discounts and premiums. For the years ended December 31, 2020 and 2019, the Company amortized $9,009 and $103,477, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

Note 6 – Interest Rate Swap

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

The following table summarizes the terms of the outstanding interest rate swap agreement:

		Notional				Fair Value of
		Amount as of				Liability as of
		December 31,	Interest	Effective	Maturity	December 31,
	Balance Sheet Location	2020	Rate(1)	Date	Date	2020 (2)
Interest rate swap	Accounts payable, accrued expenses and other, net	$15,092,000	5.30%	8/15/2018	8/15/2021	$(289,412)

1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium. The Company notes that the maturity date of the interest rate swap is prior to the LIBOR phase-out deadline and therefore does not expect any impact to the terms or value of the swap.
2)	Changes in fair value are recorded as unrealized gain (loss) in the consolidated statements of operations as the Company did not designate this interest rate swap as a hedge. The Company valued the interest rate swap using Level 2 inputs.

Concurrent with the Hotel Indigo Loan Modification Documents, the Operating Partnership, through its subsidiary, entered into a Swap Modification Agreement with Citizens Bank (the “Swap Modification Agreement”) to modify the swap derivative contract with Citizens Bank that fixes the interest rate on the outstanding balance of the mortgage loan. The Swap Modification Agreement modified the requirements to make payments under the swap derivative contract and provided for a deferral of any payments during the period beginning on April 21, 2020 and ending on July 1, 2020. As of December 30, 2020, the Hotel Indigo Traverse City repaid the deferred swap interest and all required payments have been made as agreed.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 7 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program ("PPP"), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially forgivable. As of December 31, 2020, the Company had received $1,018,917 in PPP loans relating to the four hotel properties (the "PPP Loans"). These loans are presented as other debt on the consolidated balance sheets. The PPP Loans accrue interest at 1.00% per annum and may be prepaid in whole or in part without penalty. The Company is not imputing additional interest at a market rate as GAAP guidance on imputing interest excludes transactions where interest rates are prescribed by a government agency.

Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loans. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. The loan forgiveness amount may be reduced if the Company terminates employees or reduces salaries during the twenty-four week period. The Company used the proceeds from the PPP Loans to retain employees and maintain payroll and make mortgage and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. The Company has applied for full forgiveness of all the loans and such applications are currently in review with the SBA. Upon formal written approval of the forgiveness application from the SBA, the Company intends to recognize a gain on loan extinguishment in the consolidated statement of operations equal to the amount forgiven.

On January 11, 2021, the PPP opened an additional round of funding, which allowed eligible borrowers that had previously received a PPP loan to apply for a second draw PPP loan with the same general terms as the first. Second draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay mortgage interest, rent, utilities, worker protection costs related to COVID-19, uninsured property damage costs caused by looting or vandalism during 2020, and certain supplier costs and expenses for operations. The Company applied for the second round of funding and has received $889,671 of the approximately $1,426,711 applied for as of March 26, 2021.

Note 8 – Loans from Franchisors

Included in accounts payable, accrued expenses and other liabilities on the balance sheet at December 31, 2020 and 2019, is $985,784 and $1,039,284, respectively, of net key money loans received from franchisors or assumed upon acquisition. In accordance with the loan agreement with the respective franchisor, funds were released to the applicable hotel properties upon completion of a change of ownership, property improvement plan, and inspection and subsequent approval of the completed work by the franchisor. The outstanding principal balances of the loans are reduced on a straight-line basis over the remaining life of the franchise agreement. As of December 31, 2020, the Company had received $750,000 in loans from franchisors relating to the Staybridge Suites St. Petersburg and assumed a liability of $364,430 in connection with the acquisition of the Hotel Indigo Traverse City. During the years ended December 31, 2020 and 2019

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

amortized $53,500 and $53,500, respectively, as a reduction of franchise fees, which are included in rooms and other property expenses on the statement of operations.

Note 9 – Related Party Transactions

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

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA has forfeited its right to collect reimbursement for providing these administrative services provided through such date.

Acquisition Fee

The Company will pay PHA acquisition fees as described below:

Acquisition Fee : Fee for providing services including selecting, evaluating and acquiring potential investments, or the acquisition fee. The total acquisition fee payable to PHA shall equal 1.5% of the Gross Contract Purchase Price of an investment, which as defined in the Advisory Agreement, represents the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. Payment of such fee will be deferred until the

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

occurrence of a (i) liquidation event (i.e., any voluntary or involuntary liquidation or dissolution of the Company, including as a result of the sale of all or substantially all of the Company’s assets for cash or other consideration), (ii) the Company’s sale or merger in a transaction that provides stockholders with cash, securities or a combination of cash and securities, (iii) the listing of the Company’s shares of common stock on a national securities exchange, or (iv) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. The preceding clauses (ii) and (iii) are defined as an "Other Liquidity Event". Under the Advisory Agreement Amendment, deferred acquisition fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum until the day immediately following the Fifth Anniversary (as defined herein), at which time such interest will cease to further accrue.

For the year ended December 31, 2020, the Company incurred $441,370 in acquisition fees related to the Hilton Garden Inn Providence. There were no acquisition fees incurred for the year ended December 31, 2019. Acquisition fees are included in other fees to affiliates on the consolidated statements of operations. As of December 31, 2020 and 2019, there were $979,350 and $537,980, respectively, of deferred acquisition fees included in due to related parties on the consolidated balance sheets. Interest expense on outstanding acquisition fees was $54,564 and $32,279, respectively, for the years ended December 31, 2020 and 2019, and is included in interest expense on the consolidated statement of operations and in due to related parties on the consolidated balance sheets.

Asset Management Fee

The Company will pay PHA asset management fees as described below:

Asset Management Fee :   Quarterly fee equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP, or the asset management fee. The adjusted cost will include the purchase price, acquisition expenses, capital expenditures, and other customary capitalized costs. The Advisory Agreement Amendment clarified the duration of the asset management fee and accrual of interest on deferred asset management fees. The asset management fee will be payable to PHA quarterly in arrears, based on the adjusted cost on the last date of the prior quarter, adjusted for appropriate closing dates for individual investments. Payment of the asset management fee will be deferred on a quarterly basis if at any time all accumulated, accrued, and unpaid 6% distributions have not been paid in full to the holders of the K Shares, K-I Shares, K-T Shares and any parity security. Any such deferred asset management fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum. If the Company has not completed a liquidation event by the fifth anniversary of the date the Company terminates the Public Offering (including any follow-on offering) (the "Fifth Anniversary"), on the day immediately following the Fifth Anniversary, (i) the asset management fees payable pursuant to the Advisory Agreement cease to accrue and (ii) interest that accrued at a non-compounded rate of 6.0% per annum on the deferred asset management fees will cease to accrue. For the avoidance of doubt, all accrued and unpaid principal and interest amounts in connection with the asset management fee at the Fifth Anniversary will remain outstanding.

For the years ended December 31, 2020 and 2019, the Company incurred $538,089 and $352,288, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

consolidated statements of operations and in due to related parties on the consolidated balance sheets. Interest expense on the outstanding asset management fees was $51,605 and $24,449 for the years ended December 31, 2020 and 2019, respectively. These amounts are included in interest expense on the consolidated statements of operations and in due to related parties on the consolidated balance sheets.

Disposition Fee

The Company will pay PHA disposition fees as described below:

Disposition Fee :   Fee for providing a substantial amount of services in connection with the sale of a property or real estate-related assets, as determined by a majority of the Company’s independent directors, or the disposition fee. The disposition fee will equal one-half of the brokerage commissions paid on the sale of an investment. In no event will the disposition fee exceed 1.5% of the sales price of each investment. Payment of the disposition fee to PHA will be deferred until the occurrence of (i) a liquidation event, (ii) an Other Liquidity Event, or (iii) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. Under the Advisory Agreement Amendment, deferred disposition fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum until the day immediately following the Fifth Anniversary, at which time such interest will cease to further accrue.

There were no disposition fees incurred for the years ended December 31, 2020 and 2019.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of December 31, 2020 and 2019 were paid directly by the Company and there have been no reimbursements to PHA.

Organization and Offering Costs

O&O Costs include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, as well as legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. For more information regarding selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, see Note 10 – “Stockholders’ Equity”.

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of December 31, 2020, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,408,151, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $2,303,745. The Company may reimburse PHA and its affiliates for O&O Costs incurred on the Company's behalf, but only to the extent the reimbursement would not cause the selling

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

commissions, dealer manager fees, stockholder servicing fees and other O&O Costs to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of December 31, 2020, $3,699,275 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.

The Company records O&O Costs as charges against additional paid in capital on the consolidated balance sheets as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of December 31, 2020, the maximum amount allowed to be recognized by the Company in its financial statements in accordance with the rules established by FINRA. The Company recognized O&O Costs of $1,598,938 and $2,817,927 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had a balance due to PHA for reimbursement of O&O Costs within the 15% cap of $121,786, which is included in due to related parties in the consolidated balance sheet as of December 31, 2020. As of the date of this filing, the Company has reimbursed PHA for this amount.

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

Aggregate property management fees incurred for the years ended December 31, 2020 and 2019 were $393,134 and $530,307, respectively, and are included in property management fees to affiliates on the consolidated statements of operations. As of December 31, 2020 and 2019, $31,594 and $28,371, respectively, of accrued property management fees payable were included in due to related parties on the consolidated balance sheets. Aggregate net reimbursements for certain expenses for the years ended December 31, 2020 and 2019 were $118,708 and $57,879, respectively. As of December 31, 2020 and 2019, $16,172 and $11,665, respectively, of expense reimbursements were included in due to related parties on the consolidated balance sheets. During the years ended December 31, 2020 and 2019, the Company paid $324,055 and $228,302, respectively, to TPG Risk Services, LLC, an affiliate of the Company, for the reimbursement of prepaid insurance at the hotel properties. As of December 31, 2020 and 2019, $49,761 and $548, respectively, of prepaid insurance reimbursements were included in due to related parties on the consolidated balance sheets.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. Construction management fees incurred during the years ended December 31, 2020 and 2019, were $0 and $10,031, respectively, and capitalized as a part of the construction cost. During the years ended December 31, 2020 and 2019, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $44,656 and $741,447, respectively, for capital expenditure costs incurred at the hotel properties. As of December 31, 2020 and 2019, $12,685 and $13,445, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at December 31, 2020 and 2019, was a $23,050 and $50,570 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hotel Indigo Traverse City.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the years ended December 31, 2020 and 2019.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Payment Upon Other Advisory Agreement Termination

The Company may elect not to renew the Advisory Agreement. The Company has the right to terminate the Advisory Agreement without cause, or other than in connection with a listing of the Company’s shares or a transaction involving a merger or acquisition or other than for cause (“Non-cause Advisory Agreement Termination”). If a Non-cause Advisory Agreement Termination were to occur, the Company would be obligated to make a cash payment to PHA in the amount of any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, regardless of the value of the Company’s assets or net assets. The Company would be obligated to repurchase its A Shares for an amount equal to the greater of: (1) any accrued common ordinary distributions on the A Shares plus the stated value of the outstanding A Shares ($10.00 per A Share) or (2) the amount the holders of A Shares would be entitled to receive if the Company liquidated and received net liquidation proceeds equal to the fair market value (determined by appraisals as of the termination date) of the Company’s investments less any loans secured by such investments, limited in the case of non-recourse loans to the value of investments securing such loans. Any shares of Class B common stock (“B Shares”) then outstanding would remain outstanding. The amounts payable on account of the repurchase of A Shares may be paid, in the discretion of a majority of the Company’s board of directors, including a majority of the Company’s independent directors, in the form of promissory notes bearing interest at the then-current rate, as determined in good faith by a majority of the Company’s independent directors.

Payment Upon Advisory Agreement Termination for Cause

If the Company terminates the Advisory Agreement for cause, the Company would not have a current obligation to make any payments to PHA or to S2K Servicing LLC (formerly known as Colony S2K Servicing LLC), an affiliate of S2K Financial LLC (the “Dealer Manager”). However, any A Shares and B Shares held by them or their affiliates would remain outstanding. In addition, any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus any interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, would remain outstanding obligations, and the deferred fees would continue to accrue interest at a non-compounded annual rate of 6.0%. Such deferred fees and interest thereon would be payable upon a liquidation event.

Amended and Restated Operating Partnership Agreement

In connection with the Hilton Garden Inn Providence acquisition, effective February 27, 2020, the Company, as general partner of the Operating Partnership, Procaccianti Hotel REIT, LP, LLC and certain principals and affiliates of the Sponsor that were issued Class K OP Units entered into an Amended and Restated Operating Partnership Agreement.

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 1.65% and 2.85% for the years ended December 31, 2020 and 2019, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the consolidated balance sheets at December 31, 2020 and 2019. Interest expense was $1,556 and $2,687 for the years ended December 31, 2020 and 2019, respectively, and is included in interest expense on the consolidated statements of operations and in due to related parties on the consolidated balance sheets.

On August 15, 2018, in connection with the acquisition of the Hotel Indigo Traverse City, the Company entered into an unsecured loan with its Sponsor in the principal amount of $6,600,000, evidenced by a promissory note (“Promissory Note”). The Promissory Note accrued interest at the rate of 4.75% per annum and had a maturity date of August 16, 2019. The Promissory Note was approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Company used proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary offering to prepay the Promissory Note. As of July 11, 2019, the entire principal and accrued interest balance had been repaid. Interest expense for the year ended December 31, 2019 was $116,896, and is included in interest expense on the consolidated statements of operations.

Note 10 - Stockholders’ Equity

Under the Company’s charter, the total number of shares of common stock authorized for issuance is 248,125,000, consisting of 55,500,000 K Shares, 55,500,000 K-I Shares, 116,000,000 K-T Shares, 21,000,000 A Shares, and 125,000 B Shares, with a par value of $0.01 per share.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of December 31, 2020, under the Public Offering, the Company had issued 2,388,985 K Shares, 661,475 K-I Shares, and 47,540 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $23,363,950 from K Share issuances, $6,105,506 from K-I Share issuances, and $475,400 from K-T Share issuances. As of December 31, 2020, the Company had issued 15,237 K Shares, 11,574 K-I Shares and 1,219 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $131,936, $102,455 and $10,512 respectively, As of December 31, 2020, the Company had issued 1,000 restricted K Shares to each of the Company's three independent directors for a total of 3,000 restricted K Shares in connection with the Company's long-term incentive plan, as described below.

As of December 31, 2020, the Company had issued 384,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $3,844,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf. As of December 31, 2020, there was no remaining receivable balance reflected in equity. As of December 31, 2020, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the year ended December 31, 2020, pursuant to the primary portion of the Public Offering, the Company sold 940,188 K Shares for aggregate gross proceeds of $8,893,703, or $9.46 per K Share; 173,199 K-I Shares for aggregate gross proceeds of $1,562,300, or $9.02 per K-I Share; and 2,000 K-T Shares for aggregate gross proceeds of $20,000, or $10.00 per K-T Share. During the same period, pursuant to the DRIP, the Company had issued 12,279 K Shares at a price of $8.46 per K Share for aggregate gross proceeds of $103,834, 8,143 K-I Shares at a price of $8.58 per K-I Share for aggregate gross proceeds of $69,860, and 1,153 K-T Shares at a price of $8.57 per K-T Share for aggregate gross proceeds of $9,882.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Subsequent to December 31, 2020 and through March 23, 2021, pursuant to the primary portion of the Public Offering, the Company sold approximately 77,144 K Shares to investors at a weighted average price of $8.53 per K Share for gross proceeds of $658,167. The Company sold approximately 156,830 K-I Shares to investors at a weighted average price of $7.95 per K-I Share for gross proceeds of $1,246,800. Additionally, on January 19, 2021, the Company received $440,000 from the sale of A Shares to THR in a private placement.

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

In response to adverse effects of the COVID-19 pandemic, the Company’s board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, the Company’s board of directors unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP.

PHA was obligated to purchase sufficient A Shares to fund payment of O&O Costs associated with the Private Offering, and is obligated to purchase sufficient A Shares to fund payment of O&O Costs related to the Public Offering and also to account for the difference between the applicable NAV per K-I Share and the applicable offering price per K-I Share and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts). PHA’s obligation can be fulfilled by its affiliates, including the Sponsor or entities affiliated with the Sponsor.

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of December 31, 2020, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company pays the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The Dealer Manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Public Offering. The Dealer Manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees are generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of December 31, 2020, the Company recognized $2,483,014 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of December 31, 2020, the Company recognized $5,766 of stockholder servicing fees in connection with the Public Offering.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

services to the Company and their respective employees may be granted incentive awards in the form of restricted stock, options, and other equity-based awards.

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s 2019 and 2020 annual meetings of stockholders on July 11, 2019 and November 17, 2020, respectively.

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

On October 26, 2018, the Company’s board of directors approved and adopted the Amended and Restated Share Repurchase Program (the “A&R SRP”). The A&R SRP provides that  the Company will not repurchase in excess of 5.0% of the weighted average number of K Shares, K-I Shares and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). Additionally, in the event that any stockholder fails to maintain a minimum balance of $2,000 of K Shares, K-I Shares or K-T Shares, the Company may repurchase all of the shares held by that stockholder at the per share repurchase price in effect on the date the Company determines that the stockholder has failed to meet the minimum balance, less any applicable repurchase discount. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company's estimated NAV per share.

In addition, the Company’s repurchase of any shares will be limited to the extent that the Company does not have, as determined in the Company’s board of directors’ discretion, sufficient funds available to fund any such repurchase. Most of the Company’s assets will consist of properties which cannot be readily

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2020, the Company fulfilled repurchase requests and repurchased K Shares, K-I Shares and K-T Shares pursuant to the share repurchase program as follows:

	Total Number of
	Shares Requested to	Total Number of	Average Price Paid
For the Quarter Ended	be Repurchased	Shares Repurchased	per Share
March 31, 2020	23,500	—	$—
June 30, 2020	8,832	23,500	$10.00
September 30, 2020	1,000	8,832	$8.03
December 31, 2020	1,000	1,000	$7.92
	34,332	33,332

During the year ended December 31, 2020, the Company repurchased approximately $255,875 of K Shares, $50,084 of K-I Shares and $7,920 of K-T Shares, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2020 Repurchase Date.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received. As December 31, 2020, there was one outstanding and unfulfilled repurchase request for 1,000 K Shares.

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

On April 29, 2019, the Company's board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of March 31, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on April 30, 2019. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share and K-I Share outstanding since December 31, 2018, and with respect to each K-T Share outstanding since the date the first K-T Share was issued by the Company less any distributions previously paid with respect to such K-T Shares, was $225,280, $4,722, and $88, respectively, or $0.0016438356 per K Share per day, $0.0016438356 per K-I Share per day, and $0.0016438356 per K-T Share per day. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on May 1, 2019.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

On October 27, 2020, the Company’s board of directors deemed it to be in the best interests of the Company for the Company to authorize, declare, and pay distributions in an aggregate amount representing approximately 30% of the accumulated distribution with respect to each K Share, K-I Share and K-T Share outstanding as of September 30, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on October 30, 2020. The Company paid $175,453, or $0.0005737705 per K Share per day, $33,597, or $0.0005737705 per K-I Share per day, and $2,533 or $0.0005737705 per K-T Share per day, respectively, in cash or in additional shares pursuant to the DRIP to stockholders on November 16, 2020.

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

Note 11 - Income Taxes

The Company recognized consolidated income tax expense of $609 and a consolidated income tax expense of $42,727 for the years ended December 31, 2020 and 2019, respectively. These amounts relate to the operations of the Company’s TRSs, which had a consolidated net loss for the years ended December 31, 2019 and consolidated net income for the year ended December 31, 2020.

At December 31, 2020 and 2019, the Company had net deferred tax assets of $33,105 and $27,521, respectively, due to temporary differences between the timing of the GAAP recognition and tax recognition of certain expenses and net operating losses. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined it is more likely than not that the Company will not recognize the benefits of the deferred tax assets, except for the net operating losses that can be carried back to offset income in prior years. As such, a valuation allowance has been established upon such deferred tax assets as of December 31, 2020. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Note 12 - Commitments and Contingencies

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Note 13 - Subsequent Events

On January 19, 2021, the Company issued $440,000 of A Shares to THR in a private placement.