Form 10-Q
period 2021-03-31
PROCACCIANTI HOTEL REIT, INC.
filed 2021-05-14
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

OR

◻      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-56272

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of May 13, 2021, there were 3,730,752 shares of the Registrant’s Class K common stock issued and outstanding, 1,052,693 shares of the Registrant’s Class K-I common stock issued and outstanding, 50,690 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Property and equipment, net	$88,955,958	$89,588,704
Cash	9,888,023	7,404,266
Restricted cash	3,140,443	2,865,681
Accounts receivable, net	231,031	124,902
Due from related parties	90,085	68,050
Prepaid expenses and other assets, net	659,750	902,543
Total Assets	$102,965,290	$100,954,146
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$56,643,989	$56,747,853
Other debt	1,908,589	1,018,917
Accounts payable, accrued expenses and other, net	2,982,627	2,705,897
Due to related parties	2,775,868	2,648,575
Total Liabilities	64,311,073	63,121,242
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,144,695	1,172,329
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,687,243 and 3,608,062 shares issued and outstanding, respectively	36,872	36,081
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 823,558 and 666,728 shares issued and outstanding, respectively	8,236	6,668
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 47,769 and 47,769 shares issued and outstanding, respectively	478	478
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 and 537,410 shares issued and outstanding, respectively	5,814	5,374
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	42,347,679	40,343,076
Cumulative loss	(7,203,094)	(6,092,421)
Cumulative distributions	(3,528,321)	(3,528,321)
Total Stockholders’ Equity	31,668,914	30,772,185
Noncontrolling interest	5,840,608	5,888,390
Total Equity	37,509,522	36,660,575
Total Liabilities and Stockholders’ Equity	$102,965,290	$100,954,146

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Rooms	$2,663,075	$2,616,236
Food and beverage	147,203	282,552
Other operating	101,831	102,099
Total revenues	2,912,109	3,000,887
Expenses
Rooms	615,112	692,655
Food and beverage	126,574	262,810
Other property expenses	1,497,805	1,396,545
Property management fees to affiliates	87,425	90,224
Corporate general and administrative	320,238	570,909
Other fees to affiliates	143,614	549,756
Acquisition costs	—	72,149
Depreciation and amortization	776,396	662,512
Total expenses	3,567,164	4,297,560
Loss on acquisition	—	(133,521)
Operating loss	(655,055)	(1,430,194)
Interest expense, net	(631,487)	(553,010)
Unrealized gain (loss) on interest rate swap	100,453	(224,609)
Net loss before income taxes	(1,186,089)	(2,207,813)
Income tax expense	—	(7,029)
Net loss	(1,186,089)	(2,214,842)
Net loss attributable to noncontrolling interest	(75,416)	(125,259)
Net loss attributable to common stockholders	$(1,110,673)	$(2,089,583)
Net loss attributable to Class K common stockholders – basic and diluted	$(769,962)	$(1,461,066)
Net loss per Class K common share – basic and diluted	$(0.21)	$(0.48)
Weighted average number of Class K common shares outstanding – basic and diluted	3,640,406	3,042,789
Net loss attributable to Class K-I common stockholders – basic and diluted	$(161,674)	$(269,176)
Net loss per Class K-I common share – basic and diluted	$(0.21)	$(0.48)
Weighted average number of Class K-I common shares outstanding – basic and diluted	764,401	560,588
Net loss attributable to Class K-T common stockholders – basic and diluted	$(10,103)	$(22,625)
Net loss per Class K-T common share – basic and diluted	$(0.21)	$(0.48)
Weighted average number of Class K-T common shares outstanding – basic and diluted	47,769	47,119
Net loss attributable to Class A common stockholders – basic and diluted	$(120,921)	$(258,047)
Net loss per Class A common share – basic and diluted	$(0.21)	$(0.48)
Weighted average number of Class A common shares outstanding – basic and diluted	572,121	537,410
Net loss attributable to Class B common stockholders – basic and diluted	$(48,013)	$(78,669)
Net loss per Class B common share – basic and diluted	$(0.38)	$(0.63)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2020	3,608,062	$36,081	666,728	$6,668	47,769	$478	537,410	$5,374	125,000	$1,250	$40,343,076	$(6,092,421)	$(3,528,321)	$30,772,185	$5,888,390	$36,660,575
Issuance of common stock	80,181	801	156,830	1,568	—	—	44,000	440	—	—	2,368,158	—	—	2,370,967	—	2,370,967
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(104,773)	—	—	(104,773)	—	(104,773)
Repurchase of common stock	(1,000)	(10)	—	—	—	—	—	—	—	—	(7,910)	—	—	(7,920)	—	(7,920)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(250,872)	—	—	(250,872)	—	(250,872)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(1,110,673)	—	(1,110,673)	(47,782)	(1,158,455)
BALANCE, March 31, 2021	3,687,243	$36,872	823,558	$8,236	47,769	$478	581,410	$5,814	125,000	$1,250	$42,347,679	$(7,203,094)	$(3,528,321)	$31,668,914	$5,840,608	$37,509,522

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2019	2,680,845	$26,808	491,718	$4,917	45,616	$456	537,410	$5,374	125,000	$1,250	$31,607,360	$(2,265,816)	$(1,631,573)	$27,748,776	$6,564,956	$34,313,732
Issuance of common stock	617,967	6,180	137,312	1,373	2,000	20	—	—	—	—	7,436,225	—	—	7,443,798		7,443,798
Issuance of common stock pursuant to distribution reinvestment plan	2,926	29	2,669	27	373	4	—	—	—	—	56,636			56,696		56,696
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(622,973)	—	—	(622,973)	—	(622,973)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(502,102)	—	—	(502,102)	—	(502,102)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(2,089,583)	—	(2,089,583)	(63,183)	(2,152,766)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(450,397)	(450,397)	(98,000)	(548,397)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	120,050	120,050
BALANCE March 31, 2020	3,301,738	$33,017	631,699	$6,317	47,989	$480	537,410	$5,374	125,000	$1,250	$37,975,146	$(4,355,399)	$(2,081,970)	$31,584,215	$6,523,823	$38,108,038

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,186,089)	$(2,214,842)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	776,396	662,512
Amortization of deferred financing costs and debt discount as interest	(2,472)	16,422
Amortization of key money loans	(16,653)	(13,373)
Loss on acquisition	—	133,521
Unrealized (gain) loss on interest rate swap	(100,453)	224,609
Changes in operating assets and liabilities:
Accounts receivable	(106,129)	91,323
Due from related parties	(22,035)	(165,462)
Prepaid expenses and other assets	238,925	172,850
Accounts payable, accrued expenses and other	393,836	352,038
Due to related parties	158,208	778,671
Net cash provided by operating activities	133,534	38,269
Cash Flows from Investing Activities:
Acquisition of hotel property, net	—	(12,240,256)
Capital improvements	(139,782)	(49,685)
Net cash used in investing activities	(139,782)	(12,289,941)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,370,967	7,443,798
Payment of commissions and dealer manager fees and stockholder servicing fees	(104,773)	(622,973)
Payment of other offering costs to affiliate	(281,787)	—
Proceeds from mortgage note	—	2,000,000
Proceeds from other debt	889,672	—
Payments of mortgage notes principal	(101,392)	—
Payment of deferred financing costs	—	(94,770)
Distributions to stockholders	—	(393,701)
Distributions to noncontrolling interest	—	(98,000)
Contributions from noncontrolling interests	—	120,050
Repurchase of common stock	(7,920)	—
Net cash provided by financing activities	2,764,767	8,354,404
Increase (decrease) in cash and cash equivalents and restricted cash	2,758,519	(3,897,268)
Cash and cash equivalents and restricted cash, beginning of period	10,269,947	13,001,797
Cash and cash equivalents and restricted cash, end of period	$13,028,466	$9,104,529

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$9,888,023	$6,433,610
Restricted cash	3,140,443	2,670,919
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$13,028,466	$9,104,529

The Company paid the following amounts for interest and income taxes:

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$468,372	$624,940
Cash paid for income taxes	$400	$—

Supplemental Disclosure of Noncash Transactions

	Three Months Ended March 31,
	2021	2020
Common stock issued pursuant to distribution reinvestment plan	$—	$56,696
Other offering costs paid to affiliates	$—	$(274,877)
Decrease in due from related parties	$—	$274,877
Assumption of mortgage note payable	$—	$15,598,479

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

As of March 31, 2021, the Company owned interests in four select-service hotels located in four states with a total of 483 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

On September 30, 2016, the Company commenced a private offering (“Private Offering”) of shares of Class K common stock, $0.01 par value per share (“K Shares”), and units, which are comprised of four K Shares and one share of Class A common stock (“A Shares”), each with a $0.01 par value per share (“Units”), for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company terminated its Private Offering prior to the commencement of the Public Offering and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units, in the Private Offering. Of the $15,582,755 in gross proceeds raised, $2,954,095 was from the sale of A Shares to TPG Hotel REIT Investor, LLC (“THR”) to fund organization and offering expenses associated with the K Shares and Units. With the A Share proceeds from the Private Offering, the Company paid $782,705 in selling commissions, $275,794 in dealer manager fees and recognized $1,083,912 in other offering costs for the duration of the Private Offering.

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

On April 7, 2020, in response to the global pandemic of the novel coronavirus ("COVID-19"), the Company's board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, the Company's board of directors determined an estimated net asset value (“NAV”) per share of all classes of the Company's capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share (as defined below) and unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which became effective with the next authorized payment of distributions.

The offering and total dollar amount available for purchase per class in the primary portion of the Public Offering are as follows: $7.95 per K-I Share (up to $125,000,000 in shares), $8.56 per K Share (up to $125,000,000 in shares) and $8.56 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amount

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

available for purchase in the Company's DRIP are as follows: $8.13 per K-I Share (up to $12,500,000 in shares), $8.13 per K Share (up to $12,500,000 in shares), and $8.13 per K-T Share (up to $25,000,000 in shares).

Since the commencement of the Public Offering and through March 31, 2021, the Company received approximately $32,120,726 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $131,936, $102,455 and $10,512 of gross proceeds from K Shares, K-I Shares and K-T Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

On June 10, 2020, the board of directors authorized the extension of the term of the Company's Public Offering until August 14, 2021, unless further extended by the board of directors as permitted under applicable law or earlier terminated by the board of directors. The Company may, in its discretion, terminate the Public Offering at any time. If the Company's board of directors determines that it is in the Company's best interest, the Company may conduct follow-on public offerings upon the termination of the Public Offering. The Company's charter does not restrict its ability to conduct offerings in the future.

On February 27, 2020, as partial consideration for the Company's acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership ("Class K OP Units") valued at $10.00 per Class K OP Unit. Such issuance represents a total investment of $1,281,244 in Class K OP Units. Individuals with direct or indirect interests in the sellers of the Hilton Garden Inn Providence who are direct or indirect owners of the Procaccianti Companies, Inc. (the “Sponsor”) and Procaccianti Hotel Advisors, LLC (“PHA”) received only Class K OP Units and no cash as consideration.

The Company is externally managed by PHA pursuant to the Advisory Agreement (as defined below). PHA is an affiliate of the Company’s Sponsor.

Novel Coronavirus (COVID-19)

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, COVID-19 has had and continues to have a significant effect on the hospitality industry. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures, which have significantly reduced overall lodging demand. In response to government mandates and health official orders, the Springhill Suites Wilmington (as defined below) was instructed to close effective March 30, 2020 and remained closed until May 1, 2020, and other of the Company’s hotel properties were required to close food and beverage outlets.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The accompanying condensed consolidated financial statements of the Company are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At March 31, 2021, the assets of our VIEs were $67,355,956, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs’ obligations. The liabilities of our VIEs were $45,099,724 at March 31, 2021 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

The Company has no foreign operations or assets, and its operating structure includes only one segment.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assumptions and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company considers the carrying value of cash, restricted cash, accounts receivable, accounts payable and other debt to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.

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

As of March 31, 2021, the estimated fair value of the mortgage notes payable was $55,148,862 compared to the carrying value of $56,743,061. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue represents primarily room rentals, food and beverage sales, and other fees. The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenue and expenses.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At March 31, 2021 and 2020, reserves for property taxes were $674,480 and $566,511, respectively, and reserves for capital improvements were $1,683,344 and $2,039,476, respectively. The Company also included $36,140 and $64,932 of guest advance deposits as restricted cash at March 31, 2021 and 2020, respectively.

Organization and Offering Costs

Organization and offering costs (“O&O Costs”) include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. The Company charges O&O Costs against additional paid in capital on the condensed consolidated balance sheet as it raises proceeds in its Public Offering.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At March 31, 2021, the Company had no material uncertain tax positions.

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

Noncontrolling Interest

Noncontrolling interest represents the portion of equity of Procaccianti Convertible Fund, LLC ("PCF") held by owners other than the Company. Noncontrolling interest is reported in the condensed consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest are reported in the condensed consolidated statement of operations.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. 3,000 non-vested restricted K Shares held by the Company's independent directors as of March 31, 2021 are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s calculated earnings per share for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020

Net loss	$(1,110,673)	$(2,089,583)
Less: Class K Common Stock dividends declared and accumulated	628,344	453,908
Less: Class K-I Common Stock dividends declared and accumulated	131,938	83,629
Less: Class K-T Common Stock dividends declared and accumulated	8,245	7,029
Less: Class A Common Stock dividends declared and accumulated	98,834	80,171
Undistributed net loss	$(1,978,034)	$(2,714,320)
Class K Common Stock:
Undistributed net loss	$(1,398,306)	$(1,914,974)
Class K Common Stock dividends declared and accumulated	628,344	453,908
Net loss	$(769,962)	$(1,461,066)
Net loss per common share, basic and diluted	$(0.21)	$(0.48)
Weighted average number of common shares outstanding, basic and diluted	3,640,406	3,042,789
Class K-I Common Stock:
Undistributed net loss	$(293,612)	$(352,805)
Class K-I Common Stock dividends declared and accumulated	131,938	83,629
Net loss	$(161,674)	$(269,176)
Net loss per common share, basic and diluted	$(0.21)	$(0.48)
Weighted average number of common shares outstanding, basic and diluted	764,401	560,588
Class K-T Common Stock:
Undistributed net loss	$(18,348)	$(29,654)
Class K-T Common Stock dividends declared and accumulated	8,245	7,029
Net loss	$(10,103)	$(22,625)
Net loss per common share, basic and diluted	$(0.21)	$(0.48)
Weighted average number of common shares outstanding, basic and diluted	47,769	47,119
Class A Common Stock:
Undistributed net loss	$(219,755)	$(338,218)
Class A Common Stock dividends declared and accumulated	98,834	80,171
Net loss	$(120,921)	$(258,047)
Net loss per common share, basic and diluted	$(0.21)	$(0.48)
Weighted average number of common shares outstanding, basic and diluted	572,121	537,410
Class B Common Stock:
Undistributed net loss	$(48,013)	$(78,669)
Net loss per common share, basic and diluted	$(0.38)	$(0.63)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of March 31, 2021:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$11,122,539
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,166,603
Hotel Indigo Traverse City	08/15/2018		Traverse City,MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Land	$11,588,686	$11,588,686
Building and improvements	77,371,126	77,286,159
Furniture, fixtures, and equipment	7,299,647	7,244,831
Total cost	96,259,459	96,119,676
Accumulated depreciation	(7,303,501)	(6,530,972)
Property and equipment, net	$88,955,958	$89,588,704

Depreciation expense for the three months ended March 31, 2021 and 2020 was $772,529 and $659,477, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at March 31, 2021, is a $13,166,603 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $11,122,539 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”) and a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St.  Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of March 31, 2021.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents for the period ended June 30, 2020. In August 2020, the Company received a written waiver of all debt service coverage testing for the

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

test due for the periods ended June 30, 2020 and September 30, 2020, from its lender. The lender approved an additional modification of the debt service coverage test for the period ending December 31, 2020 and March 31, 2021. Therefore, as of March 31, 2021, the Staybridge Suites St. Petersburg was in compliance with its applicable covenants and all required payments have been made as agreed.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of March 31, 2021.

As a result of the negative impact of the COVID-19 pandemic, the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents for the period ended December 31, 2020. In March 2021, the Company received a written waiver of all debt service coverage testing for the test due for the periods ended December 31, 2020 through June 30, 2021, from its lender. Therefore, as of March 31, 2021, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at March 31, 2021. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

On April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the "Hotel Indigo Loan Modification Documents") with its existing lender, Citizens Bank, N.A. ("Citizens Bank"), to amend the terms of the TCI Note.

The Hotel Indigo Loan Modification Documents waived the Operating Partnership’s requirement to achieve the stated debt service coverage ratio for the period from January 1, 2020 through June 30, 2021 and provides that all net worth, liquidity and financial covenant testing and any requirements of the guarantor, TH Investment Holdings II, LLC, an affiliate of the Sponsor, to comply with such covenants are waived from January 1, 2020 through June 30, 2021. As of March 31, 2021, the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires monthly interest payments at a fixed rate of 4.25% through February 15, 2023 and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

On April 23, 2020, the Operating Partnership, through its subsidiary, and the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the "Hilton Garden Inn Loan Modification Agreement") with the lender, to amend the terms of the mortgage loan and loan documents on the HGI Note. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 are deferred until the date that is twelve months after the date each payment was originally due. The HGI Note resumed interest payments in October 2020 and began repaying previously deferred amounts in April 2021.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants are waived until the year ending December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants are waived until the year ending December 31, 2021. As of March 31, 2021, the HGI Note was compliant with the above referenced loan arrangements.

Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted here and elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on the Company's ability to satisfy its mortgage loan covenants.

Interest expense on mortgage notes payable for the three months ended March 31, 2021 and 2020 was $622,025 and $541,129, respectively.

Also included in mortgage notes payable as of March 31, 2021, is $162,921 of net deferred financing costs and debt discounts and premiums. For the three months ended March 31, 2021 and 2020, the Company amortized $2,472 and $16,422, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

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

The following table summarizes the terms of the Company's outstanding interest rate swap agreement:

		Notional				Fair Value of
		Amount as of				Liability as of
		March 31,	Interest	Effective	Maturity	March 31,
	Balance Sheet Location	2021	Rate(1)	Date	Date	2021 (2)
Interest rate swap	Accounts payable, accrued expenses and other, net	$15,092,000	5.30%	8/15/2018	8/15/2021	$(188,959)

1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium. The Company notes that the maturity date of the interest rate swap is prior to the LIBOR phase-out deadline and therefore does not expect any impact to the terms or value of the swap.
2)	Changes in fair value are recorded as unrealized gain (loss) in the condensed consolidated statements of operations as the Company did not designate this interest rate swap as a hedge. The Company valued the interest rate swap using Level 2 inputs.

Concurrent with the Hotel Indigo Loan Modification Documents, the Operating Partnership, through its subsidiary, entered into a Swap Modification Agreement with Citizens Bank (the “Swap Modification Agreement”) to modify the swap derivative contract with Citizens Bank that fixes the interest rate on the outstanding balance of the mortgage loan. The Swap Modification Agreement modified the requirements to make payments under the swap derivative contract and provided for a deferral of any payments during the period beginning on April 21, 2020 and

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ending on July 1, 2020. The Hotel Indigo Traverse City repaid the deferred swap interest and all required payments have been made as agreed.

Note 6 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program ("PPP"), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially forgivable. In 2020, the Company received $1,018,917 in PPP loans relating to the four hotel properties (the "PPP Loans"). On January 11, 2021, the PPP opened an additional round of funding, which allowed eligible borrowers that had previously received a PPP loan to apply for a second draw PPP loan with the same general terms as the first. Second draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay mortgage interest, rent, utilities, worker protection costs related to COVID-19, uninsured property damage costs caused by looting or vandalism, and certain supplier costs and expenses for operations. The Company applied for the second round of funding and received $889,672 of the approximately $1,426,712 applied for as of March 31, 2021. The remaining $537,040 of second round of funding was received in April 2021. These loans are presented as other debt on the condensed consolidated balance sheets under ASC 470, Debt.

Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loans. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. The loan forgiveness amount may be reduced if the Company terminates employees or reduces salaries during the twenty-four week period. The Company used the proceeds from the PPP Loans to retain employees and maintain payroll and make mortgage and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. The Company has applied for full forgiveness of all the first round of PPP loans and such applications are currently in review with the SBA. Upon formal written approval of the forgiveness application from the SBA, the Company intends to recognize a gain on loan extinguishment in the consolidated statement of operations equal to the amount forgiven.

Note 7 – Related Party Transactions

The Company entered into the Amended and Restated Advisory Agreement on August 2, 2018, with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On July 28, 2020, the board of directors of the Company, including all independent directors of the Company, after review of PHA's performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA. The renewal was for a one-year term and was effective on August 3, 2020.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

filing of tax returns, payment of expenses and for the performance of administrative and professional services rendered to the Company by others. The Company reimburses PHA for certain expenses and pays PHA certain fees pertaining to services provided.

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. Through December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the three months ended March 31, 2021, the Company’s Sponsor requested reimbursement for $42,004 of such administrative service expenses. This amount is included in due to related parties on the condensed consolidated balance sheet as of March 31, 2021.

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

There were no acquisition fees for the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company incurred $441,370 in acquisition fees related to the Hilton Garden Inn Providence, which are included in other fees to affiliates on the condensed consolidated statement of operations. As of March 31, 2021 and 2020, there were $979,350 and $979,350, respectively, of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $14,449 and $10,413, respectively, for the three months ended March 31, 2021 and 2020, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three months ended March 31, 2021 and 2020, the Company incurred $143,614 and $108,386, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. As of March 31, 2021 and 2020, there were $1,220,945 and $647,627, respectively, of deferred asset management fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on the outstanding asset management fees was $18,014 and $9,474 for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three months ended March 31, 2021 and 2020.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of March 31, 2021 and 2020 were paid directly by the Company and there have been no reimbursements to PHA.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

meals. For more information regarding selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, see Note 8 – “Stockholders’ Equity”.

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of March 31, 2021, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,482,919, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and through cash payments to PHA of $2,585,532. The Company may reimburse PHA and its affiliates for O&O Costs incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other O&O Costs to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of March 31, 2021, $3,523,171 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.

The Company records O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of March 31, 2021, the maximum amount allowed to be recognized by the Company in its financial statements in accordance with the rules established by the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company recognized O&O Costs of $355,645 and $1,125,074 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had a balance due to PHA for reimbursement of O&O Costs within the 15% cap of $90,872, which is included in due to related parties in the condensed consolidated balance sheet as of March 31, 2021. As of the date of this filing, the Company has reimbursed PHA for this amount.

Property Management Fee and Reimbursement

Wholly owned subsidiaries of PCF and the Operating Partnership entered into hotel management agreements with affiliates of the Company for the management of each of the Company's hotels. Under the terms of the management agreements, the manager operates and manages each hotel, including making all human resource decisions. The employees of the hotels are employed by the managers, however, pursuant to the management agreements, all compensation of hotel personnel is recorded as a direct operating expense of the hotel. The manager of each hotel is paid a base management fee equal to 3% of the respective hotel’s gross revenues and is also reimbursed for certain expenses and centralized service costs.

The terms of the in-place management agreements expire June 28, 2021, May 23, 2021, August 14, 2023 and February 26, 2025 for the Staybridge Suites St. Petersburg, the Springhill Suites Wilmington, the Hotel Indigo Traverse City, and the Hilton Garden Inn Providence, respectively.

Aggregate property management fees incurred were $87,425 and $90,224 for the three months ended March 31, 2021 and 2020, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of March 31, 2021, $38,305 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses for the three months ended March 31, 2021 and 2020 were $61,488 and $19,968, respectively. As of March 31, 2021, $12,648 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended March 31, 2021 and 2020, the Company paid $90,335 and $548, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. As of March 31, 2021, the Company had a balance of $11,424 due from TPG Risk Services, LLC, which is included in the due from related parties on the condensed consolidated balance sheet.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $12,685 and $25,776 during the three months ended March 31, 2021 and 2020, respectively, for capital expenditure costs incurred at the hotel properties. As of March 31, 2021 and 2020, $28,512 and $0, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance as of March 31, 2021, was a $45,085 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hotel Indigo Traverse City and the Hilton Garden Inn Providence.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three months ended March 31, 2021 and 2020.

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

Payment Upon Other Advisory Agreement Termination

The Company may elect not to renew the Advisory Agreement. The Company has the right to terminate the Advisory Agreement without cause, or other than in connection with a listing of the Company’s shares or a transaction involving a merger or acquisition or other than for cause (“Non-cause Advisory Agreement Termination”). If a Non-cause Advisory Agreement Termination were to occur, the Company would be obligated to make a cash payment to PHA in the amount of any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, regardless of the value of the Company’s assets or net assets. The Company would be obligated to repurchase its A Shares for an amount equal to the greater of: (1) any accrued common ordinary distributions on the A Shares plus the stated value of the outstanding A Shares ($10.00 per A Share) or (2) the amount the holders of A Shares would be

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

entitled to receive if the Company liquidated and received net liquidation proceeds equal to the fair market value (determined by appraisals as of the termination date) of the Company’s investments less any loans secured by such investments, limited in the case of non-recourse loans to the value of investments securing such loans. Any shares of Class B common stock, with a par value of $0.01 per share (“B Shares”), then outstanding would remain outstanding. The amounts payable on account of the repurchase of A Shares may be paid, in the discretion of a majority of the Company’s board of directors, including a majority of the Company’s independent directors, in the form of promissory notes bearing interest at the then-current rate, as determined in good faith by a majority of the Company’s independent directors.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 1.660% and 1.745% for the three months ended March 31, 2021 and 2020, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. Interest expense was $386 and $410 for the three months ended March 31, 2021 and 2020, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

Note 8 - Stockholders’ Equity

Under the Company’s charter, the total number of shares of common stock authorized for issuance is 248,125,000, consisting of 55,500,000 K Shares, 55,500,000 K-I Shares, 116,000,000 K-T Shares, 21,000,000 A Shares, and 125,000 B Shares.

The Company’s K Shares, K-I Shares and K-T Shares entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. Holders of K Shares, K-I Shares and K-T Shares will be entitled to receive cumulative cash distributions on each share at the rate of 7.0% per annum of each share's distribution base. Prior to March 31, 2020, distributions accrued

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

at the rate of 6.0% per annum of each share’s distribution base. The distribution base will initially be $10.00 per K Share, $10.00 per K-I Share and $10.00 per K-T Share and will be reduced for distributions that the board of directors declares and pays out of net sales proceeds from the sale or disposition of assets to the extent such distributions are not used to pay accumulated, accrued, and unpaid dividends on such K Shares, K-I Shares, and K-T Shares.

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

B Shares will have no voting rights, other than the right to vote on and approve any further issuances of or an increase in the authorized number of B Shares. In addition, if the Company were to list any shares of its common stock on a national securities exchange, the Company will repurchase its B Shares in accordance with its charter. Holders of B Shares are not entitled to distributions; however, in certain situations (other than upon liquidation) the Company may have excess cash available for distribution and the board of directors may authorize special distributions in which case the holders of B Shares would receive 12.5% of any such excess cash on a pro rata basis. Holders of B Shares would also generally be entitled to receive 12.5% of any remaining liquidation cash pro rata based on the number of B Shares outstanding.

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of March 31, 2021, under the Public Offering, the Company had issued 2,469,167 K Shares, 818,306 K-I Shares, and 47,540 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $24,048,117 from K Share issuances, $7,352,306 from K-I Share issuances, and $475,400 from K-T Share issuances. As of March 31, 2021, the Company had issued 15,237 K Shares, 11,574 K-I Shares and 1,219 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $131,936, $102,455 and $10,512, respectively. As of March 31, 2021, the Company had issued 1,000 restricted K Shares to each of the Company’s three independent directors for a total of 3,000 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of March 31, 2021, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of March 31, 2021. As of March 31, 2021, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2021, pursuant to the primary portion of the Public Offering, the Company sold 80,181 K Shares for aggregate gross proceeds of $684,167, or $8.53 per K Share, and 156,830 K-I Shares for aggregate gross proceeds of $1,246,800, or $7.95 per K-I Share. During the same period, the Company sold 44,000 A Shares to THR for aggregate gross proceeds of $440,000, or $10.00 per A Share.

Subsequent to March 31, 2021 and through May 13, 2021, pursuant to the primary portion of the Public Offering, the Company sold approximately 78,209 K Shares to investors at a weighted average price of $8.49 per K Share for gross proceeds of $664,191. The Company sold approximately 229,135 K-I Shares to investors at a weighted average price of $7.95 per K-I Share for gross proceeds of $1,821,621. The Company sold approximately 2,921 K-T Shares to investors at a weighted average price of $8.56 per K-T Share for gross proceeds of $25,000.

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

PHA was obligated to purchase sufficient A Shares to fund payment of O&O Costs associated with the Private Offering and is obligated to purchase sufficient A Shares to fund payment of O&O Costs related to the Public Offering and also to account for the difference between the applicable NAV per K-I Share and the applicable offering price per K-I Share and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts). PHA’s obligation can be fulfilled by its affiliates, including the Sponsor or entities affiliated with the Sponsor.

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of March 31, 2021, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company pays the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The Dealer Manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees are generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

connection with certain categories of sales. As of March 31, 2021, the Company recognized $2,586,805 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of March 31, 2021, the Company recognized $6,749 of stockholder servicing fees in connection with the Public Offering.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On March 20, 2020, the Company’s board of directors decided to temporarily suspend repurchases under the A&R SRP due to the negative impact of the COVID-19 pandemic on the Company’s portfolio at the time, effective with repurchase requests that would have been processed in April 2020; provided, however, the Company continued to process repurchases due to death in accordance with the terms of the A&R SRP. On June 10, 2020, the Company’s board of directors determined to fully reopen the share repurchase program to all repurchase requests commencing with the next quarter Repurchase Date, beginning in July 2020. Shares will be repurchased subject to and upon the terms and conditions of the A&R SRP.

The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company's board of directors approved outstanding repurchase requests received during the three months ended December 31, 2020, and, on February 8, 2021, the Company repurchased 1,000 K Shares for $7,920, or $7.92 per K Share. The Company's board of directors approved two outstanding repurchase requests that were received during the three months ended March 31, 2021, and, on May 7, 2021, the Company repurchased 34,700 K Shares for $289,421, or $8.34 per K Share.

The Company's board of directors approved two outstanding repurchase requests due to death that were received during the three months ended March 31, 2020, and, on May 1, 2020, the Company repurchased 23,500 K Shares for $235,000, or $10.00 per K Share.

Distributions

On January 23, 2020, the Company's board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on January 28, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since September 30, 2019, was $378,942, or $0.0016438356 per K Share per day, $65,432, or $0.0016438356 per K-I Share per day, and $6,023, or $0.0016438356 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on January 31, 2020.

On April 29, 2020, the Company's board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of March 31, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on April 30, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2020, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since December 31, 2019, was $453,908, or $0.0016393443 per K Share per day, $83,629, or $0.0016393443 per K-I Share per day, and $7,029, or $0.0016393443 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash on May 1, 2020.

On March 3, 2020, the Company's stockholders approved to amend the Company's charter (1) to increase the rate at which cash distributions on K Shares, K-I Shares and K-T Shares automatically accrue under the Company's charter from 6% to 7% per annum of the K Share Distribution Base of such K Share, K-I Share Distribution Base of such K-I Share and K-T Share Distribution Base of such K-T Share, respectively, and (2) to increase the maximum rate at which distributions on A Shares may be authorized by the Company's board of directors and declared by the Company from 6% to 7% of the stated value of an A Share ($10.00) from income and cash flow from ordinary operations on a cumulative basis. The changes pursuant to the Articles of Amendment to the Company's charter became effective beginning with distributions that accrued on March 31, 2020.

On October 27, 2020, the Company's board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of June 30, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on October 30, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2020, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since March 31, 2020, was $571,905, or $0.0019125683 per K Share per day, $109,943, or $0.0019125683 per K-I Share per day, and $8,352, or $0.0019125683 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 12, 2020.

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2020, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since June 30, 2020 was $584,848, or $0.0019125683 per K Share per day, $111,990, or $0.0019125683 per K-I Share

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

per day, and $8,444, or $0.0019125683 per K-T Share per day, respectively. On October 27, 2020, the Company's board of directors deemed it to be in the best interests of the Company for the Company to authorize, declare, and pay distributions in an aggregate amount representing approximately 30% of the accumulated distribution with respect to each K Share, K-I Share and K-T Share outstanding as of September 30, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on October 30, 2020. The Company paid $175,453, or $0.0005737705 per K Share per day, $33,597, or $0.0005737705 per K-I Share per day, and $2,533, or $0.0005737705 per K-T Share per day, respectively, in cash or in additional shares pursuant to the DRIP to stockholders on November 16, 2020.

The Company paid quarterly distributions with respect to the quarter ended March 31, 2020, the quarter ended June 30, 2020, and the partial distribution for the quarter ended September 30, 2020, with operating cash flow from its hotel properties, consistent with prior distributions. The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2020, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since September 30, 2020, was $610,742, or $0.0019125683 per K Share per day, $116,199, or $0.0019125683 per K-I Share per day, and $8,422, or $0.0019125683 per K-T Share per day, respectively.

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2021, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since December 31, 2020, was $628,344, or $0.0019178082 per K Share per day, $131,938, or $0.0019178082 per K-I Share per day, and $8,245, or $0.0019178082 per K-T Share per day, respectively.

Note 9 - Income Taxes

The Company recognized consolidated income tax expense of $0 and $7,029 for the three months ended March 31, 2021 and 2020, respectively. These amounts relate to the operations of the Company’s TRSs.

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

The following discussions and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements, the notes thereto, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2021 (“Annual Report”).

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

Additional factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

●	our ability to raise proceeds in our Public Offering (as defined below);

●	our ability to effectively deploy the proceeds raised in our Public Offering;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles ("GAAP").

Other risks include those described under the section entitled Item 1A. “Risk Factors” of Part I our Annual Report and subsequent quarterly reports. Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of March 31, 2021, we owned an interest in four select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available or, if available, that the terms will be acceptable to us.

On September 30, 2016, we commenced a private offering (“Private Offering”) of K Shares, $0.01 par value per share, and units, which are comprised of four K Shares and one share of Class A common stock (“A Shares”), each $0.01 par value per share (“Units”), for $10.00 per K Share and $50.00 per Unit, with a targeted maximum offering of  $150,000,000 in K Shares (including K Shares sold as part of a Unit) to accredited investors only pursuant to a confidential private placement memorandum exempt from registration under the Securities Act. PHA and its affiliates agreed to purchase A Shares (separate from the purchase of Units) at $10.00 per share. We terminated our Private Offering prior to the commencement of the Public Offering (as defined below), and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units, in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to TPG Hotel REIT Investor, LLC (“THR”), an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units.

On August 14, 2018, we commenced our public offering (“Public Offering”) pursuant to a Registration Statement on Form S-11 (Registration No. 333-217578) (“Registration Statement”), filed under the Securities Act with the SEC, to offer up to $550,000,000 in shares of common stock, including $500,000,000 in shares of common stock pursuant to the primary offering, consisting of the following three share classes: K Shares, at an initial offering price of $10.00 per K Share, K-I Shares, at an initial offering price of $9.50 per K-I Share, and K-T Shares, at an initial offering price of $10.00 per K-T Share and $50,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the “DRIP”), at $9.50 per K Share, $9.50 per K-I Share and $9.50 per K-T Share. On November 16, 2018, we revised the offering price per K-I Share in the primary offering from $9.50 to $9.30 per K-I Share.

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

As of June 10, 2020, following the determination of an updated estimated NAV per share for all share classes, the offering and total dollar amount available for purchase per class in the primary offering of our Public Offering are as follows: $8.56 per K Share (up to $125,000,000 in shares), $7.95 per K-I Share (up to $125,000,000 in shares) and $8.56 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amounts available for purchase in our DRIP are as follows: $8.13 per K Share (up to $12,500,000 in shares), $8.13 per K-I Share (up to $12,500,000 in shares) and $8.13 per K-T Share (up to $25,000,000 in shares). On June 10, 2020, our board of directors also approved the resumption of our share repurchase programs as it relates to all repurchase requests commencing with the July 2020 repurchase date.

Since the commencement of the Public Offering and as of March 31, 2021, we received approximately $32,120,726 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $131,936 of K Shares, $102,455 of K-I Shares and $10,512 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019, and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of May 13, 2021, we had sold 3,819,230 K Shares, 1,059,025 K-I Shares, 51,690 K-T Shares and 581,410 A Shares in all our offerings for gross proceeds of approximately $37,242,903, $9,276,482, $511,012 and $5,814,095, respectively, and $52,844,493 in the aggregate. These gross proceeds are inclusive of 15,237 K Shares, 11,574 K-I Shares and 1,219 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of approximately $131,936, $102,455 and $10,512, respectively, or $244,904 in the aggregate.

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

S2K Financial LLC is the dealer manager for our offering and is responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. Through December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the three months ended March 31, 2021, our Sponsor requested reimbursement for $42,004 of such administrative service expenses. This amount is included in due to related parties on the condensed consolidated balance sheet as of March 31, 2021.

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

During each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the twelve months ended March 31, 2019. We incurred operating expenses of approximately $1,567,373 and incurred an Excess Amount of approximately $1,143,625 during the twelve months ended June 30, 2019. We incurred operating expenses of approximately $1,529,939 and incurred an Excess Amount of approximately $760,883 during the twelve months ended September 30, 2019. We incurred operating expenses of approximately $1,445,599 and incurred an Excess Amount of approximately $94,280 during the twelve months ended December 31, 2019. We incurred operating expenses of approximately $1,551,924 and incurred an Excess Amount of approximately $1,076,317 during the twelve months ended March 31, 2020. We incurred operating expenses of approximately $1,581,502 and incurred an Excess Amount of approximately $1,607,059 during the twelve months ended June 30, 2020. We incurred operating expenses of approximately $1,525,833 and incurred an Excess Amount of approximately $1,616,428 during the twelve months ended September 30, 2020. We incurred operating expenses of approximately $1,488,180 and incurred an Excess Amount of approximately $1,744,213 during the twelve months ended December 31, 2020. We incurred operating expenses of approximately $1,808,418 and incurred an Excess Amount of approximately $1,995,219 during the twelve months ended March 31, 2021. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021 was justified as unusual and non-recurring as we continue to raise and deploy capital and weather the impact of the COVID-19 pandemic.

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

Recent Developments

COVID-19 Impact

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic is significant. We experienced an initial decline in hotel revenue that began in our first fiscal quarter of 2020. However, with the continuing spread of the COVID-19 pandemic and the unprecedented governmental measures implemented in response, the impact of the COVID-19 pandemic accelerated rapidly, and we experienced a much greater effect on occupancy and hotel revenue per room (“RevPAR”) throughout our hotel portfolio. We experienced reservation cancellations as well as a reduction in new reservations relative to prior expectations. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of group bookings. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. All four of our hotel properties were open and operational as of the date of this filing.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially forgivable. In May 2020, we received $1,018,917 in PPP loans relating to our four hotel properties. We have applied for full forgiveness of these loans. The applications are currently in review with the SBA. We applied for the second round of funding and received $889,672 as of March 31, 2021, and an additional $537,040 as of the date of this filing.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at March 31, 2021.

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

For information on distributions paid during the three months ended March 31, 2021 refer to Note 8 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021		2020
Distributions paid in cash	$—		$393,701
Distributions reinvested	—		56,696
Total distributions	$—		$450,397
Source of distributions:
Cash flows provided by operations	$—	—%	$393,701	87%
Offering proceeds from issuance of common stock pursuant to the DRIP	—	—%	56,696	13%
Total sources	$—	—%	$450,397	100%

Although the tax composition of such distributions may be a return of capital, distributions for the three months ended March 31, 2020 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2021 and 2020. The ability to compare one period to another is significantly affected by the acquisition completed on February 27, 2020, and the effect of COVID-19. We commenced real estate operations on March 29, 2018, in connection with our first investment, a 51% ownership interest in two select-service hotel properties, the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg, through our joint venture with Procaccianti Convertible Fund, LLC (“PCF”), an affiliate of our Sponsor. We completed our second investment, a 100% fee simple interest in the Hotel Indigo Traverse City, a select-service hotel property, on August 15, 2018. We completed our third investment in the Hilton Garden Inn Providence, a select-service hotel property, on February 27, 2020. Therefore, our results of operations for the three months ended March 31, 2021 are not directly comparable to those for the three months ended March 31, 2020.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I, Item 1A “Risk Factors” of our Annual Report and in Part II, Item 1A. “Risk Factors” of this Quarterly Report, including but not limited to the COVID-19 pandemic, as discussed below, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

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

Our Sponsor’s principals and senior executives, and our highly experienced property level management teams employed by TPG Hotels & Resorts, Inc., our hospitality and property management affiliate, have over three decades of experience in the hospitality industry, and have weathered many market swings, including experience dealing with the impacts of previous disruptive events such as 9/11 and the significant recession of 2008.

Our primary responsibility is to ensure the safety and security of hotel employees and the guests we serve, by facilitating healthy environments. To that end, we have equipped staff with appropriate training, tools and protocols crafted in accordance with the Centers for Disease Control and Prevention guidance and best practices. At all of our hotel properties, additional cleanliness procedures have been implemented, which include, but are not limited to:

●	Placing additional hand sanitizer dispensers throughout each property, especially around frequent contact ‘touch points’ and hard surfaces touched by numerous people, such as elevators, food and beverage areas, front desks, fitness rooms and public restroom facilities;
●	Increased sanitizing efforts in public areas using disinfecting products, with a focus on areas touched by multiple people, such as door handles, elevator buttons and room key cards; and
●	Implementing protocols to more frequently sanitize guest room surfaces using disinfecting products, including faucets, remote controls, pens, phones and clock radios.

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

●	Revenue strategies include focusing on occupancy driven revenue as opposed to rate driven revenue, which is accomplished by pursuing and accepting business that may not be in the traditional preferred rate range while continuing to maintain current and previous hotel accounts and providing incentives to rebook on future dates.
●	Expense strategies include the implementation of cost saving measures such as: staffing reductions, furloughs, limiting services, energy conservation measures, etc.

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

The extent and duration of the effects of COVID-19 are not yet clear. These uncertainties make it difficult to predict operating results for our hotels for 2021. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earning at our hotels. For more information, see Part I, Item 1A. “Risk Factors” included in our Annual Report.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $2,663,075 for the three months ended March 31, 2021 from $2,616,236 for the three months ended March 31, 2020. The net increase of $46,839 was due to the incremental rooms revenue of $245,553 generated by the Hilton Garden Inn Providence that we acquired on February 27, 2020 which was significantly offset by the negative impact of the COVID-19 pandemic on the hospitality industry, which caused a decrease in our rooms revenues of $198,714 in our other three hotel properties. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in most of our hotel properties experiencing significant declines in occupancy. Our hotel properties also experienced lower daily rates in an attempt to entice customers to stay at the hotel properties.

The following presents the hotel operating results for the three months ended March 31, 2021 for the full portfolio:

	Total Portfolio
	January	February	March
Number of hotels	4	4	4
Number of rooms	483	483	483

Average Occupancy Percentage	38.18%	54.98%	65.82%
ADR	$111.39	$116.34	$117.07
RevPAR	$42.47	$65.61	$78.61

A comparison of hotel rooms revenues for the hotels owned continuously for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$533,898	$641,869	$(107,971)	(16.82)%
Staybridge Suites St. Petersburg	1,086,706	1,086,214	492	0.05%
Hotel Indigo Traverse City	572,070	663,305	(91,235)	(13.75)%
	$2,192,674	$2,391,388	$(198,714)

The decrease in rooms revenues of $107,971, or 16.82%, at the Springhill Suites Wilmington is primarily driven by decreases in both occupancy and the average daily rate compared to the prior year. Occupancy at the Springhill Suites Wilmington decreased from 54.35% for the three months ended March 31, 2020 to 52.25% for the three months ended March 31, 2021. The average daily rate at the Springhill Suites Wilmington decreased from $108 for the three months ended March 31, 2020 to $95 for the three months ended March 31, 2021, a decrease of 12.52%.

Rooms revenues at the Staybridge Suites St. Petersburg was relatively flat with prior year, increasing $492, or 0.05%, as an increase in occupancy was almost entirely offset by a decrease in the average daily rate. Occupancy at the Staybridge Suites St. Petersburg increased from 64.75% for the three months ended March 31, 2020 to 77.01% for the three months ended March 31, 2021. The average daily rate at the Staybridge Suites St. Petersburg decreased from $155 for the three months ended March 31, 2020 to $132 for the three months ended March 31, 2021, a decrease of 14.95%.

The decrease in rooms revenues of $91,235, or 13.75%, at the Hotel Indigo Traverse City is primarily driven by a decrease in occupancy partially offset by an increase in the average daily rate compared to the prior year. Occupancy at the Hotel Indigo Traverse City decreased from 59.65% for the three months ended March 31, 2020 to 46.79% for the three months ended March 31, 2021. The average daily rate at the Hotel Indigo Traverse City increased from $114 for the three months ended March 31, 2020 to $127 for the three months ended March 31, 2021, an increase of 11.16%.

Food and beverage revenues

Food and beverage revenues decreased to $147,203 for the three months ended March 31, 2021 from $282,552 for the three months ended March 31, 2020. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $135,349 decrease from the prior year period is due to the negative impact of the COVID-19 pandemic on the hospitality industry, as the food and beverage revenues generated by the Hilton Garden Inn Providence, which was acquired on February 27, 2020, declined $15,733, or 91.6%, compared to the prior year period. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, to cause significant declines in occupancy at most of our hotel properties. Government mandates also resulted in the closure of food and beverage outlets during the three months ended March 31, 2021.

Other operating revenues

Other operating revenues decreased slightly to $101,831 for the three months ended March 31, 2021 from $102,099 for the three months ended March 31, 2020. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $268 decrease from the prior year period is primarily due to a decrease in other operating revenues at the Hotel Indigo Traverse City, almost completely offset by the acquisition of the Hilton Garden Inn Providence, which generated $5,294 in incremental other operating revenues and a $2,139 increase in other operating revenues.

Rooms expenses

Rooms expenses decreased to $615,112 for the three months ended March 31, 2021 from $692,655 for the three months ended March 31, 2020. The $77,543 net decrease in rooms expenses is primarily due to the impact of the COVID-19 pandemic, which caused us to implement cost saving strategies. The decrease is partially offset by the acquisition of the Hilton Garden Inn Providence, which generated an additional $66,188 in rooms expenses compared to the prior year. Rooms expenses are primarily driven by the corresponding revenue account and occupancy.

Food and beverage expenses

Food and beverage expenses were $126,574 and $262,810 for the three months ended March 31, 2021 and 2020, respectively. The $136,236 decrease in food and beverage expense is primarily due to the impact of the COVID-19 pandemic, which caused us to implement cost saving strategies. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Government mandates also resulted in the closure of food and beverage outlets during the three months ended March 31, 2021.

Other property expenses

Other property expenses were $1,497,805 and $1,396,545, for the three months ended March 31, 2021 and 2020, respectively. The $101,260 increase in other property expenses is primarily driven by the acquisition of the Hilton Garden Inn Providence. The $213,793 increase attributable to the Hilton Garden Inn Providence is offset by a decrease of $112,533 at our other hotel properties due to the impact of the COVID-19 pandemic, which caused us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $87,425 and $90,224 for the three months ended March 31, 2021 and 2020, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $2,799 decrease in property management fees is due to the incremental property management fees attributable to the Hilton Garden Inn Providence offset by the negative impact of the COVID-19 pandemic on revenues for our remaining hotel properties.

Corporate general and administrative

Corporate general and administrative expenses were $320,238 and $570,909 for the three months ended March 31, 2021 and 2020, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $250,671 decrease is primarily due to one-time expenses related to the acquisition of the Hilton Garden Inn Providence in the first three months of 2020 and reduced expenses associated with the implementation of cost saving strategies such as negotiations of fee reductions with various vendors.

Other fees to affiliates

Other fees to affiliates were $143,614 and $549,756 for the three months ended March 31, 2021 and 2020, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $143,614 for the three months ended March 31, 2021 from $108,386 for the three months ended March 31, 2020. The $35,228 increase in asset management fees is primarily driven by the incremental fees associated with the Hilton Garden Inn Providence, acquired on February 27, 2020. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. There were no acquisition fees incurred for the three months ended March 31, 2021. Acquisition fees incurred for the three months ended March 31, 2020 were $441,370 and related to the purchase of the Hilton Garden Inn Providence.

Depreciation and amortization

Depreciation and amortization expenses were $776,396 and $662,512 for the three months ended March 31, 2021 and 2020, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $113,884 increase in depreciation and amortization expense is primarily the result of owning the Hilton Garden Inn Providence for the full three months ended March 31, 2021.

Interest expense, net

Interest expense, net, was $631,487 and $553,010 for the three months ended March 31, 2021 and 2020, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. The $78,477 increase in interest expense is primarily the result of owning the Hilton Garden Inn Providence during the full three months ended March 31, 2021. Additionally, for the three months ended March 31, 2021, we incurred $30,607 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,079 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $21,730 and $25,727 for three months ended March 31, 2021 and 2020, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Unrealized gain (loss) on interest rate swap

Unrealized gain on our interest rate swap was $100,453 and unrealized loss on our interest rate swap was $224,609 for the three months ended March 31, 2021 and 2020, respectively, and relates to changes in interest rates and time remaining until maturity.

Income tax benefit or expense

We had income tax expense of $0 and $7,029 for the three months ended March 31, 2021 and 2020, respectively, related to taxable income at the TRSs.

Net income or loss

For the three months ended March 31, 2021, we had a net loss of $1,186,089 compared to a net loss of $2,214,842 for the three months ended March 31, 2020. The decrease in net loss of $1,028,753 is the result of the revenue and expense changes discussed above.

Net income or loss attributable to noncontrolling interests

Net loss relating to noncontrolling interests was $75,416 and $125,259 for the three months ended March 31, 2021 and 2020, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic is significant. We experienced an initial decline in hotel revenue that began in March 2020. However, with the increased spread of the COVID-19 pandemic across the globe, the impact accelerated rapidly, and we saw a much greater effect on occupancy and hotel RevPAR throughout our hotel portfolio. We expect the occupancy and RevPAR reduction associated with the COVID-19 pandemic to continue throughout 2021. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. Additionally, many of our hotel properties were ordered to shut down food and beverage services in response to government mandates.

In anticipation of a significant strain on the hotels’ cash flows, we have implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments for a period of three to twelve months, and we have utilized provisions from the CARES Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we received $1,018,917 in first round PPP loans related to our four hotel properties. As of March 31, 2021, we applied for approximately $1,426,711 of second round PPP loans, of which we received $889,672 of the funds. For more information, refer to Note 7 – “Other Debt” to our unaudited interim condensed consolidated financial statements. We made modifications to our existing debt, and, during the second, third, and fourth quarters of 2020, we entered into loan modification agreements with certain of our lenders to relieve some pressure on these properties. For more information, refer to Note 4 – “Mortgage Notes Payable” to our unaudited interim condensed consolidated financial statements.

While efforts to reduce operating costs have been made, we cannot be certain as to what level of savings can be maintained overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We expect that the COVID-19 pandemic will have a significant negative impact on our results of operations, financial position and cash flow for at least the first-half of 2021. As a result, we have reduced our planned capital expenditures outside the normal course of business and are working closely with our hotel managers to reduce our hotels' operating expenses.

Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the COVID-19 pandemic. For an unknown period related to a slowdown in the U.S. economy, there may be increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow. Further, the market and economic challenges associated with COVID-19 could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

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

In addition, the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We paid quarterly distributions with respect to the quarters ended March 31, 2020 and June 30, 2020, and the partial distribution for the quarter ended September 30, 2020, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the three months ended March 31, 2021. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the three months ended March 31, 2021 and 2020.

Cash Flows Provided by (Used in) Operating Activities

As of March 31, 2021, we owned an interest in four hotel properties. We owned an interest in four hotel properties for the full three months ended March 31, 2021, and for one month and three days during the three months ended March 31, 2020. During the three months ended March 31, 2021, net cash provided by operating activities was $133,534 compared to the net cash provided by operating activities of $38,269 for the three months ended March 31, 2020. Our operating cash flows during the three months ended March 31, 2021 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the three months ended March 31, 2020 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the net loss incurred on the Hilton Garden Inn Providence acquisition, the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2021, net cash used in investing activities was $139,782 and was the result of capital improvements at our hotel properties. During the three months ended March 31, 2020, cash used in investing activities was $12,289,941, which represented the investment in the Hilton Garden Inn Providence, net, and capital improvements at our hotel properties.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $2,764,767. We received proceeds of $2,370,967 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $104,773 and payments to PHA for O&O Costs totaling $281,787, for the three months ended March 31, 2021. We received $889,672 of cash relating to the second round of PPP loans. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”) and the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) totaling $101,392. Additionally, we repurchased $7,920 of outstanding common stock. During the three months ended March 31, 2020, net cash provided by financing activities was $8,354,404. We received $2,000,000 of mortgage note proceeds relating to the acquisition of the Hilton Garden Inn Providence offset by $94,770 of deferred financing costs incurred. We received proceeds of $7,443,798 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $622,973 for the three months ended March 31, 2020. We paid cash distributions of $393,701 to stockholders with proceeds from operations. Cash flow from financing activities for the three months ended March 31, 2020 also includes $98,000 of distributions and $120,050 of contributions from noncontrolling interest.

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

As a result of the negative impact of the COVID-19 pandemic, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents for the period ended June 30, 2020. In August 2020, we received a written waiver of all debt service coverage testing for the test due for the periods ended June 30, 2020 and September 30, 2020, from the lender. The lender approved an additional modification of the debt service coverage test for the period ending December 31, 2020 and March 31, 2021. Therefore, as of March 31, 2021, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with its covenant requirements and all required payments have been made as agreed.

As of December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents. In March 2021, we received a written waiver of all debt service coverage testing for the test due for the periods ended December 31, 2020 through June 30, 2021, from the lender. Therefore, as of March 31, 2021, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with its covenant requirements and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of March 31, 2021 are as follows:

	2021	2022-2023	2024-2025	Thereafter	Total
Outstanding debt obligations	$15,387,967	$1,053,768	$39,876,308	$—	$56,318,043
Interest payments on outstanding debt obligations	1,590,641	3,906,176	1,893,673	—	7,390,490
Total	$16,978,608	$4,959,944	$41,769,981	$—	$63,708,533

Contractual obligations presented above exclude the impact of our outstanding PPP loans, which we expect to be fully forgiven.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments and the corresponding expenses associated with that process are operational features of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (“Nareit”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income (loss) as determined under GAAP.

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

Historical accounting convention (in accordance with GAAP) for real estate assets requires companies to report its investment in real estate at its carrying value, which consists of capitalizing the cost of acquisitions, development, construction, improvements and significant replacements, less depreciation and amortization and asset impairment write-downs, if any, which is not necessarily equivalent to the fair market value of its investment in real estate assets

The historical accounting convention requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which could be the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since fair value of real estate assets historically rises and falls with market conditions including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation could be less informative.

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

Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (“IPA”), an industry trade group, has standardized a measure known as modified FFO (“MFFO”), which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Reconciliation of net loss to MFFO:
Net loss	$(1,186,089)	$(2,214,842)
Depreciation and amortization	776,396	662,512
Loss on acquisition	—	133,521
FFO	(409,693)	(1,418,809)
Less noncontrolling interest:
Net loss attributable to noncontrolling interest	75,416	125,259
Depreciation and amortization attributable to noncontrolling interest	(170,484)	(171,733)
FFO attributable to common stockholders	(504,761)	(1,465,283)
Acquisition fees and expenses	—	513,519
Amortization of deferred financing costs and debt discounts and premiums as interest	(2,472)	16,422
Unrealized (gain) loss on interest rate swap	(100,453)	224,609
MFFO attributable to common stockholders	$(607,686)	$(710,733)

Related-Party Transactions and Agreements

We have entered into agreements with PHA and its affiliates whereby we pay certain fees to, or reimburse certain expenses of, PHA or its affiliates for acquisition fees and expenses, asset management fees, disposition fees, property management fees, O&O Costs and reimbursement of certain operating costs. Refer to Note 7 – “Related Party Transactions” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2021, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings and, to our knowledge, no material legal proceedings are threatened against the Company. From time to time, we may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings as of the time of this Quarterly Report will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 19, 2021, we sold an aggregate of $440,000 of A Shares, or 44,000 A Shares, to THR. Such sale was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act. No selling commissions, dealer manager fees or other organization and offering expenses were payable in connection with such sale. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary portion of our Public Offering.

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

On May 23, 2019, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the COVID-19 pandemic, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share.

From the commencement of the Public Offering through March 31, 2021, we sold 2,469,167 K Shares at a weighted average price of $9.74 per share for gross proceeds of $24,048,117, 818,306 K-I Shares at a weighted average price of $8.98 per share for gross proceeds of $7,352,306, 47,540 K-T Shares at a weighted average price of $10.00 per share for gross proceeds of $475,400, for total gross proceeds of $31,875,823 in the Public Offering. During the same period, pursuant to the DRIP, we issued 15,237 K Shares to investors at a weighted average of $8.66 per K Share for gross proceeds of $131,936, 11,574 K-I Shares at a weighted average of $8.85 per K-I Share for gross proceeds of $102,455, and 1,129 K-T Shares at a weighted average of $8.62 per K-T Share for gross proceeds of $10,512, for total gross DRIP proceeds of $244,903. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement.

From commencement of the Public Offering through March 31, 2021, we had incurred $2,593,554 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through March 31, 2021, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through March 31, 2021, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$2,593,554	Actual
Other organization and offering costs	2,619,055	Actual
Total	$5,212,609

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of March 31, 2021, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $45,597,715.

We expect to continue to use the net proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of March 31, 2021, we had an ownership interest in four hotel properties with an aggregate initial purchase price of $63,322,489, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings.

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

On March 20, 2020, our board of directors decided to temporarily suspend repurchases under our share repurchase program effective with repurchase requests that would have been processed in April 2020 due to the negative impact of the COVID-19 pandemic on our portfolio at the time; provided, however, we continued to process repurchases due to death in accordance with the terms of our share repurchase program. On June 10, 2020, the board of directors determined to fully reopen the share repurchase program to all repurchase requests commencing with the next quarter repurchase date, in July 2020. Shares will be repurchased subject to and upon the terms and conditions of our share repurchase program and repurchase prices will be based upon the estimated per share NAVs in accordance with the terms of the share repurchase program. Any unprocessed requests will automatically roll over to be considered for repurchase unless a stockholder withdraws the request for repurchase five business days prior to the next repurchase date.

During the three months ended March 31, 2021, we fulfilled repurchase requests and repurchased K Shares pursuant to our share repurchase program as follows:

			Total Numbers of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	Available that may yet
	Shares Requested to	Average Price	Announced Plans and	be Repurchased under
Period	be Repurchased	Paid per Share	Programs	the Program
January 2021	—	$—	—	(1)
February 2021	—	$7.92	1,000	(1)
March 2021	34,700	$—	—	(1)
	34,700		1,000

(1)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap).

Our board of directors approved outstanding repurchase requests received during the three months ended December 31, 2020, and, on February 8, 2021, we repurchased 1,000 K Shares for $7,920, or $7.92 per K Share. Our board of directors approved two outstanding repurchase requests that were received during the three months ended March 31, 2021, and, on May 7, 2021, we repurchased 34,700 K Shares for $289,421, or $8.34 per K Share.

Our board of directors approved two outstanding repurchase requests due to death that were received during the three months ended March 31, 2020, and, on May 1, 2020, we repurchased 23,500 K Shares for $235,000, or $10.00 per K Share.

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

3.2	Bylaws of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017 and incorporated herein by reference).

3.3*	Articles of Amendment of Procaccianti Hotel REIT, Inc., effective as of March 31, 2020 (previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2020)

3.4

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

*Filed herewith.

**Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROCACCIANTI HOTEL REIT, INC.

Date: May 14, 2021	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)