Form 10-Q
period 2021-06-30
PROCACCIANTI HOTEL REIT, INC.
filed 2021-08-16
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 11, 2021, there were 3,963,287 shares of the Registrant’s Class K common stock issued and outstanding, 1,274,635 shares of the Registrant’s Class K-I common stock issued and outstanding, 60,237 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Property and equipment, net	$88,344,600	$89,588,704
Cash	6,324,665	7,404,266
Restricted cash	3,579,841	2,865,681
Loan Receivable	7,689,594	—
Accounts receivable, net	353,962	124,902
Due from related parties	167,782	68,050
Prepaid expenses and other assets, net	2,533,984	902,543
Total Assets	$108,994,428	$100,954,146
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$56,541,989	$56,747,853
Other debt	1,810,272	1,018,917
Accounts payable, accrued expenses and other, net	4,196,442	2,705,897
Due to related parties	3,602,284	2,648,575
Total Liabilities	66,150,987	63,121,242
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,169,067	1,172,329
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,862,693 and 3,608,062 shares issued and outstanding, respectively	38,626	36,081
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,126,120 and 666,728 shares issued and outstanding, respectively	11,261	6,668
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 57,699 and 47,769 shares issued and outstanding, respectively	577	478
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 and 537,410 shares issued and outstanding, respectively	5,814	5,374
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	45,725,645	40,343,076
Cumulative loss	(6,151,020)	(6,092,421)
Cumulative distributions	(3,528,321)	(3,528,321)
Total Stockholders’ Equity	36,103,832	30,772,185
Noncontrolling interest	5,570,542	5,888,390
Total Equity	41,674,374	36,660,575
Total Liabilities and Stockholders’ Equity	$108,994,428	$100,954,146

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rooms	$5,589,194	$1,703,313	$8,252,269	$4,319,549
Food and beverage	513,997	200,832	661,200	483,384
Other operating	171,210	66,789	273,041	168,888
Total revenues	6,274,401	1,970,934	9,186,510	4,971,821
Expenses
Rooms	1,154,082	367,559	1,769,194	1,060,214
Food and beverage	317,783	101,136	444,357	363,946
Other property expenses	1,953,749	1,143,844	3,451,554	2,540,389
Property management fees to affiliates	188,317	59,153	275,742	149,377
Corporate general and administrative	399,162	367,513	719,400	938,422
Other fees to affiliates	143,928	143,131	287,542	692,887
Acquisition costs	—	—	—	72,149
Depreciation and amortization	783,245	782,050	1,559,641	1,444,562
Total expenses	4,940,266	2,964,386	8,507,430	7,261,946
Loss on acquisition	—	—	—	(133,521)
Operating income (loss)	1,334,135	(993,452)	679,080	(2,423,646)
Gain on loan extinguishment	635,317	—	635,317	—
Interest expense, net	(673,090)	(711,859)	(1,304,577)	(1,264,869)
Unrealized gain (loss) on interest rate swap	102,798	53,851	203,251	(170,758)
Net income (loss) before income taxes	1,399,160	(1,651,460)	213,071	(3,859,273)
Income tax (expense) benefit	(1,350)	669	(1,350)	(6,360)
Net income (loss)	1,397,810	(1,650,791)	211,721	(3,865,633)
Net income (loss) attributable to noncontrolling interest	345,736	(340,453)	270,320	(465,712)
Net income (loss) attributable to common stockholders	$1,052,074	$(1,310,338)	$(58,599)	$(3,399,921)
Net income (loss) attributable to Class K common stockholders – basic and diluted	$730,429	$(914,885)	$(10,598)	$(2,377,722)
Net income (loss) per Class K common share – basic and diluted	$0.19	$(0.28)	$(0.00)	$(0.75)
Weighted average number of Class K common shares outstanding – basic and diluted	3,761,959	3,285,727	3,701,519	3,164,258
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$196,335	$(175,892)	$(2,544)	$(447,643)
Net income (loss) per Class K-I common share – basic and diluted	$0.19	$(0.28)	$(0.00)	$(0.75)
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,011,194	631,699	888,479	596,143
Net income (loss) attributable to Class K-T common stockholders – basic and diluted	$9,967	$(13,362)	$(142)	$(35,768)
Net income (loss) per Class K-T common share – basic and diluted	$0.19	$(0.28)	$(0.00)	$(0.75)
Weighted average number of Class K-T common shares outstanding – basic and diluted	51,338	47,989	49,563	47,554
Net income (loss) attributable to Class A common stockholders – basic and diluted	$112,888	$(149,638)	$(1,567)	$(404,337)
Net income (loss) per Class A common share – basic and diluted	$0.19	$(0.28)	$(0.00)	$(0.75)
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	537,410	576,791	537,410
Net income (loss) attributable to Class B common stockholders – basic and diluted	$2,455	$(56,561)	$(43,748)	$(134,451)
Net income (loss) per Class B common share – basic and diluted	$0.02	$(0.45)	$(0.35)	$(1.08)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2020	3,608,062	$36,081	666,728	$6,668	47,769	$478	537,410	$5,374	125,000	$1,250	$40,343,076	$(6,092,421)	$(3,528,321)	$30,772,185	$5,888,390	$36,660,575
Issuance of common stock	80,181	801	156,830	1,568	—	—	44,000	440	—	—	2,368,158	—	—	2,370,967	—	2,370,967
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(104,773)	—	—	(104,773)	—	(104,773)
Repurchase of common stock	(1,000)	(10)	—	—	—	—	—	—	—	—	(7,910)	—	—	(7,920)	—	(7,920)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(250,872)	—	—	(250,872)	—	(250,872)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(1,110,673)	—	(1,110,673)	(47,782)	(1,158,455)
BALANCE, March 31, 2021	3,687,243	36,872	823,558	8,236	47,769	478	581,410	5,814	125,000	1,250	42,347,679	(7,203,094)	(3,528,321)	31,668,914	5,840,608	37,509,522
Issuance of common stock	210,150	2,101	302,562	3,025	9,930	99	—	—	—	—	4,315,087	—	—	4,320,312	—	4,320,312
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(254,489)	—	—	(254,489)	—	(254,489)
Repurchase of common stock	(34,700)	(347)									(289,074)			(289,421)		(289,421)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(393,558)	—	—	(393,558)	—	(393,558)
Net Income	—	—	—	—	—	—	—	—	—	—	—	1,052,074	—	1,052,074	321,364	1,373,438
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(591,430)	(591,430)
BALANCE, June 30, 2021	3,862,693	$38,626	1,126,120	$11,261	57,699	$577	581,410	$5,814	125,000	$1,250	$45,725,645	$(6,151,020)	$(3,528,321)	$36,103,832	$5,570,542	$41,674,374

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2019	2,680,845	$26,808	491,718	$4,917	45,616	$456	537,410	$5,374	125,000	$1,250	$31,607,360	$(2,265,816)	$(1,631,573)	$27,748,776	$6,564,956	$34,313,732
Issuance of common stock	617,967	6,180	137,312	1,373	2,000	20	—	—	—	—	7,436,225	—	—	7,443,798		7,443,798
Issuance of common stock pursuant to distribution reinvestment plan	2,926	29	2,669	27	373	4	—	—	—	—	56,636			56,696		56,696
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(622,973)	—	—	(622,973)	—	(622,973)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(502,102)	—	—	(502,102)	—	(502,102)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(2,089,583)	—	(2,089,583)	(63,183)	(2,152,766)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(450,397)	(450,397)	(98,000)	(548,397)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	120,050	120,050
BALANCE March 31, 2020	3,301,738	33,017	631,699	6,317	47,989	480	537,410	5,374	125,000	1,250	37,975,146	(4,355,399)	(2,081,970)	31,584,215	6,523,823	38,108,038
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,145)	—	—	(1,145)	—	(1,145)
Repurchase of common stock	(23,500)	(235)	—	—	—	—	—	—	—	—	(234,765)	—	—	(235,000)	—	(235,000)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(1,310,338)	—	(1,310,338)	(304,175)	(1,614,513)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(544,566)	(544,566)	—	(544,566)
BALANCE June 30, 2020	3,278,238	$32,782	631,699	$6,317	47,989	$480	537,410	$5,374	125,000	$1,250	$37,739,236	$(5,665,737)	$(2,626,536)	$29,493,166	$6,219,648	$35,712,814

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$211,721	$(3,865,633)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,559,641	1,444,562
Amortization of deferred financing costs and debt discount as interest	(4,942)	13,952
Amortization of key money loans	(30,029)	(26,750)
Loss on acquisition	—	133,521
Gain on extinguishment of debt	(635,317)	—
Unrealized (gain) loss on interest rate swap	(203,251)	170,758
Changes in operating assets and liabilities:
Accounts receivable	(229,060)	(4,916)
Due from related parties	(99,732)	(217,539)
Prepaid expenses and other assets	(1,639,179)	(560,649)
Accounts payable, accrued expenses and other	1,723,825	1,209,560
Due to related parties	831,938	1,128,451
Net cash provided by (used in) operating activities	1,485,615	(574,683)
Cash Flows from Investing Activities:
Acquisition of hotel property, net	—	(12,240,256)
Capital improvements	(307,799)	(80,771)
Loan receivable funding	(7,689,594)	—
Net cash used in investing activities	(7,997,393)	(12,321,027)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	6,691,279	7,443,798
Payment of commissions and dealer manager fees and stockholder servicing fees	(359,262)	(624,118)
Payment of other offering costs to affiliate	(522,659)	—
Proceeds from mortgage note	—	2,000,000
Proceeds from other debt	1,426,672	1,018,917
Payments of mortgage notes principal	(200,922)	(14,865)
Payment of deferred financing costs	—	(94,770)
Distributions to stockholders	—	(938,267)
Distributions to noncontrolling interest	(591,430)	(98,000)
Contributions from noncontrolling interests	—	120,050
Repurchase of common stock	(297,341)	(235,000)
Net cash provided by financing activities	6,146,337	8,577,745
Decrease in cash and cash equivalents and restricted cash	(365,441)	(4,317,965)
Cash and cash equivalents and restricted cash, beginning of period	10,269,947	13,001,797
Cash and cash equivalents and restricted cash, end of period	$9,904,506	$8,683,832

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$6,324,665	$5,993,326
Restricted cash	3,579,841	2,690,506
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$9,904,506	$8,683,832

The Company paid the following amounts for interest and income taxes:

	Six Months Ended June 30,
	2021	2020
Cash paid for interest	$1,191,667	$899,011
Cash paid for income taxes	$1,750	$—

Supplemental Disclosure of Noncash Transactions

	Six Months Ended June 30,
	2021	2020
Common stock issued pursuant to distribution reinvestment plan	$—	$56,696
Other offering costs paid to affiliates	$—	$(274,877)
Decrease in due from related parties	$—	$274,877
Assumption of mortgage note payable	$—	$15,598,479

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

As of June 30, 2021, the Company owned interests in four select-service hotels located in four states with a total of 483 rooms and was under agreement to purchase a fifth 76-unit select-service hotel property. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

On April 7, 2020, in response to the global pandemic of the novel coronavirus ("COVID-19"), the Company's board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, the Company's board of directors determined an estimated net asset value (“NAV”) per share of all classes of the Company's capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share (as defined below) and unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which became effective with the next authorized payment of distributions. On June 9, 2021, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0 per B Share (as defined below) and revised the public offering share prices.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commencing on June 10, 2021, the offering and total dollar amount available for purchase per class in the primary portion of the Public Offering are as follows: $9.85 per K Share (up to $125,000,000 in shares), $9.77 per K-I Share (up to $125,000,000 in shares) and $9.85 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amount available for purchase in the Company's DRIP are as follows: $9.36 per K-I Share (up to $12,500,000 in shares), $9.36 per K Share (up to $12,500,000 in shares), and $9.36 per K-T Share (up to $25,000,000 in shares).

Since the commencement of the Public Offering and through June 30, 2021, the Company received approximately $36,441,038 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $131,936, $102,455 and $10,512 of gross proceeds from K Shares, K-I Shares and K-T Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

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

On February 27, 2020, as partial consideration for the Company's acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership ("Class K OP Units") valued at $10.00 per Class K OP Unit. Such issuance represents an initial investment of $1,281,244 in Class K OP Units. Individuals with direct or indirect interests in the sellers of the Hilton Garden Inn Providence who are direct or indirect owners of the Procaccianti Companies, Inc. (the “Sponsor”) and Procaccianti Hotel Advisors, LLC (“PHA”) received only Class K OP Units and no cash as consideration.

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

Since the beginning of March 2020, the Company has experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. The full financial impact of the reduction in hotel

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company hopes to see an improvement in traveler sentiment. However, while the development and distribution of vaccines have helped contribute to improved conditions over the first half of 2021, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement in its operations through the first half of 2021 and expects continued improvement through the rest of the year, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, stay-at-home orders, quarantines, travel bans, border closings, business closures, deterioration of consumer sentiment or significant inflationary pressures. Accordingly, the Company expects that COVID-19 and the associated response could continue to negatively affect the Company’s results of operations, financial position and cash flow for an extended period of time.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At June 30, 2021, the assets of our VIEs were $66,753,417, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs’ obligations. The liabilities of our VIEs were $45,295,775 at June 30, 2021 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

The Company considers the carrying value of cash, restricted cash, accounts receivable, loan receivable, accounts payable and other debt to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.

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

As of June 30, 2021, the estimated fair value of the mortgage notes payable was $56,063,037 compared to the carrying value of $56,617,696. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by its debt agreements. At June 30, 2021 and 2020, reserves for property taxes were $939,587 and $602,345 respectively, and reserves for capital improvements were $2,407,494 and $2,040,000, respectively. The Company also included $43,140 and $48,161 of guest advance deposits as restricted cash at June 30, 2021 and 2020, respectively. The Company also included $189,590 and $0 of other reserves as restricted cash at June 30, 2021 and 2020, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At June 30, 2021, the Company had no material uncertain tax positions.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. 3,000 non-vested restricted K Shares held by the Company's independent directors as of June 30, 2021 are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s calculated earnings per share for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,052,074	$(1,310,338)	$(58,599)	$(3,399,921)
Less: Class K Common Stock dividends declared and accumulated	656,539	571,861	1,284,883	1,025,769
Less: Class K-I Common Stock dividends declared and accumulated	176,474	109,943	308,412	193,572
Less: Class K-T Common Stock dividends declared and accumulated	8,960	8,352	17,205	15,382
Less: Class A Common Stock dividends declared and accumulated	101,468	93,533	200,302	173,704
Undistributed net income (loss)	$108,633	$(2,094,027)	$(1,869,401)	$(4,808,348)
Class K Common Stock:
Undistributed net income (loss)	$73,890	$(1,486,746)	$(1,295,481)	$(3,403,492)
Class K Common Stock dividends declared and accumulated	656,539	571,861	1,284,883	1,025,769
Net income (loss)	$730,429	$(914,885)	$(10,598)	$(2,377,723)
Net income (loss) per common share, basic and diluted	$0.19	$(0.28)	$(0.00)	$(0.75)
Weighted average number of common shares outstanding, basic and diluted	3,761,959	3,285,727	3,701,519	3,164,258
Class K-I Common Stock:
Undistributed net income (loss)	$19,861	$(285,835)	$(310,956)	$(641,215)
Class K-I Common Stock dividends declared and accumulated	176,474	109,943	308,412	193,572
Net income (loss)	$196,335	$(175,892)	$(2,544)	$(447,643)
Net income (loss) per common share, basic and diluted	$0.19	$(0.28)	$(0.00)	$(0.75)
Weighted average number of common shares outstanding, basic and diluted	1,011,194	631,699	888,479	596,143
Class K-T Common Stock:
Undistributed net income (loss)	$1,007	$(21,715)	$(17,347)	$(51,150)
Class K-T Common Stock dividends declared and accumulated	8,960	8,352	17,205	15,382
Net income (loss)	$9,967	$(13,363)	$(142)	$(35,768)
Net income (loss) per common share, basic and diluted	$0.19	$(0.28)	$(0.00)	$(0.75)
Weighted average number of common shares outstanding, basic and diluted	51,338	47,989	49,563	47,554
Class A Common Stock:
Undistributed net income (loss)	$11,420	$(243,170)	$(201,869)	$(578,040)
Class A Common Stock dividends declared and accumulated	101,468	93,533	200,302	173,704
Net income (loss)	$112,888	$(149,637)	$(1,567)	$(404,336)
Net income (loss) per common share, basic and diluted	$0.19	$(0.28)	$(0.00)	$(0.75)
Weighted average number of common shares outstanding, basic and diluted	581,410	537,410	576,791	537,410
Class B Common Stock:
Undistributed net income (loss)	$2,455	$(56,561)	$(43,748)	$(134,451)
Net income (loss) per common share, basic and diluted	$0.02	$(0.45)	$(0.35)	$(1.08)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2021:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$11,077,527
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,112,085
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington Cherry Tree Inn (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg Cherry Tree Inn (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Land	$11,588,686	$11,588,686
Building and improvements	77,464,361	77,286,159
Furniture, fixtures, and equipment	7,374,428	7,244,831
Total cost	96,427,475	96,119,676
Accumulated depreciation	(8,082,875)	(6,530,972)
Investment in hotel properties, net	$88,344,600	$89,588,704

Depreciation expense for the three months ended June 30, 2021 and 2020 was $779,374 and $778,182, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $1,551,903 and $1,437,658, respectively.

Cherry Tree Inn Transaction

On April 28, 2021, an affiliate of the Company’s Sponsor, entered into a Purchase and Sale Agreement (as amended, the “Purchase and Sale Agreement”) by and between Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC (collectively, the “Seller”) to acquire the 76-unit hotel property known as the Cherry Tree Inn and Suites, located at 2345 N. US 31 North, East Bay Township, Grand Traverse County, Michigan (the “Cherry Tree Inn”) for $15,000,000. The Seller is not affiliated with the Sponsor or the Company.

Pursuant to an Assignment of Purchase and Sale Agreement, effective as of June 3, 2021 (the “Assignment Agreement”), an affiliate of the Company’s Sponsor and PHR Cherry PropCo, LLC, a wholly-owned subsidiary of the Operating Partnership (“Cherry PropCo”), assumed, all right, title and interest in and under the Purchase and Sale Agreement, giving Cherry PropCo the right to acquire the Cherry Tree Inn pursuant to the Purchase and Sale Agreement.

On June 3, 2021 (the “Initial Closing Date”), Cherry PropCo completed the Initial Closing (as defined in the Purchase and Sale Agreement), whereby Cherry PropCo, as tenant, and Seller, as landlord, entered into a Ground Lease

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(the “Ground Lease”). The term of the Ground Lease commenced on the Initial Closing Date and expires on the earliest to occur of (a) one year following the Initial Closing Date, (b) the Final Closing Date (as defined in the Purchase and Sale Agreement) and (c) the termination of the Purchase and Sale Agreement, unless terminated earlier or extended by mutual consent of the parties. The rent payable under the Ground Lease is $100 per month plus all principal and interest due under the Promissory Note (as defined below), plus reimbursement of Cherry Tree Inn insurance premiums, payable in advance on or before the 5th day of each month. On June 3, 2021, pursuant to the terms of the Ground Lease, Cherry PropCo began operating the Cherry Tree Inn in a manner consistent with its operation prior to the Initial Closing Date. The Ground Lease includes certain customary covenants, representations and warranties.

Prior to the Initial Closing Date, the Cherry Tree Inn was encumbered by a certain mortgage loan (the “Current Loan”). As a condition precedent to the Seller’s obligation to enter into the Ground Lease, at the Initial Closing (a) Seller and PHR OP Lender Sub, LLC, an affiliate of the Sponsor, and subsidiary of the Company, entered into a loan in the principal amount of $7,689,594 secured by a promissory note (the “Promissory Note”) and mortgage (the “Mortgage,” and together with the Promissory Note, the “Loan”), (b) with the proceeds from the Loan, Seller caused the Current Loan to be paid in full at the Initial Closing and (c) the current lender under the Current Loan delivered all documents necessary to terminate its security interests in the Cherry Tree Inn. As of June 30, 2021, the Loan was collateralized by the Cherry Tree Inn, had an outstanding principal amount of $7,689,594 and bore interest at a fixed interest rate of 5.785% per annum. The Loan matures on the earlier of (A) sixty (60) days following the termination of the Purchase and Sale Agreement prior to the Final Closing (provided, however, if the Purchase and Sale Agreement was terminated due to an event of default by Borrower, as Seller thereunder, upon such default, (B) six (6) months following the termination of the Purchase and Sale Agreement prior to the Final Closing if terminated due to an event of default by the Buyer under the Purchase and Sale Agreement, and (C) the Final Closing (as defined in the Purchase and Sale Agreement). The balance is included as Loan Receivable on the condensed consolidated balance sheets.

On July 30, 2021 (the “Final Closing”), Cherry PropCo completed the acquisition of the Cherry Tree Inn and became the fee owner of the Cherry Tree Inn. Pursuant to the Purchase and Sale Agreement, at the Final Closing, Seller paid the Loan in full and Seller and Cherry PropCo terminated the Ground Lease. Refer to Note 10 – “Subsequent Events” for more information regarding the completion of the transaction.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at June 30, 2021, is a $13,112,085 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $11,077,527 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”) and a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St.  Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of June 30, 2021.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through March 31, 2021. As of June 30, 2021, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents. The Company is in contact with the lender

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in an effort to negotiate a forbearance agreement on the loan to receive a waiver for the covenant testing but at this point in time cannot guarantee that the waiver will be granted.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of June 30, 2021.

As a result of the negative impact of the COVID-19 pandemic, the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents starting with the period ended December 31, 2020. In March 2021, the Company received a written waiver of all debt service coverage testing through June 30, 2021, from its lender. Therefore, as of June 30, 2021, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at June 30, 2021. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which was initially August 15, 2021; provided, however, the maturity date may be extended by up to three additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. On June 14, 2021, the Company provided the lender with written notice of its intent to exercise the first extension term pursuant to the loan agreement. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

As of June 30, 2021, the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

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

In addition, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants are waived until the year ending December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants are waived until the year ending December 31, 2021. As of June 30, 2021, the HGI Note was compliant with the above referenced loan arrangements.

Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted here and elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on the Company's ability to satisfy its mortgage loan covenants.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest expense on mortgage notes payable for the three months ended June 30, 2021 and 2020 was $654,025 and $686,699, respectively. Interest expense on mortgage notes payable for the six months ended June 30, 2021 and 2020 was $1,276,363 and $1,227,826, respectively.

Also included in mortgage notes payable as of June 30, 2021, is $162,921 of net deferred financing costs and debt discounts and premiums. For the three months ended June 30, 2021 and 2020, the Company amortized $2,470 and $2,472, respectively, of net deferred financing costs and debt discounts and premiums as interest expense. For the six months ended June 30, 2021 and 2020, the Company amortized $4,942 and $13,952, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

Note 5 – Interest Rate Swap

The Company is exposed to certain risks relating to its ongoing business operations, including the effect of changes in interest rates. The Company has an interest rate swap agreement to manage interest rate risk exposure on $15,092,000 of the TCI Note.

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

The following table summarizes the terms of the Company's outstanding interest rate swap agreement:

		Notional				Fair Value of
		Amount as of				Liability as of
		June 30,	Interest	Effective	Maturity	June 30,
	Balance Sheet Location	2021	Rate(1)	Date	Date	2021 (2)
Interest rate swap	Accounts payable, accrued expenses and other, net	$15,092,000	5.30%	8/15/2018	8/15/2021	$(86,161)
1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate LIBOR, plus a premium. The Company notes that the maturity date of the interest rate swap is prior to the LIBOR phase-out deadline and therefore does not expect any impact to the terms or value of the swap.
2)	Changes in fair value are recorded as unrealized gain (loss) in the condensed consolidated statements of operations as the Company did not designate this interest rate swap as a hedge. The Company valued the interest rate swap using Level 2 inputs.

On April 21, 2020, the Operating Partnership, through its subsidiary, entered into a Swap Modification Agreement with Citizens Bank, N.A. (“Citizens Bank”) (the “Swap Modification Agreement”) to modify the swap derivative contract with Citizens Bank that fixes the interest rate on the outstanding balance of the mortgage loan. The Swap Modification Agreement modified the requirements to make payments under the swap derivative contract and provided for a deferral of any payments during the period beginning on April 21, 2020 and ending on July 1, 2020. The Hotel Indigo Traverse City repaid the deferred swap interest and all required payments have been made as agreed. As of the date of this filing, the swap has expired.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program ("PPP"), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially forgivable. In 2020, the Company received $1,018,917 in PPP loans relating to the four hotel properties (the "PPP Loans"). On January 11, 2021, the PPP opened an additional round of funding, which allowed eligible borrowers that had previously received a PPP loan to apply for a second draw PPP loan with the same general terms as the first. Second draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay mortgage interest, rent, utilities, worker protection costs related to COVID-19, uninsured property damage costs caused by looting or vandalism, and certain supplier costs and expenses for operations. The Company applied for and received $1,426,712 in the second round of funding as of June 30, 2021.

Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loans. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. The loan forgiveness amount may be reduced if the Company terminates employees or reduces salaries during the twenty-four week period. The Company used the proceeds from the PPP Loans to retain employees and maintain payroll and make mortgage and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. The Company has applied for full forgiveness of all the first round of PPP loans. As of June 30, 2021, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $635,317. In the three and six months ended June 30, 2021, the Company recognized gain on loan extinguishment of $635,317 in the condensed consolidated statement of operations. The currently unforgiven portion of these loans are presented as other debt on the condensed consolidated balance sheets under ASC 470, Debt. The Company intends to apply for full forgiveness of all the second round of PPP loans during the fourth quarter of 2021.

Note 7 – Related Party Transactions

The Company entered into the Amended and Restated Advisory Agreement on August 2, 2018, with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On July 29, 2021, the board of directors of the Company, including all independent directors of the Company, after review of PHA's performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA. The renewal was for a one-year term and became effective on August 2, 2021.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. Through December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the three and six months ended June 30, 2021, the Company’s Sponsor requested reimbursement for $52,095 and $94,099, respectively of such administrative service expenses. This amount is included in due to related parties on the condensed consolidated balance sheet as of June 30, 2021.

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

There were no acquisition fees for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, the Company incurred $0 and $441,370, respectively, in acquisition fees related to the Hilton Garden Inn Providence, which are included in other fees to affiliates on the condensed consolidated statement of operations. As of June 30, 2021 and 2020, there were $979,350 and $979,350, respectively, of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $14,690 and $14,610, respectively, for the three months ended June 30, 2021 and 2020, $29,140 and $25,023, respectively, for the six months ended June 30, 2021 and 2020 and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three months ended June 30, 2021 and 2020, the Company incurred $143,928 and $143,131, respectively, in asset management fees. For the six months ended June 30, 2021 and 2020, the Company incurred $287,543 and $251,516, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. As of June 30, 2021 and 2020, there were $1,365,188 and $647,627, respectively, of deferred asset management fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on the outstanding asset management fees was $20,422 and $11,797 for the three months ended June 30, 2021 and 2020, respectively and $38,436 and $21,270 for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and six months ended June 30, 2021 and 2020.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of June 30, 2021 and 2020 were paid directly by the Company and there have been no reimbursements to PHA.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. For more information regarding selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, see Note 8 – “Stockholders’ Equity”.

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of June 30, 2021, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,670,831, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and through cash payments to PHA of $2,826,224. The Company may reimburse PHA and its affiliates for O&O Costs incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other O&O Costs to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of June 30, 2021, $3,317,525 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.

The Company records O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raises proceeds in its continuous Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of June 30, 2021, the maximum amount allowed to be recognized by the Company in its financial statements in accordance with the rules established by the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company recognized O&O Costs of $644,430 and $1,125,074 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had a balance due to PHA for reimbursement of O&O Costs within the 15% cap of $243,558, which is included in due to related parties in the condensed consolidated balance sheet as of June 30, 2021. As of the date of this filing, the Company has reimbursed PHA for this amount.

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

The terms of the in-place management agreements expire March 28, 2023, March 28, 2023, August 14, 2023 and February 26, 2025 and June 3, 2031 for the Staybridge Suites St. Petersburg, the Springhill Suites Wilmington, the Hotel Indigo Traverse City, the Hilton Garden Inn Providence, and the Cherry Tree Inn, respectively.

Aggregate property management fees incurred were $188,317 and $59,153 for the three months ended June 30, 2021 and 2020, respectively, $275,742 and $149,377 for the six months ended June 30, 2021 and 2020, respectively and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of June 30, 2021, $77,122 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $71,941 and $31,135, for the three months ended June 30, 2021 and 2020, respectively, and $133,429 and $50,556 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, $12,864 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended June 30, 2021 and 2020, the Company paid $29,196 and $59,573, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the six months ended June 30, 2021 and 2020, the Company paid $51,553 and $59,573, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. As of June 30, 2021, the Company had a balance of $342,887

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

due from TPG Risk Services, LLC, which is included in the due from related parties on the condensed consolidated balance sheet.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $150,536 and $0 during the three months ended June 30, 2021 and 2020, respectively and $163,211 and $0 during the six months ended June 30, 2021 and 2020, respectively, for capital expenditure costs incurred at the hotel properties. As of June 30, 2021 and 2020, $3,100 and $0, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance as of June 30, 2021, was a $25,000 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hilton Garden Inn Providence.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three and six months ended June 30, 2021 and 2020.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 1.71% and 1.62% for the three months ended June 30, 2021 and 2020, respectively, and 1.68% and 1.68% for the six months ended June 30, 2021, and 2020, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020. Interest expense was $400 and $379 for the three months ended June 30, 2021 and 2020, respectively and $786 and $789 for the six months ended June 30, 2021, and 2020, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of June 30, 2021, under the Public Offering, the Company had issued 2,679,317 K Shares, 1,120,867 K-I Shares, and 57,470 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $25,876,807 from K Share issuances, $9,758,927 from K-I Share issuances, and $560,400 from K-T Share issuances. As of June 30, 2021, the Company had issued 15,237 K Shares, 11,574 K-I Shares and 1,219 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $131,936, $102,455 and $10,512, respectively. As of June 30, 2021, the Company had issued 1,000 restricted K

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Shares to each of the Company’s three independent directors for a total of 3,000 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of June 30, 2021, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of June 30, 2021. As of June 30, 2021, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the six months ended June 30, 2021, pursuant to the primary portion of the Public Offering, the Company sold 290,332 K Shares for aggregate gross proceeds of $2,512,857, or $8.66 per K Share, 459,392 K-I Shares for aggregate gross proceeds of $3,653,421, or $7.95 per K-I Share and 9,930 K-T Shares for aggregate gross proceeds of $85,000, or $8.56 per K-T Share. During the same period, the Company sold 44,000 A Shares to THR for aggregate gross proceeds of $440,000, or $10.00 per A Share.

Subsequent to June 30, 2021 and through August 11, 2021, pursuant to the primary portion of the Public Offering, the Company sold approximately 100,594 K Shares to investors at a weighted average price of $9.81 per K Share for gross proceeds of $987,029. The Company sold approximately 148,515 K-I Shares to investors at a weighted average price of $9.09 per K-I Share for gross proceeds of $1,350,000. The Company sold approximately 2,538 K-T Shares to investors at a weighted average price of $9.85 per K-T Share for gross proceeds of $25,000.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2021, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company pays the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The Dealer Manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees are generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of June 30, 2021, the Company recognized $2,840,183 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of June 30, 2021, the Company recognized $7,860 of stockholder servicing fees in connection with the Public Offering.

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company's board of directors approved outstanding repurchase requests received during the three months ended March 31, 2021, and, on May 7, 2021, the Company repurchased 34,700 K Shares for $289,421, or $8.34 per K Share. The Company received nine repurchase requests during the three months ended June 30, 2021. These amounts are still pending approval from the Company’s board of directors.

The Company’s board of directors approved two outstanding repurchase requests due to death that were received during the three months ended March 31, 2020, and on May 1, 2020, the Company repurchased 23,500 K Shares for $235,000, or $10.00 per K Share. At June 30, 2020, the Company had two unfulfilled standard repurchase requests that were received during the six months ended June 30, 2020, for 8,832 K Shares for $70,959, or $8.03 per K Share outstanding. These requests were approved by the Company’s board of directors on August 12, 2020.

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

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2020, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since June 30, 2020 was $584,848, or $0.0019125683 per K Share per day, $111,990, or $0.0019125683 per K-I Share per day, and $8,444, or $0.0019125683 per K-T Share per day, respectively. On October 27, 2020, the Company's board of directors deemed it to be in the best interests of the Company for the Company to authorize, declare, and pay distributions in an aggregate amount representing approximately 30% of the accumulated distribution with respect to each K Share, K-I Share and K-T Share outstanding as of September 30, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on October 30, 2020. The Company paid $175,453, or $0.0005737705 per K Share per day, $33,597, or $0.0005737705 per K-I Share per day, and $2,533, or $0.0005737705 per K-T Share per day, respectively, in cash or in additional shares pursuant to the DRIP to stockholders on November 16, 2020.

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

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2021, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since March 31, 2021 was $656,539, or $0.0019178082 per K Share per day, $176,474, or $0.0019178082 per K-I Share per day, and $8,960, or $0.0019178082 per K-T Share per day, respectively.

Note 9 - Income Taxes

The Company recognized consolidated income tax expense of $1,350 and an income tax benefit of $669 for the three months ended June 30, 2021 and 2020, respectively. The Company recognized consolidated income tax expense of $1,350 and $6,360 for the six months ended June 30, 2021 and 2020, respectively. These amounts relate to the operations of the Company’s TRSs.

Procaccianti Hotel REIT, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Subsequent Events

Completion of Acquisition

On July 30, 2021 (the “Closing”), the Company, through Cherry PropCo, completed the acquisition of the Cherry Tree Inn, for a total purchase price of $15,000,000. The Company funded the acquisition of the Cherry Tree Inn with net proceeds from the Company’s Public Offering and a bridge loan in the amount of $4,000,000 from an affiliate of the Sponsor.

In connection with the Closing, on July 30, 2021, the Ground Lease by and between Cherry PropCo and the Seller, dated as of June 3, 2021, was terminated pursuant to its terms and Cherry PropCo became the fee owner of the Cherry Tree Inn. Further, on July 30, 2021, the Seller repaid in full the Loan in the principal amount of $7,689,594 owed to the Company.

In connection with the completed acquisition, the Company incurred an acquisition fee payable to PHA of approximately $263,439 or 1.5% of the Gross Contract Purchase Price (as defined in the Company’s prospectus), which will be deferred until the occurrence of a liquidation event of the Company and is subordinate to certain stockholders’ returns.

Bridge Loan

In connection with the acquisition of the Cherry Tree Inn, Cherry PropCo entered into a loan arrangement (the “Loan Arrangement”) with Emerald Capital Lending III, LLC, an affiliate of the Sponsor (the “Lender”). Pursuant to the Loan Agreement, Cherry PropCo borrowed approximately $4,000,000 (the “Bridge Loan”) in order to partially fund the acquisition of the Cherry Tree Inn. The Bridge Loan is collateralized by the Cherry Tree Inn. The term of the Bridge Loan is 6 months and bears interest at a rate of 9.00% per annum and includes a closing fee payable to the Lender in the amount of $20,000. The Loan Arrangement was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. One of the most significant factors that could have a material adverse effect on our operations and future prospects is the adverse effect of the novel strain of coronavirus (“COVID-19”) on the financial condition, results of operations, cash flows and performance of the Company and our hotel operators, the hospitality market, the real estate market and the global economy and financial markets. COVID-19 has significantly affected our business, and the extent to which COVID-19 continues to affect us, our hotel managers and guests at our hotels will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, the efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, the duration of associated immunity and efficacy of the vaccines against variants of COVID-19, additional closures that may be mandated or advisable even after the reopening of certain of our hotels on a limited basis, whether due to an increased number of COVID-19 cases or otherwise, the slowing or potential rollback of “reopenings” in certain states, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Additional factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

●	our ability to raise proceeds in our Public Offering (as defined below);
●	our ability to effectively deploy the proceeds raised in our Public Offering (as defined below);
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles ("GAAP").

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of June 30, 2021, we owned an interest in four select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

On June 9, 2021, our board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. Effective June 10, 2021, the offering and total dollar amount available for purchase per class in the primary portion of the Public Offering are as follows: $9.85 per K Share (up to $125,000,000 in shares), $9.09 per K-I Share (up to $125,000,000 in shares) and $9.85 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amount available for purchase in the Company's DRIP are as follows: $9.36 per K-I Share (up to $12,500,000 in shares), $9.36 per K Share (up to $12,500,000 in shares), and $9.36 per K-T Share (up to $25,000,000 in shares).

Since the commencement of the Public Offering and as of June 30, 2021, we received approximately $36,441,038 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $131,936 of K Shares, $102,455 of K-I Shares and $10,512 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019, and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

As of August 11, 2021, we had sold 4,051,765 K Shares, 1,280,967 K-I Shares, 61,237 K-T Shares and 581,410 A Shares in all our offerings for gross proceeds of approximately $39,394,432, $11,211,482, $596,012 and $5,814,095, respectively, and $57,016,021 in the aggregate. These gross proceeds are inclusive of 15,237 K Shares, 11,574 K-I Shares and 1,219 K-T Shares issued pursuant to our DRIP, for gross offering proceeds of approximately $131,936, $102,456 and $10,512, respectively, or $244,904 in the aggregate.

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

S2K Financial LLC is the dealer manager for our Public Offering and is responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. Through December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the three and six months ended June 30, 2021, the Company’s Sponsor requested reimbursement for $52,095 and $94,099, respectively, of such administrative service expenses. This amount is included in due to related parties on the condensed consolidated balance sheet as of June 30, 2021.

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

During each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the twelve months ended March 31, 2019. We incurred operating expenses of approximately $1,567,373 and incurred an Excess Amount of approximately $1,143,625 during the twelve months ended June 30, 2019. We incurred operating expenses of approximately $1,529,939 and incurred an Excess Amount of approximately $760,883 during the twelve months ended September 30, 2019. We incurred operating expenses of approximately $1,445,599 and incurred an Excess Amount of approximately $94,280 during the twelve months ended December 31, 2019. We incurred operating expenses of approximately $1,551,924 and incurred an Excess Amount of approximately $1,076,317 during the twelve months ended March 31, 2020. We incurred operating expenses of approximately $1,581,502 and incurred an Excess Amount of approximately $1,607,059 during the twelve months ended June 30, 2020. We incurred operating expenses of approximately $1,525,833 and incurred an Excess Amount of approximately $1,616,428 during the twelve months ended September 30, 2020. We incurred operating expenses of approximately $1,488,180 and incurred an Excess Amount of approximately $1,744,213 during the twelve months ended December 31, 2020. We incurred operating expenses of approximately $1,808,418 and incurred an Excess Amount of approximately $1,995,219 during the twelve months ended March 31, 2021. We incurred operating expenses of approximately $1,269,353 and incurred an Excess Amount of approximately $879,119 during the twelve months ended June 30, 2021. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021 was justified as unusual and non-recurring as we continue to raise and deploy capital and weather the impact of the COVID-19 pandemic.

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

While efforts to reduce operating costs have been made, we cannot be certain as to what level of savings can be maintained overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company anticipates an improvement in traveler sentiment. However, while the development and distribution of vaccines have helped contribute to improved conditions over the first half of 2021, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement through the first half of 2021 and expects continued improvement through the rest of the year, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, stay-at-home orders, quarantines, travel bans, border closings, business closures, deterioration of consumer sentiment or significant inflationary pressures. Accordingly, the Company expects that COVID-19 and the associated response could continue to negatively affect the Company’s results of operations, financial position and cash flow for an extended period of time. As a result, we have reduced our planned capital expenditures outside the normal course of our business and are working closely with our hotel managers to reduce our hotels' operating expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially forgivable. In May 2020, we received $1,018,917 in PPP loans relating to our four hotel properties. We have applied for full forgiveness of these loans. As of June 30, 2021, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $635,317, which is included as gain on extinguishment of debt on the condensed consolidated income statement. The remaining application is currently in review with the SBA. We applied for the second round of funding and received $1,426,672 as of June 30, 2021.

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

Market Outlook

Overall, the COVID-19 pandemic has had a devastating impact on the hospitality industry. Prior to the outbreak across the United States, the hotel industry was experiencing solid year-over-year performance in most key metrics. However, mandatory shelter in place orders, government-enforced travel restrictions, private sector travel moratoriums and overall consumer fear brought the hospitality industry to an unprecedented and abrupt standstill by the end of March 2020. Throughout the remainder of 2020, as local and national governments and medical authorities planned and deployed their emergency response plans, like nearly all US industries, the hospitality industry was essentially shut down and prohibited from conducting normal business operations. These developments led to steep and significant declines in occupancy and average daily rates (“ADRs”) resulting in material and significant declines in room revenue and food and beverage revenue for us commencing in March 2020.

After more than a year of unprecedented disruption, the hospitality industry began to demonstrate signs of recovery during the latter part of the second quarter of 2021. With multiple vaccines in production and deployment, the passing of stimulus-friendly legislation and the loosening of the aforementioned restrictions, leisure travel began to rebound slightly during the first quarter of 2021 and continued positive trends during the second quarter. We anticipate that as more Americans receive vaccinations, consumer confidence will return and domestic travel will increase due to a significant amount of pent-up demand.

Based on our business intelligence and close monitoring of industry reporting of key performance metrics, we expect increases in leisure travel to stabilize throughout the remainder of 2021 with the possibility of business travel reactivating during the fourth quarter; however, it is impossible to speculate as to the potential impact the Delta variant of COVID-19 may have on travel and consumer confidence. It continues to be widely reported that the industry may not reach pre-pandemic performance levels for the foreseeable future; however, it should be noted that the recovery timeframe could be protracted if the Delta variant of COVID-19 gains momentum in the coming months.

Given the size, product mix, and geographic diversity of our portfolio of hotel properties, we believe that we are well positioned to benefit from robust leisure travel and business travel when it eventually returns in earnest.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at June 30, 2021.

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

For information on distributions paid during the three months ended June 30, 2021 refer to Note 8 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021		2020
Distributions paid in cash	$—		$938,267
Distributions reinvested	—		56,696
Total distributions	$—		$994,963
Source of distributions:
Cash flows provided by operations	$—	—%	$938,267	94%
Offering proceeds from issuance of common stock pursuant to the DRIP	—	—%	56,696	6%
Total sources	$—	—%	$994,963	100%

Although the tax composition of such distributions may be a return of capital, distributions for the six months ended June 30, 2020 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2021 and 2020. The ability to compare one period to another is significantly affected by the inclusion of operations of the Cherry Tree Inn starting on June 3, 2021, the inclusion of operations of the Hilton Garden Inn Providence as of February 27, 2020, and the effect of COVID-19. Therefore, our results of operations for the three and six months ended June 30, 2021 are not directly comparable to those for the three and six months ended June 30, 2020.

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

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results and the economic contraction, to be dictated by, among other things, its duration, the success of efforts to contain it, efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, the duration of associated immunity and efficacy of the vaccines against variants of COVID-19 and the effect of actions taken in response (such as travel advisories and restrictions, social distancing and the slowing or potential rollback of “reopenings” in certain states), including the extent and duration of such actions.

The extent and duration of the effects of COVID-19 are not yet clear. These uncertainties make it difficult to predict operating results for our hotels for the remainder of 2021. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earning at our hotels. For more information, see Part I, Item 1A. “Risk Factors” included in our Annual Report.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $5,589,194 for the three months ended June 30, 2021 from $1,703,313 for the three months ended June 30, 2020. The net increase of $3,885,881 was largely due to the effect of COVID-19 on the 2020 period when state governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulting in most of our hotel properties experiencing significant declines in occupancy. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. As a result of this State of Emergency, the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. Our hotel properties also experienced lower daily rates in an attempt to entice customers to stay at the hotel properties. Incremental rooms revenues from the Cherry Tree Inn for the period from June 3, 2021 through June 30, 2021 were $420,323.

The following presents the hotel operating results for the three months ended June 30, 2021 for the full portfolio:

	Total Portfolio
	April	May	June
Number of hotels	4	4	5
Number of rooms	483	483	559

Average Occupancy Percentage	64.77%	69.30%	81.59%
ADR	$137.28	$163.13	$194.95
RevPAR	$89.65	$113.78	$162.29

The following presents the hotel operating results for the three months ended June 30, 2020 for the full portfolio and for the hotel properties excluding those with suspended operations during the periods presented:

	Total Portfolio			Open Hotels (1)
	April	May	June	April
Number of hotels	4	4	4	3
Number of rooms	483	483	483	363

Average Occupancy Percentage	7.63%	29.57%	53.78%	10.17%
ADR	$80.22	$107.80	$139.85	$106.96
RevPAR	$8.17	$32.46	$80.20	$10.90

(1)	Excludes the Springhill Suites Wilmington which was closed for the entire month of April 2020.

A comparison of hotel rooms revenues for the hotels owned continuously for the three months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$1,236,765	$374,443	$862,322	230.29%
Staybridge Suites St. Petersburg	1,181,215	318,797	862,418	270.52%
Hotel Indigo Traverse City	1,644,970	701,610	943,360	134.46%
Hilton Garden Inn Providence	1,105,921	308,463	797,458	258.53%
	$5,168,871	$1,703,313	$3,465,558

The increase in rooms revenues of $862,322, or 230.29%, at the Springhill Suites Wilmington is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Springhill Suites Wilmington increased from 27.89% for the three months ended June 30, 2020 to 73.66% for the three months ended June 30, 2021. The ADR at the Springhill Suites Wilmington increased from $79 for the three months ended June 30, 2020 to $151 for the three months ended June 30, 2021, an increase of 91.14%.

The increase in rooms revenues of $862,418, or 270.52%, at the Staybridge Suites St. Petersburg is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg increased from 26.68% for the three months ended June 30, 2020 to 75.29% for the three months ended June 30, 2021. The ADR at the Staybridge Suites St. Petersburg increased from $110 for the three months ended June 30, 2020 to $145 for the three months ended June 30, 2021, an increase of 31.82%.

The increase in rooms revenues of $943,360, or 134.46%, at the Hotel Indigo Traverse City is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Hotel Indigo Traverse City increased from 45.67% for the three months ended June 30, 2020 to 77.09% for the three months ended June 30, 2021.

The ADR at the Hotel Indigo Traverse City increased from $134 for the three months ended June 30, 2020 to $210 for the three months ended June 30, 2021, an increase of 56.72%.

The increase in rooms revenues of $797,458, or 258.53%, at the Hilton Garden Inn Providence is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 21.06% for the three months ended June 30, 2020 to 61.23% for the three months ended June 30, 2021. The ADR at the Hilton Garden Inn Providence increased from $114 for the three months ended June 30, 2020 to $145 for the three months ended June 30, 2021, an increase of 27.19%.

Food and beverage revenues

Food and beverage revenues increased to $513,997 for the three months ended June 30, 2021 from $200,832 for the three months ended June 30, 2020. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $313,165 increase from the prior year period is due to the negative impact of the COVID-19 pandemic on the hospitality industry in the prior year period. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, to cause significant declines in occupancy at most of our hotel properties. Government mandates also resulted in the closure of food and beverage outlets during the three months ended June 30, 2020.

Other operating revenues

Other operating revenues increased to $171,210 for the three months ended June 30, 2021 from $66,789 for the three months ended June 30, 2020. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $104,421 increase from the prior year period is primarily due to lessening effect COVD-19 had on the industry in second quarter of 2021 versus the second quarter of 2020.

Rooms expenses

Rooms expenses increased to $1,154,082 for the three months ended June 30, 2021 from $367,559 for the three months ended June 30, 2020. The $786,523 net increase in rooms expenses is primarily due to the lessening impact of the COVID-19 pandemic, which caused us to implement cost saving strategies in 2020. The increase is also due to the incremental expense of the Cherry Tree Inn of $96,022. Rooms expenses are primarily driven by the corresponding revenue account and occupancy.

Food and beverage expenses

Food and beverage expenses were $317,783 and $101,136 for the three months ended June 30, 2021 and 2020, respectively. The $216,647 increase in food and beverage expenses is primarily due to the lessening impact of the COVID-19 pandemic, which caused us to implement cost saving strategies in the three months ended June 30, 2020. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Government mandates also resulted in the closure of food and beverage outlets during the three months ended June 30, 2020.

Other property expenses

Other property expenses were $1,953,749 and $1,143,844, for the three months ended June 30, 2021 and 2020, respectively. The $809,905 increase in other property expenses is primarily driven by the lessening impact of the COVID-19 pandemic, which caused us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures in the second quarter of 2020. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $188,317 and $59,153 for the three months ended June 30, 2021 and 2020, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The increase due to the incremental property management fees attributable to the Cherry Tree Inn were $12,761.

Corporate general and administrative

Corporate general and administrative expenses were $399,162 and $367,513 for the three months ended June 30, 2021 and 2020, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $31,649 increase is primarily due to certain administrative fees charged to us by our Sponsor in the three months ended June 30, 2021.

Other fees to affiliates

Other fees to affiliates were $143,928 and $143,131 for the three months ended June 30, 2021 and 2020, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $143,928 for the three months ended June 30, 2021 from $143,131 for the three months ended June 30, 2020. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available.

Depreciation and amortization

Depreciation and amortization expenses were $783,245 and $782,050 for the three months ended June 30, 2021 and 2020, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Gain on loan extinguishment

Gain on loan extinguishment was $635,317 and $0 in the three months ended June 30, 2021 and 2020, respectively and related to forgiveness of PPP loans by the SBA received in 2021.

Interest expense, net

Interest expense, net, was $673,090 and $711,859 for the three months ended June 30, 2021 and 2020, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. Additionally, for the three months ended June 30, 2021, we incurred $30,608 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,079 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $15,103 and $42 for three months ended June 30, 2021 and 2020, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Unrealized gain (loss) on interest rate swap

Unrealized gain on our interest rate swap was $102,798 and $53,851 for the three months ended June 30, 2021 and 2020, respectively, and relates to changes in interest rates and time remaining until maturity.

Income tax benefit or expense

We had an income tax expense of $1,350 and an income tax benefit of $669 for the three months ended June 30, 2021 and 2020, respectively, related to taxable income at the TRSs.

Net income or loss

For the three months ended June 30, 2021, we had a net income of $1,397,810 compared to a net loss of $1,650,791 for the three months ended June 30, 2020. The increase in net income of $3,048,601 is the result of the revenue and expense changes discussed above.

Net income or loss attributable to noncontrolling interests

Net income relating to noncontrolling interests was $345,736 for the three months ended June 30, 2021 compared to net loss relating to noncontrolling interests of $340,453 for the three months ended June 30, 2020. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $8,252,269 for the six months ended June 30, 2021 from $4,319,549 for the six months ended June 30, 2020. The net increase of $3,932,720 was attributable to significant increases in occupancy and ADR as a result of fewer restrictions in place across the hospitality industry relating to the COVID-19 pandemic. In the six months ended June 30, 2021, the incremental rooms revenue generated by the Cherry Tree Inn, which commenced operations on June 3 2021, was $420,323.

Food and beverage revenues

Food and beverage revenues increased to $661,200 for the six months ended June 30, 2021 from $483,384 for the six months ended June 30, 2020. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $177,816 increase from the prior year period is due to the negative impact of the COVID-19 pandemic on the hospitality industry in the prior year period when state governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, caused significant declines in occupancy at most of our hotel properties. Government mandates also resulted in the closure of food and beverage outlets during the six months ended June 30, 2020.

Other operating revenues

Other operating revenues increased to $273,041 for the six months ended June 30, 2021 from $168,888 for the six months ended June 30, 2020. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $104,153 increase from the prior year period is primarily due to the negative effect of COVID-19 on the six months ended June 30, 2020.

Rooms expenses

Rooms expenses increased to $1,769,194 for the six months ended June 30, 2021 from $1,060,214 for the six months ended June 30, 2020. The $708,980 net increase in rooms expenses is primarily due to the impact of the COVID-19 pandemic, which caused us to implement cost saving strategies in the six months ended June 30, 2020. Rooms expenses are primarily driven by the corresponding revenue account and occupancy.

Food and beverage expenses

Food and beverage expenses were $444,357 and $363,946 for the six months ended June 30, 2021 and 2020, respectively. The $80,411 increase in food and beverage expense is primarily due to the impact of the COVID-19 pandemic, which caused us to implement cost saving strategies in the six months ended June 30, 2020. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Government mandates also resulted in the closure of food and beverage outlets during the six months ended June 30, 2020.

Other property expenses

Other property expenses were $3,451,554 and $2,540,389, for the six months ended June 30, 2021 and 2020, respectively. The $911,165 increase in other property expenses is primarily driven by the impact of the COVID-19 pandemic, which caused us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures in the six months ended June 30, 2020. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $275,742 and $149,377 for the six months ended June 30, 2021 and 2020, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $126,365 increase in property management fees is due to the negative impact of the COVID-19 pandemic on revenues for our hotel properties during the prior year and incremental property management fees attributable to the Cherry Tree Inn in the current year.

Corporate general and administrative

Corporate general and administrative expenses were $719,400 and $938,422 for the six months ended June 30, 2021 and 2020, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $219,022 decrease is primarily due to one-time expenses related to the acquisition of the Hilton Garden Inn Providence in the first six months of 2020 and reduced expenses associated with the implementation of cost saving strategies such as negotiations of fee reductions with various vendors.

Other fees to affiliates

Other fees to affiliates were $287,542 and $692,887 for the six months ended June 30, 2021 and 2020, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $287,542 for the six months ended June 30, 2021 from $251,516 for the six months ended June 30, 2020. The $36,026 increase in asset management fees is driven by the incremental fees associated with the Hilton Garden Inn Providence, acquired on February 27, 2020. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. There were no acquisition fees incurred for the six months ended June 30, 2021. Acquisition fees incurred for the six months ended June 30, 2020 were $441,370 and related to the purchase of the Hilton Garden Inn Providence.

Acquisition Costs

There were no acquisition costs expensed in the six months ended June 30, 2021. Acquisition costs of $72,149 relating to the purchase of the Hilton Garden Inn Providence was expensed as incurred in accordance with Topic 810 for the six months ended June 30, 2020.

Depreciation and amortization

Depreciation and amortization expenses were $1,559,641 and $1,444,562 for the six months ended June 30, 2021 and 2020, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $115,079 increase in depreciation and amortization expense is primarily the result of owning the Hilton Garden Inn Providence for the full six months ended June 30, 2021.

Interest expense, net

Interest expense, net, was $1,304,577 and $1,264,869 for the six months ended June 30, 2021 and 2020, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. The $39,708 increase in interest expense is primarily the result of owning the Hilton Garden Inn Providence during the full six months ended June 30, 2021. Additionally, for the six months ended June 30, 2021, we incurred $84,580 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $66,158 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $36,834 and $25,769 for six months ended June 30, 2021 and 2020, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Unrealized gain (loss) on interest rate swap

Unrealized gain on our interest rate swap was $203,251 for the six months ended June 30, 2021. Unrealized loss on our interest rate swap was $170,758 for the six months ended June 30, 2020. Both relate to changes in interest rates and time remaining until maturity.

Income tax benefit or expense

We had an income tax expense of $1,350 and an income tax benefit of $6,360 for the six months ended June 30, 2021 and 2020, respectively, related to taxable income at the TRSs.

Net income or loss

For the six months ended June 30, 2021, we had a net income of $211,721 compared to a net loss of $3,865,633 for the six months ended June 30, 2020. The decrease in net loss of $4,077,354 is the result of the revenue and expense changes discussed above.

Net income or loss attributable to noncontrolling interests

Net income relating to noncontrolling interests was $270,320 for the six months ended June 30, 2021 and the net loss relating to noncontrolling interests was $465,712 for the six months ended June 30, 2020. These amounts include net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. These amounts also include net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock

Liquidity and Capital Resources

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

To weather the significant strain on the hotels’ cash flows, we have implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments for a period of three to twelve months, and we have utilized provisions from the CARES Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we received $1,018,917 in first round PPP loans related to our four hotel properties. As of June 30, 2021, we applied for and received $1,426,672 of second round PPP loans. As of June 30, 2021, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $635,317. For more information, refer to Note 6 – “Other Debt” to our unaudited interim condensed consolidated financial statements. We made modifications to our existing debt, and, during the second, third, and fourth quarters of 2020, we entered into loan modification agreements with certain of our lenders to relieve some pressure on our properties. For more information, refer to Note 4 – “Mortgage Notes Payable” to our unaudited interim condensed consolidated financial statements.

While efforts to reduce operating costs have been made, we cannot be certain as to what level of savings can be maintained overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We expect that the COVID-19 pandemic will have a significant negative impact on our results of operations, financial position and cash flow for an extended period of time. As a result, we have reduced our planned capital expenditures outside the normal course of business and are working closely with our hotel managers to reduce our hotels' operating expenses.

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

On April 7, 2020, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 10, 2020, our board of directors also unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which will be effective with the next authorized payment of distributions. On June 9, 2021, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices.

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

In addition, in a normal operating environment, we expect to use debt financing as a source of capital. Our charter provides that the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in accordance with Statement of Policy Regarding Real Estate Investment Trusts revised and adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the six months ended June 30, 2021. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the three months ended June 30, 2021 and 2020.

Cash Flows Provided by (Used in) Operating Activities

As of June 30, 2021, we owned an interest in four hotel properties. We owned an interest in four hotel properties for the full six months ended June 30, 2021, and for four months and three days during the six months ended June 30, 2020. During the six months ended June 30, 2021, net cash provided by operating activities was $1,485,615 compared to the net cash used in operating activities of $574,683 for the six months ended June 30, 2020. Our operating cash flows during the six months ended June 30, 2021 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, gain on extinguishment of debt, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the six months ended June 30, 2020 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the net loss incurred on the Hilton Garden Inn Providence acquisition, the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on how quickly we raise funds in our Public Offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2021, net cash used in investing activities was $7,997,393 and was the result of $307,799 worth of capital improvements at our hotel properties and $7,689,594 of cash was used to fund a loan receivable in connection with the Cherry Tree Inn. During the six months ended June 30, 2020, cash used in investing activities was $12,321,027, which represented the investment in the Hilton Garden Inn Providence, net, and capital improvements at our hotel properties.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $6,146,337. We received proceeds of $6,691,279 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $359,262 and payments to PHA for organization and offering costs (“O&O Costs”) totaling $522,659, for the six months ended June 30, 2021. We received $1,426,672 of cash relating to the second round of PPP loans. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”) and the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) totaling $200,922. Additionally, we repurchased $297,341 of outstanding common stock. Cash flow from financing activities for the six months ended June 30, 2021, also includes $591,430 of distributions to noncontrolling interests. During the six months ended June 30, 2020, net cash provided by financing activities was $8,577,745. We received $2,000,000 of mortgage note proceeds relating to the acquisition of the Hilton Garden Inn Providence offset by $94,770 of deferred financing costs incurred. We received proceeds of $7,443,798 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $624,118 for the six months ended June 30, 2020. We received $1,018,918 of cash relating to the PPP loans. We made principal payments on the Wilmington Note of $14,865. We paid cash distributions of $938,267 to stockholders with proceeds from operations. Cash flow from financing activities for the six months ended June 30, 2020, also includes $98,000 of distributions to and $120,050 of contributions from noncontrolling interests.

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

As of June 30, 2021, the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

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

As a result of the negative impact of the COVID-19 pandemic, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for the periods through March 31, 2021. As of June 30, 2021, the Staybridge Suites St. Petersburg failed to maintain its required debt service coverage ratio. We are in contact with the lender in an effort to negotiate a forbearance agreement on the loan to receive a waiver for the covenant testing but at this point in time cannot guarantee that the waiver will be granted.

Starting with December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents. In March 2021, we received a written waiver of all debt service coverage testing through June 30, 2021, from the lender. Therefore, as of June 30, 2021, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with its covenant requirements and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of June 30, 2021 are as follows:

	2021	2022-2023	2024-2025	Thereafter	Total
Outstanding debt obligations	$196,437	$16,145,768	$39,876,308	$—	$56,218,513
Interest payments on outstanding debt obligations	1,260,787	4,473,022	1,893,673	—	7,627,482
Total	$1,457,224	$20,618,790	$41,769,981	$—	$63,845,995

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

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of net income (loss) to MFFO:
Net income (loss)	$1,397,810	$(1,650,791)	$211,721	$(3,865,633)
Depreciation and amortization	783,245	782,050	1,559,641	1,444,562
Loss on acquisition	—	—	—	133,521
FFO	2,181,055	(868,741)	1,771,362	(2,287,550)
Less noncontrolling interest:
Net (income) loss attributable to noncontrolling interest	(345,736)	340,453	(270,320)	465,712
Depreciation and amortization attributable to noncontrolling interest	(170,919)	(171,935)	(341,403)	(343,668)
FFO attributable to common stockholders	1,664,400	(700,223)	1,159,639	(2,165,506)
Acquisition fees and expenses	—	—	—	513,519
Amortization of deferred financing costs and debt discounts and premiums as interest	(2,470)	(2,470)	(4,942)	13,952
Gain on loan extinguishment	(635,317)	—	(635,317)	—
Unrealized (gain) loss on interest rate swap	(102,798)	(53,851)	(203,251)	170,758
MFFO attributable to common stockholders	$923,815	$(756,544)	$316,129	$(1,467,277)

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2021, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2019, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the COVID-19 pandemic, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 9, 2021, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices.

From the commencement of the Public Offering through June 30, 2021, we sold 2,679,317 K Shares at a weighted average price of $9.66 per share for gross proceeds of $25,876,807, 1,120,867 K-I Shares at a weighted average price of $8.71 per share for gross proceeds of $9,758,927, 57,470 K-T Shares at a weighted average price of $9.75 per share for gross proceeds of $560,400, for total gross proceeds of $36,196,134 in the Public Offering. During the same period, pursuant to the DRIP, we issued 15,237 K Shares to investors at a weighted average of $8.66 per K Share for gross proceeds of $131,936, 11,574 K-I Shares at a weighted average of $8.85 per K-I Share for gross proceeds of $102,455, and 1,129 K-T Shares at a weighted average of $8.62 per K-T Share for gross proceeds of $10,512, for total gross DRIP proceeds of $244,903. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement.

From commencement of the Public Offering through June 30, 2021, we had incurred $2,848,043 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through June 30, 2021, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through June 30, 2021, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$2,848,043	Actual
Other organization and offering costs	3,012,613	Actual
Total	$5,860,656

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of June 30, 2021, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $49,663,537.

We expect to continue to use the net proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of June 30, 2021, we had an ownership interest in four hotel properties with an aggregate initial purchase price of $63,322,489, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings.

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

During the three months ended June 30, 2021, we fulfilled repurchase requests and repurchased K Shares pursuant to our share repurchase program as follows:

			Total Numbers of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	Available that may yet
	Shares Requested to	Average Price	Announced Plans and	be Repurchased under
Period	be Repurchased	Paid per Share	Programs	the Program
April 2021	29,979	$—	—	(1)
May 2021	—	$8.34	34,700	(1)
June 2021	30,000	$—	—	(1)
	59,979		34,700
(1)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap).

Our board of directors approved two outstanding repurchase requests that were received during the three months ended March 31, 2021, and, on May 7, 2021, we repurchased 34,700 K Shares for $289,421, or $8.34 per K Share. We received nine repurchase requests received during the three months ended June 30, 2021, which are still open for approval from our board of directors as of the date of this filing.

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

3.3

Articles of Amendment of Procaccianti Hotel REIT, Inc., effective as of March 31, 2020 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2021 and incorporated herein by reference).

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

10.1

Purchase and Sale Agreement, as amended, dated as of April 28, 2021, by and between The Procaccianti Group, LLC, as Purchaser, and Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Seller (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.2

Assignment Agreement, dated as of June 3, 2021, by and between The Procaccianti Group, LLC and PHR OP Lender Sub, LLC, collectively as Assignor, and PHR Cherry Propco, LLC, as Assignee (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.3

Ground Lease, dated as of June 3, 2021, by and between PHR Cherry Propco, LLC, as Tenant, and Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Landlord (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.4

Promissory Note, dated as of June 3, 2021 by and between Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Borrower and PHR OP Lender Sub, LLC, as Lender (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.5

Mortgage, dated as of June 3, 2021, by and between Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Mortgagor, and PHR OP Lender Sub, LLC, as Mortgagee (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.6

Hotel Management Agreement, dated as of June 3, 2021, by and between PHR Cherry Opco Sub, as Owner and LLC and PHR Cherry Tree Hotel Manager, LLC, as Manager (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.7

Hotel Lease by and between PHR Cherry OPCO SUB, LLC and PHR Cherry Propco, LLC, dated as of July 30, 2021 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.8

Promissory Note, dated as of July 30, 2021, by PHR Cherry Propco, LLC payable to Emerald Capital Lending III, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.9

Mortgage, dated July 30, 2021, by and between PHR Cherry Propco, LLC, as Mortgagor, and Emerald Capital Lending III, LLC, as Mortgagee (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 333-217578) filed on March 30, 2020, and incorporated by reference herein).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

PROCACCIANTI HOTEL REIT, INC.

Date: August 16, 2021	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)