Form 10-Q
period 2021-09-30
PROCACCIANTI HOTEL REIT, INC.
filed 2021-11-15
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 3,923,836 shares of the Registrant’s Class K common stock issued and outstanding, 1,299,525 shares of the Registrant’s Class K-I common stock issued and outstanding, 61,138 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Property and equipment, net	$102,758,222	$89,588,704
Cash	7,389,675	7,404,266
Restricted cash	3,586,973	2,865,681
Accounts receivable, net	319,240	124,902
Due from related parties	125,000	68,050
Prepaid expenses and other assets, net	1,217,529	902,543
Total Assets	$115,396,639	$100,954,146
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$60,364,095	$56,747,853
Other debt	1,810,272	1,018,917
Accounts payable, accrued expenses and other, net	3,300,269	2,705,897
Due to related parties	3,853,113	2,648,575
Total Liabilities	69,327,749	63,121,242
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,223,943	1,172,329
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,923,836 and 3,608,062 shares issued and outstanding, respectively	39,238	36,081
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,299,525 and 666,728 shares issued and outstanding, respectively	12,995	6,668
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 61,138 and 47,769 shares issued and outstanding, respectively	611	478
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 and 537,410 shares issued and outstanding, respectively	5,814	5,374
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,523,922	40,343,076
Cumulative loss	(3,616,254)	(6,092,421)
Cumulative distributions	(4,757,331)	(3,528,321)
Total Stockholders’ Equity	39,210,245	30,772,185
Noncontrolling interest	5,634,702	5,888,390
Total Equity	44,844,947	36,660,575
Total Liabilities and Stockholders’ Equity	$115,396,639	$100,954,146

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rooms	$9,131,968	$4,802,499	$17,384,237	$9,122,048
Food and beverage	976,812	575,168	1,638,012	1,058,552
Other operating	202,177	168,257	475,218	337,145
Total revenues	10,310,957	5,545,924	19,497,467	10,517,745
Expenses
Rooms	1,697,376	743,876	3,466,570	1,804,090
Food and beverage	574,608	279,325	1,018,965	643,271
Other property expenses	2,678,659	1,829,792	6,130,213	4,370,181
Property management fees to affiliates	309,697	166,461	585,439	315,838
Corporate general and administrative	354,591	254,941	979,892	1,193,363
Other fees to affiliates	484,583	143,218	866,224	836,105
Acquisition costs	—	—	—	72,149
Depreciation and amortization	883,605	783,333	2,443,246	2,227,895
Total expenses	6,983,119	4,200,946	15,490,549	11,462,892
Loss on acquisition	—	—	—	(133,521)
Operating income (loss)	3,327,838	1,344,978	4,006,918	(1,078,668)
Gain on loan extinguishment	—	—	635,317	—
Interest expense, net	(681,293)	(694,148)	(1,985,870)	(1,959,017)
Gain (loss) on interest rate swap	86,161	102,068	289,412	(68,690)
Net income (loss) before income taxes	2,732,706	752,898	2,945,777	(3,106,375)
Income tax (expense) benefit	(24,514)	5,751	(25,864)	(609)
Net income (loss)	2,708,192	758,649	2,919,913	(3,106,984)
Net income (loss) attributable to noncontrolling interest	173,426	5,067	443,746	(460,645)
Net income (loss) attributable to common stockholders	$2,534,766	$753,582	$2,476,167	$(2,646,339)
Net income (loss) attributable to Class K common stockholders – basic and diluted	$1,693,748	$551,926	$1,733,290	$(1,832,003)
Net income (loss) per Class K common share – basic and diluted	$0.43	$0.17	$0.46	$(0.57)
Weighted average number of Class K common shares outstanding – basic and diluted	3,920,423	3,323,827	3,775,288	3,217,836
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$532,104	$105,687	$461,006	$(346,710)
Net income (loss) per Class K-I common share – basic and diluted	$0.43	$0.17	$0.46	$(0.57)
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,231,632	636,468	1,004,120	609,683
Net income (loss) attributable to Class K-T common stockholders – basic and diluted	$25,777	$7,969	$24,316	$(27,207)
Net income (loss) per Class K-T common share – basic and diluted	$0.43	$0.17	$0.46	$(0.57)
Weighted average number of Class K-T common shares outstanding – basic and diluted	59,670	47,989	52,969	47,700
Net income (loss) attributable to Class A common stockholders – basic and diluted	$251,188	$89,238	$265,611	$(306,687)
Net income (loss) per Class A common share – basic and diluted	$0.43	$0.17	$0.46	$(0.57)
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	537,410	578,347	537,410
Net income (loss) attributable to Class B common stockholders – basic and diluted	$31,949	$(1,238)	$(8,056)	$(133,732)
Net income (loss) per Class B common share – basic and diluted	$0.26	$(0.01)	$(0.06)	$(1.07)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2020	3,608,062	$36,081	666,728	$6,668	47,769	$478	537,410	$5,374	125,000	$1,250	$40,343,076	$(6,092,421)	$(3,528,321)	$30,772,185	$5,888,390	$36,660,575
Issuance of common stock	80,181	801	156,830	1,568	—	—	44,000	440	—	—	2,368,158	—	—	2,370,967	—	2,370,967
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(104,773)	—	—	(104,773)	—	(104,773)
Repurchase of common stock	(1,000)	(10)	—	—	—	—	—	—	—	—	(7,910)	—	—	(7,920)	—	(7,920)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(250,872)	—	—	(250,872)	—	(250,872)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(1,110,673)	—	(1,110,673)	(47,782)	(1,158,455)
BALANCE, March 31, 2021	3,687,243	36,872	823,558	8,236	47,769	478	581,410	5,814	125,000	1,250	42,347,679	(7,203,094)	(3,528,321)	31,668,914	5,840,608	37,509,522
Issuance of common stock	210,150	2,101	302,562	3,025	9,930	99	—	—	—	—	4,315,087	—	—	4,320,312	—	4,320,312
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(254,489)	—	—	(254,489)	—	(254,489)
Repurchase of common stock	(34,700)	(347)									(289,074)			(289,421)		(289,421)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(393,558)	—	—	(393,558)	—	(393,558)
Net Income	—	—	—	—	—	—	—	—	—	—	—	1,052,074	—	1,052,074	321,364	1,373,438
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(591,430)	(591,430)
BALANCE, June 30, 2021	3,862,693	38,626	1,126,120	11,261	57,699	577	581,410	5,814	125,000	1,250	45,725,645	(6,151,020)	(3,528,321)	36,103,832	5,570,542	41,674,374
Issuance of common stock	108,627	1,087	166,777	1,668	2,538	25	—	—	—	—	2,601,250	—	—	2,604,030	—	2,604,030
Issuance of common stock pursuant to distribution reinvestment plan	12,495	125	6,628	66	901	9	—	—	—	—	187,221	—	—	187,421	—	187,421
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(147,733)	—	—	(147,733)	—	(147,733)
Repurchase of common stock	(59,979)	(600)	—	—	—	—	—	—	—	—	(571,476)	—	—	(572,076)	—	(572,076)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(270,985)	—	—	(270,985)	—	(270,985)
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,534,766	—	2,534,766	118,550	2,653,316
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(1,229,010)	(1,229,010)	(54,390)	(1,283,400)
BALANCE, September 30, 2021	3,923,836	$39,238	1,299,525	$12,995	61,138	$611	581,410	$5,814	125,000	$1,250	$47,523,922	$(3,616,254)	$(4,757,331)	$39,210,245	$5,634,702	$44,844,947

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2019	2,680,845	$26,808	491,718	$4,917	45,616	$456	537,410	$5,374	125,000	$1,250	$31,607,360	$(2,265,816)	$(1,631,573)	$27,748,776	$6,564,956	$34,313,732
Issuance of common stock	617,967	6,180	137,312	1,373	2,000	20	—	—	—	—	7,436,225	—	—	7,443,798		7,443,798
Issuance of common stock pursuant to distribution reinvestment plan	2,926	29	2,669	27	373	4	—	—	—	—	56,636			56,696		56,696
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(622,973)	—	—	(622,973)	—	(622,973)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(502,102)	—	—	(502,102)	—	(502,102)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(2,089,583)	—	(2,089,583)	(63,183)	(2,152,766)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(450,397)	(450,397)	(98,000)	(548,397)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	120,050	120,050
BALANCE March 31, 2020	3,301,738	33,017	631,699	6,317	47,989	480	537,410	5,374	125,000	1,250	37,975,146	(4,355,399)	(2,081,970)	31,584,215	6,523,823	38,108,038
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,145)	—	—	(1,145)	—	(1,145)
Repurchase of common stock	(23,500)	(235)	—	—	—	—	—	—	—	—	(234,765)	—	—	(235,000)	—	(235,000)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(1,310,338)	—	(1,310,338)	(304,175)	(1,614,513)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(544,566)	(544,566)	—	(544,566)
BALANCE June 30, 2020	3,278,238	32,782	631,699	6,317	47,989	480	537,410	5,374	125,000	1,250	37,739,236	(5,665,737)	(2,626,536)	29,493,166	6,219,648	35,712,814
Issuance of common stock	123,767	1,238	19,623	196	—	—	—	—	—	—	1,206,471	—	—	1,207,905	—	1,207,905
Issuance of common stock pursuant to distribution reinvestment plan	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(103,893)	—	—	(103,893)	—	(103,893)
Repurchase of common stock	(2,500)	(25)	(6,332)	(63)	—	—	—	—	—	—	(70,871)	—	—	(70,959)	—	(70,959)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(76,148)	—	—	(76,148)	—	(76,148)
Net Income (Loss)	—	—	—	—	—	—	—	—	—	—	—	753,582	—	753,582	(15,605)	737,977
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
BALANCE September 30, 2020	3,399,505	$33,995	644,990	$6,450	47,989	$480	537,410	$5,374	125,000	$1,250	$38,694,795	$(4,912,155)	$(2,626,536)	$31,203,653	$6,204,043	$37,407,696

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,919,913	$(3,106,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,443,246	2,227,895
Amortization of deferred financing costs and debt discount as interest	(1,876)	11,480
Amortization of key money loans	(43,404)	(40,125)
Loss on acquisition	—	133,521
Gain on loan extinguishment	(635,317)	—
(Gain) loss on interest rate swap	(289,412)	68,690
Changes in operating assets and liabilities:
Accounts receivable	(194,338)	(38,806)
Due from related parties	(56,950)	(261,459)
Prepaid expenses and other assets	(326,593)	(289,263)
Accounts payable, accrued expenses and other	927,188	527,846
Due to related parties	1,055,340	1,130,818
Net cash provided by operating activities	5,797,797	363,613
Cash Flows from Investing Activities:
Acquisition of hotel property, net	(15,062,376)	(12,240,256)
Loan receivable origination	(7,689,594)	—
Loan receivable payment	7,689,594	—
Capital improvements	(538,782)	(127,203)
Net cash used in investing activities	(15,601,158)	(12,367,459)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	9,295,309	8,651,703
Payment of commissions and dealer manager fees and stockholder servicing fees	(506,995)	(728,011)
Payment of other offering costs to affiliates	(766,217)	—
Proceeds from mortgage note	4,000,000	2,000,000
Proceeds from other debt	1,426,672	1,018,917
Payments of mortgage notes principal	(298,580)	(108,132)
Payment of deferred financing costs	(83,301)	(94,770)
Distributions to stockholders	(1,041,589)	(938,267)
Distributions to noncontrolling interest	(645,820)	(98,000)
Contributions from noncontrolling interests	—	120,050
Repurchase of common stock	(869,417)	(305,959)
Net cash provided by financing activities	10,510,062	9,517,531
Increase (decrease) in cash and cash equivalents and restricted cash	706,701	(2,486,315)
Cash and cash equivalents and restricted cash, beginning of period	10,269,947	13,001,797
Cash and cash equivalents and restricted cash, end of period	$10,976,648	$10,515,482

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$7,389,675	$7,644,041
Restricted cash	3,586,973	2,871,441
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$10,976,648	$10,515,482

The Company paid the following amounts for interest and income taxes:

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest	$1,982,821	$1,573,396
Cash paid for income taxes	$1,750	$29,918

Supplemental Disclosure of Noncash Transactions

	Nine Months Ended September 30,
	2021	2020
Common stock issued pursuant to distribution reinvestment plan	$187,421	$56,696
Other offering costs paid to affiliates	$—	$(274,877)
Decrease in due from related parties	$—	$274,877
Assumption of mortgage note payable	$—	$15,598,479

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company used the proceeds from its Private Offering (defined below) and used and expects to continue to use the proceeds from its Public Offering (defined below), which terminated on August 13, 2021, to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (“U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership, (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership.

As of September 30, 2021, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Commencing on June 10, 2021, the offering and total dollar amount available for purchase per class in the primary portion of the Public Offering were as follows: $9.85 per K Share (up to $125,000,000 in shares), $9.77 per K-I Share (up to $125,000,000 in shares) and $9.85 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amount available for purchase in the Company's DRIP are as follows: $9.36 per K-I Share (up to $12,500,000 in shares), $9.36 per K Share (up to $12,500,000 in shares), and $9.36 per K-T Share (up to $25,000,000 in shares).

Since the commencement of the Public Offering and through the termination of the offering, the Company received approximately $39,232,488 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, including $248,886, $164,496 and $18,943 of gross proceeds from K Shares, K-I Shares and K-T Shares issued pursuant to the DRIP, respectively. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

The Company, with the approval of its board of directors, terminated the Public Offering on August 13, 2021. On June 24, 2021, the Company filed a Registration Statement on Form S-3 to register approximately 4,273,505 K shares, K-I Shares or K-T Shares under the DRIP for a proposed maximum offering price of $40,000,000 in shares of common stock (the “DRIP Offering”). The Company commenced offering shares pursuant to the DRIP Offering following the termination of the Public Offering, and will continue to issue shares of common stock under the DRIP Offering until such time as the Company sells all of the shares registered for sale under the DRIP Offering, unless the Company files a new registration statement with the SEC, or the DRIP Offering is terminated by the Company’s board of directors.

If the Company's board of directors determines that it is in the Company's best interest, the Company may conduct follow-on public offerings in the future as permitted by its charter.

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

Since the beginning of March 2020, the Company has experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company continues to experience an improvement in traveler sentiment. However, while the development and distribution of vaccines have helped contribute to improved conditions over the first three quarters of 2021, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement in its operations through the first three quarters of 2021 and expects continued improvement through the rest of the year, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, stay-at-home orders, quarantines, travel bans, border closings, business closures, deterioration of consumer sentiment or significant inflationary pressures. Accordingly, the Company expects that COVID-19 and the associated response could continue to negatively affect the Company’s results of operations, financial position and cash flow for a period of time.

The Company believes cash and restricted cash on hand, cash generated from operations, and borrowings from other sources, including advances from the Company’s Sponsor, if necessary, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At September 30, 2021, the assets of our VIEs were $66,706,543, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs’ obligations. The liabilities of our VIEs were $44,922,385 at September 30, 2021 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of September 30, 2021, the estimated fair value of the mortgage notes payable was $59,213,049 compared to the carrying value of $60,364,095. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by its debt agreements. At September 30, 2021 and 2020, reserves for property taxes were $632,155 and $548,713 respectively, and reserves for capital improvements were $2,642,088 and $2,286,588, respectively. The Company also included $123,140 and $36,140 of guest advance deposits as restricted cash at September 30, 2021 and 2020, respectively. The Company also included $189,590 and $0 of other reserves as restricted cash at September 30, 2021 and 2020, respectively.

Organization and Offering Costs

Organization and offering costs (“O&O Costs”) include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. The Company charged O&O Costs against additional paid in capital on the condensed consolidated balance sheet as it raised proceeds in its Public Offering, which was terminated on August 13, 2021. The O&O costs associated with the DRIP Offering will continue to be charged in this same manner.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At September 30, 2021, the Company had no material uncertain tax positions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. 3,000 non-vested restricted K Shares held by the Company's independent directors as of September 30, 2021 are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated earnings per share for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$2,534,766	$753,582	$2,476,167	$(2,646,339)
Less: Class K Common Stock dividends declared and accumulated	691,713	584,848	1,976,596	1,610,617
Less: Class K-I Common Stock dividends declared and accumulated	217,307	111,991	525,719	305,563
Less: Class K-T Common Stock dividends declared and accumulated	10,526	8,444	27,731	23,826
Less: Class A Common Stock dividends declared and accumulated	102,583	94,561	302,885	268,264
Undistributed net income (loss)	$1,512,637	$(46,262)	$(356,764)	$(4,854,609)
Class K Common Stock:
Undistributed net income (loss)	$1,002,035	$(32,922)	$(243,306)	$(3,442,620)
Class K Common Stock dividends declared and accumulated	691,713	584,848	1,976,596	1,610,617
Net income (loss)	$1,693,748	$551,926	$1,733,290	$(1,832,003)
Net income (loss) per common share, basic and diluted	$0.43	$0.17	$0.46	$(0.57)
Weighted average number of common shares outstanding, basic and diluted	3,920,423	3,323,827	3,775,288	3,217,836
Class K-I Common Stock:
Undistributed net income (loss)	$314,797	$(6,304)	$(64,713)	$(652,273)
Class K-I Common Stock dividends declared and accumulated	217,307	111,991	525,719	305,563
Net income (loss)	$532,104	$105,687	$461,006	$(346,710)
Net income (loss) per common share, basic and diluted	$0.43	$0.17	$0.46	$(0.57)
Weighted average number of common shares outstanding, basic and diluted	1,231,632	636,468	1,004,120	609,683
Class K-T Common Stock:
Undistributed net income (loss)	$15,251	$(475)	$(3,415)	$(51,033)
Class K-T Common Stock dividends declared and accumulated	10,526	8,444	27,731	23,826
Net income (loss)	$25,777	$7,969	$24,316	$(27,207)
Net income (loss) per common share, basic and diluted	$0.43	$0.17	$0.46	$(0.57)
Weighted average number of common shares outstanding, basic and diluted	59,670	47,989	52,969	47,700
Class A Common Stock:
Undistributed net income (loss)	$148,605	$(5,323)	$(37,274)	$(574,951)
Class A Common Stock dividends declared and accumulated	102,583	94,561	302,885	268,264
Net income (loss)	$251,188	$89,238	$265,611	$(306,687)
Net income (loss) per common share, basic and diluted	$0.43	$0.17	$0.46	$(0.57)
Weighted average number of common shares outstanding, basic and diluted	581,410	537,410	578,347	537,410
Class B Common Stock:
Undistributed net income (loss)	$31,949	$(1,238)	$(8,056)	$(133,732)
Net income (loss) per common share, basic and diluted	$0.26	$(0.01)	$(0.06)	$(1.07)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2021:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$11,033,395
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,058,558
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
Cherry Tree Inn Traverse City	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$4,000,000
1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Land	$14,450,538	$11,588,686
Building and improvements	88,509,000	77,286,159
Furniture, fixtures, and equipment	8,761,293	7,244,831
Total cost	111,720,831	96,119,676
Accumulated depreciation	(8,962,609)	(6,530,972)
Property and equipment, net	$102,758,222	$89,588,704

Depreciation expense for the three months ended September 30, 2021 and 2020 was $879,734 and $779,465, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $2,431,637 and $2,217,124, respectively.

Acquisition of the Cherry Tree Inn

On July 30, 2021 (the “Final Closing”), the Company, through a wholly-owned subsidiary of its Operating Partnership, acquired the fee simple interest in the Cherry Tree Inn and Suites, located at 2345 N. US 31 North, East Bay Township, Grand Traverse County, Michigan (the “Cherry Tree Inn”), for a total purchase price of $15,000,000, exclusive of closing costs and typical hotel closing date adjustments. The Company also incurred an acquisition fee of $264,789 due to PHA (See Note 7). The Company financed the transaction with a combination of net proceeds from the Public Offering and proceeds from a $4,000,000 bridge loan (the “Bridge Loan”) from an affiliate of the Sponsor.

In connection with the Final Closing, the Ground Lease by and between a subsidiary of the Company and the seller, dated as of June 3, 2021, was terminated. Further, on July 30, 2021, the seller repaid in full the loan in the principal amount of $7,689,593 owed to an affiliate and the related loan agreement was terminated.

The Company concluded its investment in the Cherry Tree Inn was an asset acquisition in accordance with ASC 805, Business Combinations (“Topic 805”). The Company allocated the purchase price of $15,000,000 to the acquired assets, consisting of land, building and improvements and furniture and fixtures, based on their respective fair values as determined by an independent third-party appraiser.

Fair Value at
July 30, 2021
Land	$2,850,000
Building and improvements	10,920,000
Furniture, fixtures, and equipment	1,230,000
Total assets acquired	$15,000,000

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at September 30, 2021, is a $13,058,558 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $11,033,395 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $4,000,000 mortgage payable secured by the Cherry Tree Inn (the “Cherry Tree Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St.  Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of September 30, 2021.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg has failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests will resume as of March 31, 2022.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of September 30, 2021.

As a result of the negative impact of the COVID-19 pandemic, the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents starting with the period ended December 31, 2020. In March 2021, the Company received a written waiver of all debt service coverage testing through June 30, 2021, from its lender. As of September 30, 2021, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at September 30, 2021. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which was initially August 15, 2021; however, it was extended for one year to August 15, 2022. The maturity date may be extended by up to one additional one-year period, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

As of September 30, 2021, the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires monthly interest payments at a fixed rate of 4.25% through February 15, 2023 and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

On April 23, 2020, the Operating Partnership, through its subsidiary, and the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the "Hilton Garden Inn Loan Modification Agreement") with the lender, to amend the terms of the mortgage loan and loan documents on the HGI Note. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 are deferred until the date that is twelve months after the date each payment was originally due. The HGI Note resumed interest payments in October 2020 and began repaying previously deferred amounts in April 2021. As of September 30, 2021, all deferred payments have been made.

In addition, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants are waived until the year ending December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants are waived until the year ending December 31, 2021. As of September 30, 2021, the HGI Note was compliant with the above referenced loan arrangements.

The Cherry Tree Note is a loan arrangement with Emerald Capital Lending III, LLC, an affiliate of the Sponsor. The term of the Bridge Loan is 6 months and bears an interest rate of 9.00% per annum and includes a closing fee payable to the lender in the amount of $20,000. Payments are interest only until maturity on January 30, 2022. A new loan with a third-party is expected to be in place prior to the end of the current loan term.

Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted here and elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on the Company's ability to satisfy its mortgage loan covenants.

Interest expense on mortgage notes payable for the three months ended September 30, 2021 and 2020 was $636,582 and $663,564, respectively. Interest expense on mortgage notes payable for the nine months ended September 30, 2021 and 2020 was $1,912,945 and $1,886,606, respectively.

Also included in mortgage notes payable as of September 30, 2021, is $303,130 of net deferred financing costs and debt discounts and premiums. For the three months ended September 30, 2021 and 2020, the Company amortized $3,067 and $2,472, respectively, of net deferred financing costs and debt discounts and premiums as interest expense. For the nine months ended September 30, 2021 and 2020, the Company amortized $1,876 and $11,480, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

Note 5 – Interest Rate Swap

The Company is exposed to certain risks relating to its ongoing business operations, including the effect of changes in interest rates. The Company had an interest rate swap agreement to manage interest rate risk exposure on $15,092,000 of the TCI Note that expired on August 15, 2021.

Note 6 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program ("PPP"), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially forgivable. In 2020, the Company received $1,018,917 in PPP loans relating to the four hotel properties (the "PPP Loans"). On January 11, 2021, the PPP opened an additional round of funding, which allowed eligible borrowers that had previously received a PPP loan to apply for a second draw PPP loan with the same general terms as the first. Second draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay mortgage interest, rent, utilities, worker protection costs related to COVID-19, uninsured property damage costs caused by looting or vandalism, and certain supplier costs and expenses for operations. The Company applied for and received $1,426,672 in the second round of funding as of September 30, 2021.

Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loans. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. The loan forgiveness amount may be reduced if the Company terminates employees or reduces salaries during the twenty-four week period. The Company used the proceeds from the PPP Loans to retain employees and maintain payroll and make mortgage and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. The Company has applied for full forgiveness of all the first round of PPP loans. As of September 30, 2021, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $635,317. In the three and nine months ended September 30, 2021, the Company recognized gain on loan extinguishment of $0 and $635,317, respectively, in the condensed consolidated statement of operations. The currently unforgiven portion of these loans are presented as other debt on the condensed consolidated balance sheets under ASC 470, Debt. The Company intends to apply for full forgiveness of all the second round of PPP loans during the fourth quarter of 2021.

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

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. Through December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the three and nine months ended September 30, 2021, the Company’s Sponsor requested reimbursement for $56,035 and $150,134, respectively of such administrative service expenses. These amounts are included in due to related parties on the condensed consolidated balance sheet as of September 30, 2021, and in other fees to affiliates on the condensed consolidated statement of operations.

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

For the three and nine months ended September 30, 2021, the Company incurred $264,789 in acquisition fees related to the Cherry Tree Inn, which are included in other fees to affiliates on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2020, the Company incurred $0 and $441,370, respectively, in acquisition fees related to the Hilton Garden Inn Providence, which are included in other fees to affiliates on the condensed consolidated statement of operations. As of September 30, 2021 and 2020, there were $1,244,139 and $979,350, respectively, of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $17,553 and $14,771, respectively, for the three months ended September 30, 2021 and 2020, $46,693 and $39,794, respectively, for the nine months ended September 30, 2021 and 2020, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

Asset Management Fee

The Company will pay PHA asset management fees as described below:

Asset Management Fee: Quarterly fee equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP, or the asset management fee. The adjusted cost will include the purchase price, acquisition expenses, capital expenditures, and other customary capitalized costs. The Advisory Agreement Amendment clarified the duration of the asset management fee and accrual of interest on deferred asset management fees. The asset management fee will be payable to PHA quarterly in arrears, based on the adjusted cost on the last date of the prior quarter, adjusted for appropriate closing dates for individual investments. Payment of the asset management fee will be deferred on a quarterly basis if at any time all accumulated, accrued, and unpaid 7% distributions have not been paid in full to the holders of the K Shares, K-I Shares,

K-T Shares and any parity security. Any such deferred asset management fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum. If the Company has not completed a liquidation event by the fifth anniversary of the date the Company terminated the Public Offering (including any follow-on offering) (the “Fifth Anniversary”), on the day immediately following the Fifth Anniversary, (i) the asset management fees payable pursuant to the Advisory Agreement cease to accrue and (ii) interest that accrued at a non-compounded rate of 6.0% per annum on the deferred asset management fees will cease to accrue. For the avoidance of doubt, all accrued and unpaid principal and interest amounts in connection with the asset management fee at the Fifth Anniversary will remain outstanding.

For the three months ended September 30, 2021 and 2020, the Company incurred $163,759 and $143,218, respectively, in asset management fees. For the nine months ended September 30, 2021 and 2020, the Company incurred $451,301 and $394,734, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets. As of September 30, 2021 and 2020, there were $1,528,632 and $933,976, respectively, of deferred asset management fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on the outstanding asset management fees was $23,069 and $14,088 for the three months ended September 30, 2021 and 2020, respectively, and $61,505 and $35,358 for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and nine months ended September 30, 2021 and 2020.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of September 30, 2021 and 2020 were paid directly by the Company and there have been no reimbursements to PHA.

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

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of September 30, 2021, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,727,325, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and through cash payments to PHA of $3,069,782. The Company may reimburse PHA and its affiliates for O&O Costs incurred on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other O&O Costs to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of September 30, 2021, the unreimbursed costs to PHA and its affiliates by the Company are $3,103,034, subject to the 15% cap.

The Company recorded O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raised proceeds in its continuous Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of September 30, 2021, the maximum amount allowed to be recognized by the Company in its financial statements in accordance with the rules established by the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company recognized O&O Costs of $1,422,409 and $1,306,260 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had a balance due to PHA for reimbursement of O&O Costs within the 15% cap of $270,985, which is included in due to related parties in the condensed consolidated balance sheet as of September 30, 2021. As of the date of this filing, the Company has reimbursed PHA for this amount.

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

Aggregate property management fees incurred were $309,697 and $166,461 for the three months ended September 30, 2021 and 2020, respectively, $585,439 and $315,838 for the nine months ended September 30, 2021 and 2020, respectively and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of September 30, 2021, $80,611 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $50,490 and $31,981 for the three months ended September 30, 2021 and 2020, respectively, and $183,919 and $82,536 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, $34,582 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended September 30, 2021 and 2020, the Company paid $306,114 and $238,597, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the nine months ended September 30, 2021 and 2020, the Company paid $495,797 and $280,502, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. As of September 30, 2021, the Company had a balance of $13,974 due from TPG Risk Services, LLC, which is included in the due from related parties on the condensed consolidated balance sheet.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the

Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $123,989 and $250 during the three months ended September 30, 2021 and 2020, respectively and $287,210 and $26,026 during the nine months ended September 30, 2021 and 2020, respectively, for capital expenditure costs incurred at the hotel properties. As of September 30, 2021 and 2020, $169,153 and $20,655, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance as of September 30, 2021, was $25,000 and $100,000 in receivables from TPG Construction, LLC at the Hilton Garden Inn Providence and Cherry Tree Inn, respectively, relating to working capital requests to provide funding for vendors and contractor.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three and nine months ended September 30, 2021 and 2020.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 1.71% and 1.62% for the three months ended September 30, 2021 and 2020, respectively, and 1.69% and 1.66% for the nine months ended September 30, 2021, and 2020, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. Interest expense was $405 and $383 for the three months ended September 30, 2021 and 2020, respectively, and $1,191 and 1,172 for the nine months ended September 30, 2021, and 2020, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

Note 8 - Stockholders’ Equity

Under the Company’s charter, the total number of shares of capital stock authorized for issuance is 248,125,000, consisting of 55,500,000 K Shares, 55,500,000 K-I Shares, 116,000,000 K-T Shares, 21,000,000 A Shares, and 125,000 B Shares.

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of the termination of the offering, under the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of September 30, 2021, the Company had issued 27,731 K Shares, 18,202 K-I Shares and 2,120 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $248,886, $164,496 and $18,943, respectively. As of September 30, 2021, the Company had issued 1,000 restricted K Shares to each of the Company’s three independent directors for a total of 3,000 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of September 30, 2021, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of September 30, 2021. The Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the nine months ended September 30, 2021, pursuant to the primary portion of the Public Offering, the Company sold 398,959 K Shares for aggregate gross proceeds of $3,575,886, or $8.96 per K Share, 626,169 K-I Shares for aggregate gross proceeds of $5,169,421, or $8.26 per K-I Share, and 12,468 K-T Shares for aggregate gross proceeds of $110,000, or $8.82 per K-T Share. During the same period, the Company sold 44,000 A Shares to THR for aggregate gross proceeds of $440,000, or $10.00 per A Share.

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

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager could re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager, through the termination of the Public Offering, a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of September 30, 2021, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company pays the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions are payable in connection with the sale of K-I Shares. The Dealer Manager may re-allow all selling commissions to participating broker-dealers. The Company also pays the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager may allow a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees are generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There are no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may be reduced or waived in connection with certain categories of sales. As of September 30, 2021, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of September 30, 2021, the Company recognized $9,310 of stockholder servicing fees in connection with the Public Offering.

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

The Company's board of directors approved two outstanding repurchase requests received during the three months ended March 31, 2021, and, on May 7, 2021, the Company repurchased 34,700 K Shares for $289,421, or $8.34 per K Share. The Company’s board of directors approved nine outstanding repurchase requests received during the three months ended June 30, 2021, and on August 31, 2021, the Company repurchased 59,979 K Shares for $572,076. The Company’s board of directors approved two outstanding repurchase requests received during the three months ended September 30, 2021, and on November 12, 2021, the Company repurchased 7,900 K Shares for $76,461.

The Company’s board of directors approved two outstanding repurchase requests due to death that were received during the three months ended March 31, 2020, and on May 1, 2020, the Company repurchased 23,500 K Shares for $235,000, or $10.00 per K Share. At June 30, 2020, the Company had two unfulfilled standard repurchase requests that were received during the three months ended June 30, 2020, and on August 18, 2020, the Company repurchased 2,500 K Shares for $20,875, or $8.35 per K Share, and 6,332 K-I Shares for $50,084, or $7.91 per K-I Share. The Company’s board of directors approved outstanding repurchase requests received during the three months ended September 30, 2020, and on November 12, 2020, the Company repurchased 1,000 K-T Shares for $7,920, or $7.92 per K-T Share.

Distributions

On January 23, 2020, the Company's board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2019, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on January 28, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2019, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since September 30, 2019, was $378,942, or $0.0016438356 per K Share per day, $65,432, or $0.0016438356 per K-I Share per day, and $6,023, or $0.0016438356 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on January 31, 2020.

On April 29, 2020, the Company's board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of March 31, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on April 30, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2020, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since December 31, 2019, was $453,908, or $0.0016393443 per K Share per day, $83,629, or $0.0016393443 per K-I Share per day, and $7,029, or $0.0016393443 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash on or about May 1, 2020.

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

On October 27, 2020, the Company's board of directors authorized the payment of distributions with respect to each K Share, K-I Share and K-T Share outstanding as of June 30, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on October 30, 2020. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2020, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since March 31, 2020, was $571,905, or $0.0019125683 per K Share per day, $109,943, or $0.0019125683 per K-I Share per day, and $8,352, or $0.0019125683 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 12, 2020.

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2020, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since June 30, 2020 was $584,848, or $0.0019125683 per K Share per day, $111,990, or $0.0019125683 per K-I Share per day, and $8,444, or $0.0019125683 per K-T Share per day, respectively. On October 27, 2020, the Company's board of directors deemed it to be in the best interests of the Company for the Company to authorize, declare, and pay distributions in an aggregate amount representing approximately 30% of the accumulated distribution with respect to each K Share, K-I Share and K-T Share outstanding as of September 30, 2020, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on October 30, 2020. The Company paid $175,453, or $0.0005737705 per K Share per day, $33,597, or $0.0005737705 per K-I Share per day, and $2,533, or $0.0005737705 per K-T Share per day, respectively, in cash or in additional shares pursuant to the DRIP to stockholders on or around November 16, 2020.

On September 24, 2021, the Company’s board of directors authorized the payment of the remainder of distributions with respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2020 and December 31, 2020 to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on September 24, 2021.

With respect to the K Shares, K-I shares and K-T Shares outstanding as of and during the quarter ended September 30, 2020, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T share outstanding since June 30, 2020 was $409,394, or $0.0013387978 per K Share per day, $78,393, or $0.0013387978 per K-I Share per day, and $5,911, or $0.0013387978 per K-T Share per day, respectively, which reflects an accrual rate of seven percent per annum for each share class under the Company’s charter. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on or around September 24, 2021.

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2020, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since September 30, 2020, was $610,721, or $0.0019125683 per K Share per day, $116,169, or $0.0019125683 per K-I Share per day, and $8,422, or $0.0019125683 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on or around September 29, 2021.

The Company has therefore paid quarterly distributions with respect all four quarters of 2020. The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

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

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2021, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since June 30, 2021 was $691,713, or $0.0019178082 per K Share per day, $217,307, or $0.0019178082 per K-I Share per day, and $10,526, or $0.0019178082 per K-T Share per day, respectively.

Note 9 - Income Taxes

The Company recognized consolidated income tax expense of $24,514 and an income tax benefit of $5,751 for the three months ended September 30, 2021 and 2020, respectively. The Company recognized consolidated income tax expense of $25,864 and $609 for the nine months ended September 30, 2021 and 2020, respectively. These amounts relate to the operations of the Company’s TRSs.

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of September 30, 2021, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

As of June 10, 2020, following the determination of an updated estimated NAV per share for all share classes, the offering and total dollar amount available for purchase per class in the primary offering of our Public Offering are as follows: $8.56 per K Share (up to $125,000,000 in shares), $7.95 per K-I Share (up to $125,000,000 in shares) and $8.56 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amounts available for purchase in our DRIP are as follows: $8.13 per K Share (up to $12,500,000 in shares), $8.13 per K-I Share (up to $12,500,000 in shares) and $8.13 per K-T Share (up to $25,000,000 in shares). On June 10, 2020, our board of directors also approved the resumption of our share repurchase programs as it related to all repurchase requests commencing with the July 2020 repurchase date.

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

On June 10, 2021, our board of directors authorized the extension of the term of the Public Offering until August 14, 2021. However, with the approval of the board of directors, we terminated the Public Offering on August 13, 2021. On June 24, 2021, we filed a Registration Statement on Form S-3 to register approximately 4,273,505 K Shares, K-I Shares, K-T Shares under the DRIP for a proposed maximum offering price of $40,000,000 in shares of common stock (the “DRIP Offering”). We commenced offering shares pursuant to the DRIP Offering following the termination of the Public Offering, and will continue to issue shares of common stock under the DRIP Offering until such time as we sell all of the shares registered for sale under the DRIP Offering, unless we file a new registration statement with the SEC, or the DRIP Offering is terminated by our board of directors.

Since the commencement of the Public Offering and as of September 30, 2021, we received approximately $39,232,488 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $248,886 of K Shares, $164,496 of K-I Shares and $18,943 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019, and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements. We intend to use the proceeds from A Shares to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

S2K Financial LLC is the dealer manager for our Public Offering and has been responsible for the distribution of our common stock in our Public Offering as well as the DRIP Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. Through December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the three and nine months ended September 30, 2021, the Company’s Sponsor requested reimbursement for $56,035 and $150,134, respectively, of such administrative service expenses. This amount is included in due to related parties on the condensed consolidated balance sheet as of September 30, 2021.

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

During each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. During the twelve months ended June 30, 2021 and September 30, 2021, our total operating expenses were less than 2% of our average invested assets but exceeded 25% of our net income. We incurred operating expenses of approximately $1,520,345 and incurred an Excess Amount of approximately $1,273,355 during the twelve months ended March 31, 2019. We incurred operating expenses of approximately $1,567,373 and incurred an Excess Amount of approximately $1,143,625 during the twelve months ended June 30, 2019. We incurred operating expenses of approximately $1,529,939 and incurred an Excess Amount of approximately $760,883 during the twelve months ended September 30, 2019. We incurred operating expenses of approximately $1,445,599 and incurred an Excess Amount of approximately $94,280 during the twelve months ended December 31, 2019. We incurred operating expenses of approximately $1,551,924 and incurred an Excess Amount of approximately $1,076,317 during the twelve months ended March 31, 2020. We incurred operating expenses of approximately $1,581,502 and incurred an Excess Amount of approximately $1,607,059 during the twelve months ended June 30, 2020. We incurred operating expenses of approximately $1,525,833 and incurred an Excess Amount of approximately $1,616,428 during the twelve months ended September 30, 2020. We incurred operating expenses of approximately $1,488,180 and incurred an Excess Amount of approximately $1,744,213 during the twelve months ended December 31, 2020. We incurred operating expenses of approximately $1,808,418 and incurred an Excess Amount of approximately $1,995,219 during the twelve months ended March 31, 2021. We incurred operating expenses of approximately $1,269,353 and incurred an Excess Amount of approximately $879,119 during the twelve months ended June 30, 2021. We incurred operating expenses of approximately $1,425,039 and incurred an Excess Amount of approximately $507,240 during the twelve months ended September 30, 2021.Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 was justified as unusual and non-recurring as we were, through August 2021, raising capital, and continue to deploy capital. Further, commencing with the first quarter of 2020, we have been weathering the impact of the COVID-19 pandemic.

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

PHA and affiliated property managers will be entitled to receive fees during the acquisition and operational stages of the Company, and PHA may be eligible to receive fees during the liquidation stage of the Company. S2K Financial LLC will receive fees for distribution and servicing of the DRIP Offering.

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

Recent Developments

COVID-19 Impact

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic is significant. We experienced an initial decline in hotel revenue that began in our first fiscal quarter of 2020. However, with the continuing spread of the COVID-19 pandemic and the unprecedented governmental measures implemented in response, the impact of the COVID-19 pandemic accelerated rapidly, and we experienced a much greater effect on occupancy and hotel revenue per room (“RevPAR”) throughout our hotel portfolio. We experienced reservation cancellations as well as a reduction in new reservations relative to prior expectations. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of group bookings. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. All five of our hotel properties were open and operational as of the date of this filing.

While efforts to reduce operating costs have been made, we cannot be certain as to what level of savings can be maintained overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company anticipates an improvement in traveler sentiment. However, while the development and distribution of vaccines have helped contribute to improved conditions this far in 2021, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement throughout 2021 in comparison to 2020 and expects continued improvement through the rest of the year, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, stay-at-home orders, quarantines, travel bans, border closings, business closures, deterioration of consumer sentiment or significant inflationary pressures. Accordingly, the Company expects that COVID-19 and the associated response could continue to negatively affect the Company’s results of operations, financial position and cash flow for an extended period of time. As a result, we have reduced our planned capital expenditures outside the normal course of our business and are working closely with our hotel managers to reduce our hotels' operating expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially forgivable. In May 2020, we received $1,018,917 in PPP loans relating to our four hotel properties. We have applied for full forgiveness of these loans. As of September 30, 2021, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $635,317, which is included as gain on loan extinguishment on the condensed consolidated income statement. The remaining application is currently in review with the SBA. We applied for the second round of funding and received $1,426,672 as of September 30, 2021. We have not yet applied for forgiveness of these loans as of the date of this filing.

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

Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to experience some level of erosion in hotel cash flow in comparison to historical trends. There may also be lasting effects related to the COVID-19 pandemic. Due to a slowdown in the U.S. economy as a result of the COVID-19 pandemic, there may be increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow for an unknown period of time. Further, the market and economic challenges associated with the COVID-19 pandemic could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

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

After more than a year of unprecedented disruption, the hospitality industry began to demonstrate signs of recovery throughout 2021. With multiple vaccines in production and deployment, the passing of stimulus-friendly legislation and the loosening of the aforementioned restrictions, leisure travel began to rebound slightly during the first quarter of 2021 and have continued to trend in a positive direction throughout the second and third quarters of 2021. We anticipate that as more Americans receive vaccinations, consumer confidence will return and domestic travel will increase due to a significant amount of pent-up demand.

Based on our business intelligence and close monitoring of industry reporting of key performance metrics, we expect increases in leisure travel to stabilize throughout the remainder of 2021 with the possibility of business travel reactivating during the fourth quarter of 2021 and into 2022; however, it is impossible to speculate as to the potential impact the Delta variant of COVID-19 may have on travel and consumer confidence. It continues to be widely reported that the industry may not reach pre-pandemic performance levels for the foreseeable future.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at September 30, 2021.

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

For information on distributions paid during the three months ended September 30, 2021 refer to Note 8 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions from the operations of our hotel properties and the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2021 and 2020:

	September
	2021		2020
Distributions paid in cash	$1,041,589		$938,267
Distributions reinvested	187,421		56,696
Total distributions	$1,229,010		$994,963
Source of distributions:
Cash flows provided by operations	$1,041,589	85%	$938,267	94%
Offering proceeds from issuance of common stock pursuant to the DRIP	187,421	15%	56,696	6%
Total sources	$1,229,010	100%	$994,963	100%

Although the tax composition of such distributions may be a return of capital, distributions for the nine months ended June 30, 2020 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect all four quarters of 2020, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. The ability to compare one period to another is significantly affected by the inclusion of operations of the Cherry Tree Inn starting on June 3, 2021, the inclusion of operations of the Hilton Garden Inn Providence as of February 27, 2020, and the effect of COVID-19. Therefore, our results of operations for the three and nine months ended September 30, 2021 are not directly comparable to those for the three and nine months ended June 30, 2020.

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

The negative impact on room demand at our hotel properties stemming from the COVID-19 pandemic has been significant and we continue to closely monitor the effect on occupancy and RevPAR at our hotel properties.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $9,131,968 for the three months ended September 30, 2021 from $4,802,499 for the three months ended September 30, 2020. The net increase of $4,329,469 was largely due to the effect of COVID-19 on the 2020 period when state governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulting in most of our hotel properties experiencing significant declines in occupancy. Our hotel properties also experienced lower daily rates in an attempt to entice customers to stay at the hotel properties. Incremental room revenues from the Cherry Tree Inn for the three months ended September 30, 2021 were $1,811,212. Excluding this impact of the Cherry Tree Inn, revenue increased $2,518,258 or 52% from the same period in 2020.

The following presents the hotel operating results for the three months ended September 30, 2021 for the full portfolio:

	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	86.76%	78.90%	70.74%
ADR	$251.73	$235.90	$193.91
RevPAR	$225.12	$195.79	$142.41

The following presents the hotel operating results for the three months ended September 30, 2020 for the full portfolio.

	Total Portfolio
	July	August	September
Number of hotels	4	4	4
Number of rooms	483	483	483

Average Occupancy Percentage	65.67%	65.06%	58.15%
ADR	$173.13	$170.12	$149.99
RevPAR	$124.15	$121.64	$94.91

A comparison of hotel rooms revenues for the hotels owned continuously for the three months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$1,442,728	$1,063,967	$378,761	35.60%
Staybridge Suites St. Petersburg	1,031,831	636,907	394,924	62.01%
Hotel Indigo Traverse City	3,275,207	2,447,491	827,716	33.82%
Hilton Garden Inn Providence	1,570,991	654,134	916,857	140.16%
	$7,320,757	$4,802,499	$2,518,258

The increase in rooms revenues of $378,761, or 35.6%, at the Springhill Suites Wilmington is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Springhill Suites Wilmington increased from 72.49% for the three months ended September 30, 2020 to 75.10% for the three months ended September 30, 2021. The ADR at the Springhill Suites Wilmington increased from $133 for the three months ended September 30, 2020 to $170 for the three months ended September 30, 2021, an increase of 28%.

The increase in rooms revenues of $394,924, or 62.0%, at the Staybridge Suites St. Petersburg is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg increased from 52.62% for the three months ended September 30, 2020 to 71.36% for the three months ended September 30, 2021. The ADR at the Staybridge Suites St. Petersburg increased from $111 for the three months ended September 30, 2020 to $131 for the three months ended September 30, 2021, an increase of 18%.

The increase in rooms revenues of $827,716, or 33.8%, at the Hotel Indigo Traverse City is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Hotel Indigo Traverse City increased from 87.42% for the three months ended September 30, 2020 to 90.98% for the three months ended September 30, 2021. The ADR at the Hotel Indigo Traverse City increased from $284 for the three months ended September 30, 2020 to $361 for the three months ended September 30, 2021, an increase of 27%.

The increase in rooms revenues of $916,857, or 140.2%, at the Hilton Garden Inn Providence is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 39.47% for the three months ended September 30, 2020 to 65.65% for the three months ended September 30, 2021. The ADR at the Hilton Garden Inn Providence increased from $132 for the three months ended September 30, 2020 to $190 for the three months ended September 30, 2021, an increase of 44%.

Food and beverage revenues

Food and beverage revenues increased to $976,812 for the three months ended September 30, 2021 from $575,168 for the three months ended September 30, 2020. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $401,644 increase from the prior year period is due to the negative impact of the COVID-19 pandemic on the hospitality industry in the prior year period. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, to cause significant declines in occupancy at most of our hotel properties. Government mandates also resulted in the closure of food and beverage outlets during the three months ended September 30, 2020. The increase is also due to the incremental food and beverage revenues of the Cherry Tree Inn of $3,100.

Other operating revenues

Other operating revenues increased to $202,177 for the three months ended September 30, 2021 from $168,257 for the three months ended September 30, 2020. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $33,920 increase from the prior year period is primarily due to lessening effect COVD-19 had on the industry in third quarter of 2021 versus the third quarter of 2020. The increase is also due to the incremental other operating revenues of the Cherry Tree Inn of $15,179, consisting primarily of gift shop revenue.

Rooms expenses

Rooms expenses increased to $1,697,376 for the three months ended September 30, 2021 from $743,876 for the three months ended September 30, 2020. The $953,500 net increase in rooms expenses is primarily due to the lessening impact of the COVID-19 pandemic, which caused us to implement cost saving strategies in 2020. The increase is also due to the incremental expense of the Cherry Tree Inn of $299,755. Rooms expenses are primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,697,376 and $743,876 represent 19% and 15% of rooms revenues for the three-month period ending September 30, 2021 and 2020, respectively. The increase in this percentage is due to hotels returning to a more stabilized level of service.

Food and beverage expenses

Food and beverage expenses were $574,608 and $279,325 for the three months ended September 30, 2021 and 2020, respectively. The $295,283 increase in food and beverage expenses is primarily due to the lessening impact of the COVID-19 pandemic, which caused us to implement cost saving strategies in the three months ended September 30, 2020. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Government mandates also resulted in the closure of food and beverage outlets during the three months ended September 30, 2020. Food and beverage expenses of $574,608 and $279,325 represent 59% and 49%of food and beverage revenues for the three-month period ending September 30, 2021 and 2020, respectively. The increase in percentage is due to hotels returning to a more stabilized level of staffing.

Other property expenses

Other property expenses were $2,678,659 and $1,829,792, for the three months ended September 30, 2021 and 2020, respectively. The $848,867 increase in other property expenses is primarily driven by the lessening impact of the COVID-19 pandemic, which caused us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures throughout 2020 and 2021. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The increase is also due to the incremental other property expenses of the Cherry Tree Inn of $334,269 which represents 39% of the quarter over quarter increase.

Property management fees to affiliates

Property management fees to affiliates were $309,697 and $166,461 for the three months ended September 30, 2021 and 2020, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The increase due to the incremental property management fees attributable to the Cherry Tree Inn were $54,872.

Corporate general and administrative

Corporate general and administrative expenses were $354,591 and $254,941 for the three months ended September 30, 2021 and 2020, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $99,650 increase is primarily due to certain outside services charged in the three months ended September 30, 2021.

Other fees to affiliates

Other fees to affiliates were $484,583 and $143,218 for the three months ended September 30, 2021 and 2020, respectively. Other fees to affiliates include acquisition fees due to PHA of $264,789 in the three months ended September 2021 related to the acquisition of the Cherry Tree Inn which is payable upon sale of the Cherry Tree Inn. Other fees to affiliates also include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $341,365 for the three months ended September 30, 2021 from $143,218 for the three months ended September 30, 2020. The increase is partly due to certain administrative fees charged to us by our Sponsor in the three months ended September 30, 2021. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available.

Depreciation and amortization

Depreciation and amortization expenses were $883,605 and $783,333 for the three months ended September 30, 2021 and 2020, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $100,272 increase in depreciation and amortization expense is primarily the result of the July 30, 2021 acquisition of the Cherry Tree Inn.

Interest expense, net

Interest expense, net, was $681,293 and $694,148 for the three months ended September 30, 2021 and 2020, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended September 30, 2021, we incurred $28,903 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $12,918 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $197 and $120 for three months ended September 30, 2021 and 2020, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain (loss) on interest rate swap

Realized gain on interest rate swap was $86,161 for the three months ended September 30, 2021 representing the write off of the remaining liability balance related to the TCI note swap which expired during the third quarter of

2021. The unrealized gain amount of $102,068 for the three months ended September 2020, relates to changes in interest rates and time remaining until maturity.

Income tax benefit or expense

We had an income tax expense of $24,514 and an income tax benefit of $5,751 for the three months ended September 30, 2021 and 2020, respectively, related to taxable income at the TRSs.

Net income or loss

For the three months ended September 30, 2021, we had a net income of $2,708,192 compared to net income of $758,649 for the three months ended September 30, 2020. The increase in net income of $1,879,355 is the result of the revenue and expense changes discussed above.

Net income or loss attributable to noncontrolling interests

Net income relating to noncontrolling interests was $173,426 for the three months ended September 30, 2021 compared to net income relating to noncontrolling interests of $5,067 for the three months ended September 30, 2020. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $17,384,237 for the nine months ended September 30, 2021 from $9,122,048 for the nine months ended September 30, 2020. The net increase of $8,262,189 was attributable to significant increases in occupancy and ADR as a result of fewer restrictions in place across the hospitality industry relating to the COVID-19 pandemic. In the nine months ended September 30, 2021, the incremental rooms revenue generated by the Cherry Tree Inn from June 3, 2021 through September 30, 2021, was $2,231,235. Excluding the impact of the Cherry Tree Inn, revenue increased $6,030,954 or 66% from the same period in 2020.

Food and beverage revenues

Food and beverage revenues increased to $1,638,012 for the nine months ended September 30, 2021 from $1,058,552 for the nine months ended September 30, 2020. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $579,460 increase from the prior year period is due to the negative impact of the COVID-19 pandemic on the hospitality industry in the prior year period when state governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, caused significant declines in occupancy at most of our hotel properties. Government mandates also resulted in the closure of food and beverage outlets during the nine months ended September 30, 2020.

Other operating revenues

Other operating revenues increased to $475,218 for the nine months ended September 30, 2021 from $337,145 for the nine months ended September 30, 2020. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $138,073 increase from the prior year period is primarily due to the negative effect of COVID-19 on the nine months ended September 30, 2020.

Rooms expenses

Rooms expenses increased to $3,466,570 for the nine months ended September 30, 2021 from $1,804,090 for the nine months ended September 30, 2020. The $1,662,480 net increase in rooms expenses is primarily due to the impact of the COVID-19 pandemic, which caused us to implement cost saving strategies in the nine months ended September 30, 2020. Rooms expenses are primarily driven by the corresponding revenue account and occupancy. In the nine months ended September 30, 2021, the incremental rooms expenses generated by the Cherry Tree Inn from June 3, 2021 through September 30, 2021, was $395,777. Rooms expenses of $3,466,570 and $1,804,090 represent 20% of rooms revenues for both of the nine month periods ending September 30, 2021 and 2020, respectively.

Food and beverage expenses

Food and beverage expenses were $1,018,965 and $643,271 for the nine months ended September 30, 2021 and 2020, respectively. The $375,694 increase in food and beverage expense is primarily due to the impact of the COVID-19 pandemic, which caused us to implement cost saving strategies in the nine months ended September 30, 2020. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Government mandates also resulted in the closure of food and beverage outlets during the nine months ended September 30, 2020.

Other property expenses

Other property expenses were $6,130,213 and $4,370,181, for the nine months ended September 30, 2021 and 2020, respectively. The $1,760,032 increase in other property expenses is primarily driven by the impact of the COVID-19 pandemic, which caused us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures in the nine months ended September 30, 2020. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $585,439 and $315,838 for the nine months ended September 30, 2021 and 2020, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $269,601 increase in property management fees is due to the negative impact of the COVID-19 pandemic on revenues for our hotel properties during the prior year and incremental property management fees attributable to the Cherry Tree Inn in the current year of $67,633.

Corporate general and administrative

Corporate general and administrative expenses were $979,892 and $1,193,363 for the nine months ended September 30, 2021 and 2020, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $213,471 decrease is primarily due to one-time expenses related to the acquisition of the Hilton Garden Inn Providence in the first nine months of 2020 and reduced expenses associated with the implementation of cost saving strategies such as negotiations of fee reductions with various vendors.

Other fees to affiliates

Other fees to affiliates were $866,224 and $836,105 for the nine months ended September 30, 2021 and 2020, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $451,301 for the nine months ended September 30, 2021 from $394,734 for the nine months ended September 30, 2020. The $56,567 increase in asset management fees is driven by the incremental fees associated with the Cherry Tree Inn, acquired on July 30, 2021, and the Hilton Garden Inn Providence, acquired on February 27, 2020. We have deferred payment of the quarterly asset management fees due to PHA until adequate cash flow is available. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. Acquisition fees incurred for the nine months ended September 30, 2021 were $264,789 and related to the purchase of the Cherry Tree Inn.

Acquisition Costs

There were no acquisition costs expensed in the nine months ended September 30, 2021. The acquisition costs associated with the Cherry Tree Inn purchase were capitalized in accordance with ASC 805. Acquisition costs of $72,149 relating to the purchase of the Hilton Garden Inn Providence was expensed as incurred in accordance with Topic 810 for the nine months ended September 30, 2020.

Depreciation and amortization

Depreciation and amortization expenses were $2,443,246 and $2,227,985 for the nine months ended September 30, 2021 and 2020, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $215,261 increase in depreciation and amortization expense is primarily the result of the July 30, 2021 acquisition of the Cherry Tree Inn and owning the Hilton Garden Inn Providence for the full nine months ended September 30, 2021.

Gain on loan extinguishment

Gain on loan extinguishment was $635,317 and $0 for the nine months ended September 30, 2021 and 2020, respectively, and related to forgiveness of PPP loans by the SBA.

Interest expense, net

Interest expense, net, was $1,985,870 and $1,959,017 for the nine months ended September 30, 2021 and 2020, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. The $26,853 increase in interest expense is primarily the result of the July 30, 2021 acquisition of the Cherry Tree Inn and owning the Hilton Garden Inn Providence during the full nine months ended September 30, 2021. Additionally, for the nine months ended September 30, 2021, we incurred $75,632 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $77,507 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $37,031 and $25,889 for nine months ended September 30, 2021 and 2020, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Gain (loss) on interest rate swap

Gain on the interest rate swap was $289,412 for the nine months ended September 30, 2021 related to the TCI Note interest rate swap, which expired during the third quarter of 2021. Unrealized loss on our interest rate swap was $68,690 for the nine months ended September 30, 2020. The period over period value changes are driven by changes in interest rates and time remaining until maturity.

Income tax benefit or expense

We had an income tax expense of $25,864 and $609 for the nine months ended September 30, 2021 and 2020, respectively, related to taxable income at the TRSs.

Net income or loss

For the nine months ended September 30, 2021, we had a net income of $2,919,913 compared to a net loss of $3,106,984 for the nine months ended September 30, 2020. The decrease in net loss of $6,026,897 is the result of the revenue and expense changes discussed above.

Net income or loss attributable to noncontrolling interests

Net income relating to noncontrolling interests was $443,746 for the nine months ended September 30, 2021 and the net loss relating to noncontrolling interests was $460,645 for the nine months ended September 30, 2020. These amounts include net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. These amounts also include net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock

Liquidity and Capital Resources

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

To address the significant strain on the hotels’ cash flows, we have implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments for a period of three to twelve months, and we have utilized provisions from the CARES Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we received $1,018,917 in first round PPP loans related to our four hotel properties. As of September 30, 2021, we received $1,426,672 of second round PPP loans. As of September 30, 2021, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $635,317. For more information, refer to Note 6 – “Other Debt” to our unaudited interim condensed consolidated financial statements. We made modifications to our existing debt, and, during the second, third, and fourth quarters of 2020, we entered into loan modification agreements with certain of our lenders to relieve some pressure on our properties. It is our intention to refinance the Cherry Tree Inn note upon expiration with an increased debt balance above the current $4,000,000. For more information, refer to Note 4 – “Mortgage Notes Payable” to our unaudited interim condensed consolidated financial statements.

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

On April 7, 2020, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 10, 2020, our board of directors also unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which will be effective with the next authorized payment of distributions. On June 9, 2021, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. The Company, with the approval of its board of directors, terminated the Public Offering on August 13, 2021.

In addition, the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We paid quarterly distributions with respect to the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, and December 21, 2020 with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the nine months ended September 30, 2021. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the three months ended September 30, 2021 and 2020.

Cash Flows Provided by (Used in) Operating Activities

As of September 30, 2021, we owned an interest in five hotel properties. We owned an interest in four hotel properties from February 27, 2020 through July 29, 2021 and we owned an interest in three hotel properties from January 1, 2020 through February 26, 2020. During the nine months ended September 30, 2021, net cash provided by operating activities was $5,797,797 compared to the net cash used in operating activities of $363,613 for the nine months ended September 30, 2020. Our operating cash flows during the nine months ended September 30, 2021 was the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, and the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, gain on loan extinguishment, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the nine months ended September 30, 2020 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the net loss incurred on the Hilton Garden Inn Providence acquisition, the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2021, net cash used in investing activities was $15,601,158, which represented the investment in the Cherry Tree Inn, net, and capital improvements at our hotel properties. During the nine months ended September 30, 2020, cash used in investing activities was $12,367,459, which represented the investment in the Hilton Garden Inn Providence, net, and capital improvements at our hotel properties.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $10,510,062. We received proceeds of $9,295,309 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $506,995 and payments to PHA for organization and offering costs (“O&O Costs”) totaling $766,217, for the nine months ended September 30, 2021. We received $4,000,000 of mortgage note proceeds relating to the acquisition of the Cherry Tree Inn. We received $1,426,672 of cash relating to the second round of PPP loans. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”) and the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) totaling $298,580. We paid $83,301 in deferred financing costs during the nine months ended September 30, 2021. We paid cash distributions of $1,041,589 to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2021, also includes $645,820 of distributions to noncontrolling interests. Additionally, we repurchased $869,417 of outstanding shares of common stock. During the nine months ended September 30, 2020, net cash provided by financing activities was $9,517,531. We received proceeds of $8,651,703 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $728,011 for the nine months ended September 30, 2020. We received $2,000,000 of mortgage note proceeds relating to the acquisition of the Hilton Garden Inn Providence offset by $94,770 of deferred financing costs incurred. We received $1,018,918 of cash relating to the PPP loans. We made principal payments on the Wilmington Note of $108,132. We paid cash distributions of $938,267 to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2020, also includes $98,000 of distributions to and $120,050 of contributions from noncontrolling interests.

Debt

We intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in properties, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing we utilize at any given time will be dependent upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, the availability of properties meeting our investment criteria, the availability of debt financing, and changes in the cost of debt financing. To help finance our initial acquisitions, we may utilize short-term borrowings. However, after our initial property acquisitions, as a general principle, we anticipate that the term of any debt financing we utilize will correspond to the anticipated holding period for the respective property.

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

The note secured by the Hotel Indigo Traverse City (“TCI Note”) provided for interest only monthly payments until maturity. However, on April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments did not accrue interest but were deemed principal to be due and payable in full on or before June 30, 2021. The Deferred Payments have been paid in full as of September 30, 2021. Regularly scheduled interest payments recommenced on July 1, 2020.

As of September 30, 2021, the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

The note secured by the Hilton Garden Inn Providence (“HGI Note”) required monthly interest payments at a fixed rate of 4.25%. The HGI Note provided for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. However, on April 23, 2020, we and the Operating Partnership, through its subsidiary, entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the existing lender, to amend the terms of the mortgage loan and loan documents on the HGI Notes. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with April 2020 are deferred until the date that is twelve months after the date each payment was originally due.

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

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg has failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests will resume as of March 31, 2022.

Starting with December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents. In March 2021, we received a written waiver of all debt service coverage testing through June 30, 2021, from the lender. As of September 30, 2021, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with its covenant requirements and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of September 30, 2021 are as follows:

	2021	2022-2023	2024-2025	Thereafter	Total
Outstanding debt obligations	$98,778	$20,145,768	$39,876,308	$—	$60,120,854
Interest payments on outstanding debt obligations	740,840	4,137,949	1,467,704	—	6,346,493
Total	$839,618	$24,283,717	$41,344,012	$—	$66,467,347

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

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of net income (loss) to MFFO:
Net income (loss)	$2,708,192	$758,649	$2,919,913	$(3,106,984)
Depreciation and amortization	883,605	783,333	2,443,246	2,227,895
Loss on acquisition	—	—	—	133,521
FFO	3,591,797	1,541,982	5,363,159	(745,568)
Less noncontrolling interest:
Net (income) loss attributable to noncontrolling interests	(173,426)	(5,067)	(443,746)	460,645
Depreciation and amortization attributable to noncontrolling interest	(153,488)	(171,935)	(494,891)	(514,964)
FFO attributable to common stockholders	3,264,883	1,364,980	4,424,522	(799,887)
Acquisition fees and expenses	346,239	—	346,239	513,519
Amortization of deferred financing costs and debt discounts and premiums as interest	596	(2,472)	(1,876)	11,480
Gain on loan extinguishment	—	—	(635,317)	—
(Gain) loss on interest rate swap	(86,161)	(102,068)	(289,412)	68,690
MFFO attributable to common stockholders	$3,525,557	$1,260,440	$3,844,156	$(206,198)

Related-Party Transactions and Agreements

We have entered into agreements with PHA and its affiliates whereby we pay or paid certain fees to, or reimburse certain expenses of, PHA or its affiliates for acquisition fees and expenses, asset management fees, disposition fees, property management fees, O&O Costs and reimbursement of certain operating costs. Refer to Note 7 – “Related Party Transactions” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2021, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report, except as noted below.

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

The Company has paid all quarterly distributions up to and including December 31, 2020. The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

For the nine months ended September 30, 2021, we paid aggregate distributions of $1,229,010, including $1,041,589 of distributions paid in cash and 20,024 shares of our common stock issued pursuant to our distribution reinvestment plan for $187,421. For the nine months ended September 30, 2021, we had net income of $2,919,913, we had funds from operations (“FFO”) of $4,424,522 and net cash provided by operations of $5,797,797. For the nine months ended September 30, 2021, we funded $1,229,010, or 100%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from gross cash flow from operations at our hotel properties. Since inception, of the $4,757,331 in total distributions paid through September 30, 2021, including shares issued pursuant to our distribution reinvestment plan, we funded $4,663,137 or 98% from cash flow from operations and $94,194 or 2% from notes payable. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

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

Our business has been adversely affected by the impact of, and the public concern about. a pandemic disease. In December 2019, a novel strain of coronavirus was identified in Wuhan, China, which has subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in affected regions. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR reduction associated with COVID-19 to continue as we are recording significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. A continued outbreak of the virus in the U.S. would likely further reduce travel and demand at our hotels. In addition, as a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, our Springhill Suites hotel located in Wilmington, NC was instructed to close effective March 30, 2020 and reopened May 1, 2020.

A prolonged occurrence of the virus has resulted in health or other government authorities imposing restrictions on travel or other market impacts. The hotel industry and our portfolio have experienced the postponement or cancellation of business conferences and similar events. At this time, those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. Even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19. As such, the full impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact will be material. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases has adversely impacted us by reducing demand for our hotels. Additionally, while vaccines have been developed and distribution began in December 2020 and these efforts suggest that conditions may continue to gradually improve during 2021, there can be no assurances of how quickly the vaccines will slow the spread of the virus and allow the economy to recover.

Further, the financial impact of the COVID-19 pandemic on us and our hotel operators could negatively impact our future compliance with the financial covenants of our debt obligations that can result in a default and potentially, an acceleration of indebtedness, which would adversely affect our financial condition and liquidity. While the creditors for both the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) and the note secured by the Springhill Suites Wilmington (the “Wilmington Note”) have not modified the terms of their respective mortgage notes, any sustained material adverse impact on our revenues, net income and other operating results due to the COVID-19 pandemic could cause the financial covenants under our loan agreements to be adversely affected. We cannot provide assurances that we will be able to obtain any non-compliance waivers in the event we fail to comply with any of our loan covenants in a timely manner, or on acceptable terms, or at all. All required payments have been made as of September 30, 2021.

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

From the commencement of the Public Offering through the termination date of the offering, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. During the same period, pursuant to the DRIP, we issued 27,731 K Shares to investors at a weighted average of $8.97 per K Share for gross proceeds of $248,886, 18,202 K-I Shares at a weighted average of $9.04 per K-I Share for gross proceeds of $164,496, and 2,120 K-T Shares at a weighted average of $8.94 per K-T Share for gross proceeds of $18,943, for total gross DRIP proceeds of $432,325. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement.

On June 24, 2021, the Company filed a Registration Statement on Form S-3 to register approximately $4,273,505 K Shares, K-I Shares or K-T Shares under the DRIP for a proposed maximum offering price of $40,000,000 in shares of common stock. The Company will continue to issue shares of common stock under the DRIP Offering until such time as the Company sells all of the shares registered for sale under the DRIP Offering, unless the Company files a new registration statement with the SEC, or the DRIP Offering is terminated by the Company’s board of directors.

From commencement of the Public Offering through the termination of the offering, we had incurred $2,995,776 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through September 30, 2021, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through September 30, 2021, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$2,995,776	Actual
Other organization and offering costs	3,283,598	Actual
Total	$6,279,374

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of September 30, 2021, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $49,023,656.

We expect to continue to use the net proceeds from our Public Offering to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. We may also make investments in distressed debt and preferred equity where the intent is to acquire hotel properties underlying such investments. As of September 30, 2021, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings.

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

During the three months ending September 30, 2021, we fulfilled repurchase requests and repurchased K-Shares pursuant to our share repurchase program as follows:

			Total Numbers of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	Available that may yet
	Shares Requested to	Average Price	Announced Plans and	be Repurchased under
Period	be Repurchased	Paid per Share	Programs	the Program
July 2021	5,400	$—	—	(1)
August 2021	—	$9.54	59,979	(1)
September 2021	2,500	$—	—	(1)
	7,900		59,979

(1)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap).

Our board of directors approved two outstanding repurchase requests that were received during the three months ended March 31, 2021, and, on May 7, 2021, we repurchased 34,700 K Shares for $289,421, or $8.34 per K Share. The Company’s board of directors approved nine outstanding repurchase requests received during the three months ended June 30, 2021, and on August 31, 2021, the Company repurchased 59,979 K Shares for $572,076.24. We received two purchase requests during the three months ended September 30, 2021, which are still open for approval from our board of directors as of the date of this filing.

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

10.2

Promissory Note, dated as of July 30, 2021, by PHR Cherry Propco, LLC payable to Emerald Capital Lending III, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.3

Mortgage, dated July 30, 2021, by and between PHR Cherry Propco, LLC, as Mortgagor, and Emerald Capital Lending III, LLC, as Mortgagee (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 333-217578), on June 11, 2020, and incorporated by reference herein).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Label Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

PROCACCIANTI HOTEL REIT, INC.

Date: November 15, 2021	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)