Form 10-K
period 2021-12-31
PROCACCIANTI HOTEL REIT, INC.
filed 2022-03-25
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 3,862,693 shares of Class K common stock, 1,126,120 shares of Class K-I common stock, 57,699 shares of Class K-T common stock, 581,410 shares of Class A common stock, and 125,000 shares of Class B common stock held by non-affiliates, for an aggregate market value of $49,618,054, assuming a market value of $9.85 per share of Class K common stock, $9.77 per share of Class K-I common stock, $9.85 per share of Class K-T common stock, $0.00 per share of Class A common stock and $0.00 per share for Class B common stock.

As of March 25, 2022, there were 3,952,987 shares of the Registrant’s Class K common stock issued and outstanding, 1,321,914 shares of the Registrant’s Class K-I common stock issued and outstanding, 63,200 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Such risks, uncertainties, and other important factors, include, among others, the risks, the uncertainties and factors set forth under Part I – Item 1A. “Risk Factors” and Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following:

●	the short- and longer-term effects of the COVID-19 pandemic and variants of COVID-19, including decreased demand for travel, transient and group business, and levels of consumer confidence;
●	actions that governments, businesses and individuals take in response to the COVID-19 pandemic and variants of COVID-19, including limiting or banning travel, limiting the number of attendees at events, and social distancing requirements;
●	the impact of and actions taken in response to the COVID-19 pandemic and variants of COVID-19, including the ability to provide adequate staffing levels required to effectively operate our hotel properties and meet customer needs;
●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	the pace of economic and travel industry recovery following the COVID-19 pandemic and variants of COVID-19;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;

●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;
●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;
●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns and natural disasters;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below);
●	the availability of capital;

●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles (“GAAP”).

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

PART I

Item 1.Business

Overview

Procaccianti Hotel REIT, Inc. (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2021, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

To maintain our qualification as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. These may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, or TPG Hotels & Resorts, Inc.’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates or designees of TPG. We expect our property manager will operate and manage all or substantially all of our hotel properties.

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

We raised the equity capital for our real estate investments through a private offering (the “Private Offering”) and a public offering (the “Public Offering”, together with the Private Offering, the “Offerings”) from September 2016 through August 2021, and we have offered shares through our distribution reinvestment plan (“DRIP”) pursuant to a Registration Statement on Form S-3 (the “DRIP Offering”) since August 2021.

We terminated our Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of shares of Class K common stock (“K Shares”) and Class A common stock (“A Shares”, including Units (which were comprised of one K Share and one A Share), in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to TPG Hotel REIT Investor, LLC (“THR”), an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units.

Since the commencement of the Public Offering and through December 31, 2021, we received approximately $39,689,008 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $538,633 of K Shares, $314,340 of K-I Shares and $35,873 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

We intend to establish an estimated per share net asset value (“Estimated Per Share NAV”) on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with our advisor and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last three years as of each valuation date presented below (which were the Estimated NAV Per Shares for the K Shares, K-I Shares and K-T Shares, unless otherwise indicated):

Valuation Date	Effective Date	Estimated Per Share NAV
March 31, 2021	June 9, 2021	$9.85	(1)
March 31, 2020	June 10, 2020	$8.56	(2)
March 31, 2019	May 23, 2019	$10.00	(3)

(1)	The Estimated Per Share NAV per K-I Share was $9.77, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per share of Class B capital stock (“B Share”) was $0.00.
(2)	The Estimated NAV Per K-I Share was $8.55, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per B Share was $0.00.
(3)	The Estimated Per Share NAV per A Share was $3.97 and the Estimated Per Share NAV per B Share was $0.00.

COVID-19 Update

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, COVID-19 has had, and continues to have, a significant effect on the hospitality industry. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures, which significantly reduced overall lodging demand. In response to government mandates and health official orders, the Springhill Suites Wilmington, as defined herein, was instructed to close effective March 30, 2020 and remained closed until May 1, 2020, and other of the Company’s hotel properties were required to close food and beverage outlets. All five of our hotel properties were open and operational as of the date of the filing.

Since the beginning of March 2020, the Company has experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. While efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company continues to experience an improvement in traveler sentiment. However, while the development and distribution of vaccines have helped contribute to improved conditions through 2021, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement in its operations through 2021 and expects continued improvement through 2022, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, stay-at-home orders, quarantines, travel bans, border closings, business closures, deterioration of consumer sentiment or significant inflationary pressures. Accordingly, the Company expects that COVID-19 and the associated response could continue to negatively affect the Company’s results of operations, financial position and cash flow for a period of time. As a result, we have reduced our planned capital expenditures outside the normal course of our business and are working closely with our property managers to reduce our hotels’ operating expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially or fully forgivable. In May 2020, we received $1,018,917 in PPP loans relating to four hotel properties. On January 11, 2021, the SBA opened an additional round of PPP funding, and we received $1,426,672 in PPP loans in the second round relating to the same four properties.

As of December 31, 2021, the Company applied for and received formal written approval of forgiveness applications from the SBA for loans in the amount of $1,502,984. The Company is currently in the process of submitting applications for full forgiveness of the remaining two outstanding loans.

Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see continued uncertainty in hotel cash flow. There may also be lasting effects related to the COVID-19 pandemic. We may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines and boosters, breakthrough cases, and new variants of COVID-19, as well as the ongoing local and national response to the virus including indoor mask mandates, group size limitations and other restrictions. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature. The market and economic challenges associated with the COVID-19 pandemic could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

2021 Highlights

As of December 31, 2021:

●	we raised gross offering proceeds of $15,582,755 in our Private Offering, which terminated in August 2018, gross offering proceeds of $39,689,008 in our Public Offering, which terminated August 13, 2021, and gross offering proceeds of $2,630,000 from issuances of A Shares to THR in a private placement;
●	we continued offering shares pursuant to the DRIP Offering following the termination of the Public Offering,
●	our board of directors determined an estimated NAV per share of $9.85 for each of our K Shares and K-T Shares, $9.77 per K-I Share, $0.00 per A Share and $0.00 per B Share, as of March 31, 2021; and
●	we completed an investment in the Cherry Tree Inn & Suites asset (the “Cherry Tree Inn”), a select-service hotel property, on July 30, 2021.

Investment Objectives

We invest in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:

●	to provide stable income for stockholders through the payment of cash distributions;
●	to preserve and return stockholders’ capital contributions; and
●	to maximize risk-adjusted returns on stockholders’ investment.

Investment Strategy

We have used the net proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering and other sources of debt and equity financing to invest in a diverse portfolio of real estate investments located throughout the United States in the hospitality sector. We have acquired existing hotel properties and entered into management agreements for their operations, with the objective of providing a stable and secure source of income for our stockholders and maximizing potential returns upon disposition of our assets through capital appreciation. Within our hotel portfolio, we have focused on investments in “upper midscale,” “upscale,” and “upper upscale” properties that satisfy our investment goals. Our emphasis has been on stabilized, income-producing hospitality assets and those that offer modest value-add opportunities through limited capital improvements, revenue enhancements, operational improvements, and correction of expense inefficiencies.

We have invested substantially all of the net proceeds of the Offerings and other sources of debt and equity financing in hospitality properties, which comprise 100% of the aggregate cost of our portfolio. Our board of directors may revise this targeted portfolio allocation from time to time, or at any time, if it determines that a different portfolio composition is in our stockholders’ best interests.

Real Estate Portfolio

As of December 31, 2021, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. On July 30, 2021, we completed the acquisition of the Cherry Tree Inn, a select-service hotel property. Our properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our five select-service hotel properties as of December 31, 2021:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,988,748
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,004,427
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,000,000

*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
(2)	Contract purchase price excludes acquisition fees and costs.

We are currently upgrading and improving the Cherry Tree Inn. The total cost is expected to be approximately $2,250,000. Approximately $500,000 of this was paid in the year ended December 31, 2021 from cash on hand and the remainder is expected to be financed in the year ending December 31, 2022 with advances available under the terms of the existing mortgage note. Other property investments in upgrades and improvements that are normal in the course of our business during the year ending December 31, 2022 are expected to be funded with cash on hand in our furniture and fixtures and equipment reserves accounts.

Borrowing Policies

We believe that utilizing borrowing is consistent with our investment objectives and has the potential to maximize returns to our stockholders. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing (which is the maximum level of indebtedness permitted under the Statement of Policy Regarding Real Estate Investment Trusts revised and adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments. However, we can exceed this threshold if doing so is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation of the justification for the excess borrowing.

As of December 31, 2021, our total outstanding indebtedness totaled $65,058,875, including mortgage notes, PPP loans and loans from affiliates. This amount did not exceed 300% of the value of our net assets.

Disposition Policies

We intend to hold each property we acquired for an extended period. However, circumstances might arise that could result in the early sale of some properties. We expect our board of directors to make the determination pursuant to recommendations by our advisor with respect to whether we should sell or dispose of a particular property based on the determination that the sale of the property would be in the best interest of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of before the end of the expected holding period for the property will be made after consideration of relevant factors (including prevailing economic conditions, and the performance or projected performance and appreciation of the property) with a view to achieving maximum capital appreciation. We cannot assure investors that this objective will be realized. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

If we do not begin the process of achieving a liquidity event by the seventh anniversary of the termination of our Public Offering, our charter requires a majority of our board of directors, including a majority of our independent directors, to adopt a resolution declaring that a plan of liquidation of our company is advisable and directing that the plan of liquidation be submitted for consideration at either an annual or special meeting of stockholders, unless the adoption of a plan of liquidation by our board of directors and submission of such plan to stockholders is postponed by a vote of a majority of our board of directors and a majority of the independent directors. If we submit a plan of liquidation to our stockholders, holders of A Shares, K-I Shares, K Shares and K-T Shares, voting together as a single class, will each be entitled to one vote for each such share held as of the record data established by our board of such vote. If we have sought and failed to receive approval of such stockholders of a plan of liquidation, we will continue operating and, upon the written request of the holders of A Shares, K-I Shares, K Shares and K-T Shares owning in the aggregate not less than 10% of the then outstanding A Shares, K-I Shares, K Shares and K-T Shares, the plan of liquidation will be submitted for consideration by proxy statement to such stockholders up to once every two years.

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

We also compete with alternative lodging products for guests. Certain companies, including Airbnb, homeaway.com and VRBO.com, offer vacation and overnight lodging to the public. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our profitability and impede our growth.

We compete with numerous real estate companies and other owners of real estate in seeking hotel properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties, and many of these investors will have greater sources of capital to acquire properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability and impede our growth. Competition when multiple hospitality investors are seeking to dispose of properties can conversely decrease prices for properties, which, if we are trying to dispose of properties, could adversely affect our profitability and our ability to make distributions to our stockholders.

Income Taxes

We elected to be taxed as, and currently qualify as, a REIT under the Code commencing with our taxable year ended December 31, 2018. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elected to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service (the “IRS”) grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we are, and intend to continue to be, organized and operated in such a manner as to qualify for treatment as a REIT.

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

Our board of directors has adopted a policy to refrain from funding distributions with offering proceeds; instead, we plan to fund distributions from cash flows from operations and capital transactions (other than the Public Offering or other securities offerings but which may include the sale of one or more assets). However, our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings, and our board of directors has the ability to change our policy regarding the source of distributions. However, in accordance with Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distributions, to satisfy the preferential rights upon dissolution of holders of K Shares, K-I Shares and K-T Shares shall not be added to our total liabilities for these purposes. Subject to the preceding, our board of directors will determine the amounts of distributions we will pay to our stockholders. We have not established a minimum distribution level.

We paid quarterly distributions with respect to all quarters during 2020 and 2021 with gross operating cash flow from our hotel properties, consistent with prior distributions. During 2020 and the first two quarters of 2021 we did not make distributions within 30 days of quarter-end due to the impact of the COVID-19 pandemic. All distributions have now been paid and we are current on all distributions as of December 31, 2021. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

Conflicts of Interest

PHA experiences potential conflicts of interest in connection with the management of our business affairs, including the following:

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

Governmental Regulations

Our properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, the Americans with Disabilities Act of 1990, as amended (the “ADA”), zoning regulations, building codes and land use laws, and building, occupancy and other permit requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Additionally, local zoning and land use laws, environmental statutes, health and safety rules and other governmental requirements may restrict, or negatively impact, our property operations, or expansion, rehabilitation and reconstruction activities and such regulations may prevent us from taking advantage of economic opportunities. Future changes in federal, state or local tax regulations applicable to REITs, real property or income derived from our real estate could impact the financial performance, operations, and value of our properties and the Company.

Environmental Regulations

Under various federal, state, and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person who arranges for the disposal of a hazardous substance or transports a hazardous substance for disposal or treatment from property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell the affected property or to borrow using the affected property as collateral.

In connection with the ownership and operation of our properties, we, our operating partnership, or TRSs may be potentially liable for any such costs. In addition, the value of any hotel property loan we originate or acquire would be adversely affected if the underlying property contained hazardous or toxic substances.

Phase I environmental assessments, which are intended to identify potential environmental contamination for which our properties may be responsible, have been obtained on substantially all of our properties. Such Phase I environmental assessments included:

●	historical reviews of the properties;
●	reviews of certain public records;
●	preliminary investigations of the sites and surrounding properties;
●	screening for the presence of hazardous substances, toxic substances, and underground storage tanks; and
●	the preparation and issuance of a written report.

Such Phase I environmental assessments did not include invasive procedures, such as soil sampling or ground water analysis. Such Phase I environmental assessments have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, results of operations, or liquidity, and we are not aware of any such liability. To the extent Phase I environmental assessments reveal facts that require further investigation, we would perform a Phase II environmental assessment. However, it is possible that these environmental assessments will not reveal all environmental liabilities. There may be material environmental liabilities of which we are unaware, including environmental liabilities that may have arisen since the environmental assessments were completed or updated. No assurances can be given that: (i) future laws, ordinances, or regulations will not impose any material environmental liability; or (ii) the current environmental condition of our properties will not be affected by the condition of properties in the vicinity (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

We believe our properties are in compliance in all material respects with all federal, state, and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Neither we nor, to our knowledge, any of the former owners of our properties have been notified by any governmental authority of any material noncompliance, liability, or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties. We believe our properties are in compliance in all material respects with all federal, state, and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Neither we nor, to our knowledge, any of the former owners of our properties have been notified by any governmental authority of any material noncompliance, liability, or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties.

Inflation

We rely entirely on the performance of our hotel properties and the ability of our property managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, real estate and personal property taxes, property and casualty insurance, labor costs and utilities are subject to inflation as well.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties, and other hotel properties we may acquire, may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays, as there is less business travel on such dates. Quarterly revenue also may be adversely affected by renovations and repositionings, our property managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

Employees

We have no paid employees. The employees of PHA or its affiliates provide management, acquisition, advisory and certain administrative services for us. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the year ended December 30, 2021, the Company’s sponsor requested reimbursement for $187,198 of such administrative service expenses.

Environmental, Social and Governance (“ESG”)

We have made ESG and diversity, equity and inclusion a priority throughout our organization and the communities in which we operate. As our portfolio evolves over time, sustainability will continue to increase in significance as we adapt and develop existing assets. We seek to ensure that all future changes to our portfolio, including new development, major renovation and on-going operations, are done in a socially and environmentally responsible manner.

Insurance

We maintain comprehensive insurance, including liability, property, workers’ compensation, rental loss, environmental, terrorism, cybersecurity, directors and officers and, when available on commercially reasonable terms, flood, wind and earthquake insurance, with policy specifications, limits, and deductibles customarily carried for similar properties. Certain types of losses (for example, matters of a catastrophic nature such as global pandemics, acts of war or substantial known environmental liabilities) as well as certain types coverages previously available under policies set forth above (for example, communicable disease, abuse & molestation coverages previously available under general liability policies) are either uninsurable or require substantial premiums that are not economically feasible to maintain. Certain types of losses, such as those arising from subsidence activity, are insurable only to the extent that certain standard policy exceptions to insurability are waived by agreement with the insurer. We believe, however, that our properties are adequately insured, consistent with industry standards.

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

Summary Risk Factors

The following summarizes our material risk factors. However, this summary is not intended to be a comprehensive and complete list of all risk factors identified by the Company. Refer to the following pages of this section for additional details regarding these summarized risk factors and other additional risk factors identified by the Company.

●	the impact of the ongoing COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta, Omicron or other potential variants, on our business, financial condition, liquidity and results of operations;
●	adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and one or more possible recurrences of COVID-19 case surges, causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
●	•actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans if we are unable to make debt service payments or satisfy our other obligations under the forbearance agreements;
●	•availability, terms and deployment of capital;
●	•unanticipated increases in financing and other costs, including a rise in interest rates;
●	•availability of qualified personnel to our advisor;
●	•actual and potential conflicts of interest with our advisor, our executive officers and our non-independent director;
●	•changes in governmental regulations, accounting rules, tax rates and similar matters;
●	•our ability to implement effective internal controls to address any material weakness identified in this report;
●	•legislative and regulatory changes, including changes to the Code and related rules, regulations and interpretations governing the taxation of REITs; and
●	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.

Risks Relating to our Business

A financial crisis, economic slowdown, pandemic or epidemic or other economically disruptive event may harm the operating performance of the hotel industry generally. If such events occur, we may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the hospitality industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. In periods of economic difficulties or concerns with respect to communicable disease, business and leisure travelers may seek to reduce travel costs and/or health risks by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on us. Our business has been and will continue to be materially adversely affected by the impact of the COVID-19 pandemic.

We do not have any employees, and rely on our property managers to employ the personnel required to operate the hotels we own. As a result, we have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such persons directly.

We do not have any employees. We contractually engage property managers to operate, and to employ the personnel required to operate our hotels. Each property manager is required under its applicable management agreement to determine appropriate staffing levels; we are required to reimburse the applicable property manager for the cost of these employees. We are dependent on our property managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and we have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our property managers) in order to influence staffing decisions of our affiliated property managers.

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

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We may suffer from delays in locating suitable investments. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our NAV, our ability to make distributions and the value of our stockholders’ overall returns.

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

We have paid, and may continue to pay, distributions from sources other than our cash flow from operations. Distributions declared for periods in which we did not own an interest in the five select-service properties described herein were funded with proceeds from subordinated promissory notes that we entered into with our advisor. While our board has adopted a policy to refrain from funding distributions with offering proceeds, our charter contains no such limitation and our board of directors may change our distribution policy in its sole discretion at any time subject to the provisions of Maryland law. Under Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distribution, to satisfy the preferential rights upon dissolution of holders of K Shares, K-I Shares and K-T Shares shall not be added to our total liabilities for these purposes.

The Company has paid all quarterly distributions up to and including December 31, 2021. The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter

For the year ended December 31, 2021, we paid aggregate distributions of $3,900,397, including $3,256,456 of distributions paid in cash and 68,797 shares of our common stock issued pursuant to our distribution reinvestment plan for $643,941. For the year ended December 31, 2021, we had net income of $2,592,193, we had funds from operations (“FFO”) of $6,700,210 and net cash provided by operations of $4,078,790. For the year ended December 31, 2021, we funded $3,900,397, or 100%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from gross cash flow from operations at our hotel properties. Since inception, of the $7,428,718 in total distributions paid through December 31, 2021, including shares issued pursuant to our distribution reinvestment plan, we funded $7,334,524 or 99% from cash flow from operations and $94,194 or 1% from notes payable. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions from the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders' interest in us if we sell shares of our common stock to third party investors. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.

A concentration of our investments in the hospitality sector or a particular state or region may leave our profitability vulnerable to a downturn or slowdown in the sector or state or region.

Our investments are concentrated in the hospitality sector. As a result, we are subject to risks inherent in investments in a single type of property. For example, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the hospitality sector, including as a result of the COVID-19 pandemic, could be more pronounced than if we had more fully diversified our investments. We could be subject to increased exposure from economic and other competitive factors should a concentration of assets be held within any particular geographic area. To the extent general economic conditions worsen in one or more of these markets, or if any of these areas experience a natural disaster, the value of our portfolio and our market rental rates could be adversely affected. As a result, our results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our stockholders, and our ability to satisfy our debt obligations could be materially adversely affected.

We face risks related to changes in the domestic and global political and economic environment, including capital and credit markets.

Our business may be impacted by domestic and global economic conditions. Political crises in the U.S. and other countries or regions, including the escalating conflict between Russia and Ukraine, sovereign risk related to a deterioration in the creditworthiness or defaults by local governments, may negatively affect global economic conditions or our business. If the U.S. or a global economy experiences volatility or significant disruptions, such disruptions or volatility could hurt the U.S. economy and our business could be negatively impacted by reduced demand for business and leisure travel related to a slowdown in the general economy, by disruptions resulting from credit markets, higher operating costs and by liquidity issues resulting from an inability to access credit markets to obtain cash to support operations.

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

As a public company, we registered our securities under the Exchange Act and we incur and will continue to incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules implemented by the SEC.

We are increasingly dependent on information technology, and potential cyber-attacks, security problems or other disruption and expanding social media vehicles present new risks.

Our Advisor and our various hotel property managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Our advisor and our property managers purchase some of our information technology from vendors, on whom our systems depend, and our advisor relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts.

We often depend upon the secure transmission of this information over public networks. Our Advisor’s and our property managers’ networks and storage applications may be subject to unauthorized access by hackers or others (through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our advisor’s or our property managers’ systems could harm us.

In addition, the use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us, our property managers or our hotels on any social networking website could damage our or our hotels’ reputations. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.

We may experience losses caused by severe weather conditions or natural disasters.

Our properties are susceptible to extreme weather conditions, which may cause property damage or interrupt business, which could harm our business and results of operations. Our hotels may be located in areas that are subject to extreme weather conditions, including but not limited to, hurricanes, floods, tornados, and winter storms. Such extreme weather conditions may interrupt our operations and reduce the number of guests who visit our hotels.

We believe that our properties are adequately insured, consistent with industry standards, to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornados, floods and other severe weather conditions and natural disasters. Nevertheless, we are subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including but not limited to the costs associated with evacuation. These losses may lead to an increase in our cost of insurance, a decrease in our anticipated revenues from an affected property or a loss of all or a portion of the capital we have invested in an affected property. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

Risks Related to Our Corporate Structure

We disclose FFO and modified FFO (“MFFO”), each a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We disclose to investors FFO and MFFO, which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance. FFO and MFFO, on the one hand, and GAAP net income or loss, on the other hand, differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.

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

Stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as a stockholder.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without your vote except to the extent that such policies are set forth in our charter. Our board’s broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks faced as a stockholder.

Under the Maryland General Corporation Law and our charter, our stockholders are generally entitled to vote only on the following matters: (a) election and removal of directors; (b) amendment of the charter, except that our board of directors may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, (ii) effect certain reverse stock splits, and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock; (c) effect our liquidation or dissolution; and (d) to the extent required under Maryland law, effect a merger, conversion or consolidation of us, a statutory share exchange, or the sale or other disposition of all or substantially all of our assets. With respect to all matters, other than the election or removal of directors, our board of directors must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. These limitations on voting rights may limit stockholders’ ability to influence decisions regarding our business. Holders of our K Shares, K-I Shares, K-T Shares and A Shares have identical voting rights.

We may change our targeted investments without stockholder consent.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. These policies may change over time; provided, however, given that we are in our operating stage and do not expect to acquire additional hotel properties, except on an opportunistic basis, we do not intend for our target portfolio or investment policies to change. A change in our targeted investments or investment guidelines, which may occur without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our ability to make distributions to stockholders and the value of the securities we are offering through our prospectus.

Stockholders may not be able to have their K Shares, K-I Shares or K-T Shares repurchased under the share repurchase program; if stockholders are able to have their K Shares, K-I Shares or K-T Shares repurchased under the share repurchase program, stockholders may not be able to recover the amount of your investment.

Our board of directors has adopted a share repurchase program available to holders of our K Shares,
K-I Shares and K-T Shares, but there are significant conditions and limitations that limit stockholders’ ability to have their K Shares, K-I Shares or K-T Shares repurchased under the plan. Repurchases of our K Shares,
K-I Shares and K-T Shares, when requested, are at our sole discretion and generally will be made quarterly. A holder of K Shares, K-I Shares or K-T Shares, as applicable, must have beneficially held its shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the K Shares, K-I Shares or K-T Shares, as applicable, are being repurchased in connection with a stockholder’s death, qualifying disability or other exigent circumstance as determined by our board of directors in its sole discretion.

The per share repurchase price will depend on the length of time the requesting stockholder has held such shares as follows:

●	after one year from the purchase date, the per share repurchase price will be 92.5% of the most recent per share NAV of the K Shares, K-I Shares or K-T Shares, as applicable;
●	after two years from the purchase date, the per share repurchase price will be 95% of the most recent per share NAV of the K Shares, K-I Shares or K-T Shares, as applicable;
●	after three years from the purchase date, the per share repurchase price will be 97.5% of the most recent per share NAV of the K Shares, K-I Shares or K-T Shares, as applicable; and
●	after four years from the purchase date, the per share repurchase price will be 100% of the most recent per share NAV of the K Shares, K-I Shares or K-T Shares, as applicable.

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

Most of our assets will consist of properties that cannot be readily liquidated without affecting our ability to realize full value upon their disposition. Therefore, we may not have sufficient liquid resources to satisfy all repurchase requests. The share repurchase program will terminate immediately if our K Shares,
K-I Shares, K-T Shares or any successor securities are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases.

The provisions of our share repurchase program may limit stockholders’ ability to have their shares repurchased should a stockholder require liquidity and could limit stockholders’ ability to recover the amount invested in our K Shares, K-I Shares or K-T Shares. The terms of our share repurchase program contain fewer limitations for repurchases sought as a result of a stockholder’s death, qualifying disability or other involuntary exigent circumstance, in the sole discretion of the board of directors.

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

Our estimated NAV per share is based upon a number of estimates, assumptions, judgments and opinions that may not be, or may later prove not to be, accurate or complete, which could make the estimated valuations incorrect. As a result, our estimated NAV per share may not reflect the amount that a stockholder might receive for your shares in a market transaction.

Currently, there are no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated NAV per share. The audit committee of our board of directors, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated NAV per share, the consistency of the valuation methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations. Pursuant to the prior approval of the audit committee of our board of directors, which is solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged Robert A. Stanger & Co., Inc. (“Stanger”), an independent third-party valuation firm, to assist with determining the estimated NAV per share. Our estimated NAV per share was determined after consultation with our advisor and Stanger. Stanger prepared an NAV report (the “NAV Report”), which estimates the estimated NAV per K Share, K-I Share and K-T Share as of the NAV pricing date. The valuation was based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of the NAV pricing date, and was performed in accordance with the Institute for Portfolio Alternatives (“IPA”) Valuation Guidelines. The estimated NAV per share was determined by our board of directors. Subsequent estimates of our estimated NAV per K Share, K-I Share and K-T Share will be prepared at least annually. Our estimated NAV per share is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The estimated NAV per share is not intended to be related to any values at which individual assets may be carried on financial statements under applicable accounting standards. We do not intend to release any of the data supporting the estimated NAV per share.

It may be difficult to accurately reflect material events that may impact our estimated NAV per share between valuations, and accordingly we may be repurchasing shares at too high or too low a price.

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

Stockholders’ interest in us could be diluted if we issue additional shares, which could reduce the overall value of their investment.

Existing stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes the issuance of 248,125,000 shares of capital stock, of which (a) 55,500,000 shares are classified as K Shares with a par value of  $0.01 per share, (b) 55,500,000 shares are classified as K-I Shares with a par value of  $0.01 per share, (c) 116,000,000 shares are classified as K-T Shares with a par value of  $0.01 per share (d) 125,000 shares are classified as B Shares with a par value of  $0.01 per share, and (e) 21,000,000 shares are classified as A Shares with a par value of  $0.01 per share. Our board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized K Shares, K-I Shares, K-T Shares, A Shares, or shares of any other class or series of stock without stockholder approval. Our board may elect to (1) sell additional shares in future private placements or public offerings; (2) issue shares of capital stock under a long-term incentive plan to our independent directors or to employees of our advisor or its affiliates; (3) issue shares to our advisor, S2K Servicing LLC (our “Service Provider”), or their successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (4) issue K Shares (or another class of securities as determined by our board of directors) to sellers of properties we acquire in connection with an exchange of property for limited partnership interests of our operating partnership. To the extent we issue additional equity interests, stockholders’ percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions (most notably the offering price per share, which may be less than the price paid per share in any offering under our prospectus) and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us. Investors who purchased shares in our prior primary offering will likely suffer dilution of their equity investment in us as a result of the issuance of shares pursuant to the DRIP, as DRIP purchases represent a discount to the purchase price per K Share, K-I Share and K-T Share in our prior primary offering, as applicable, and we will not sell additional A Shares to our advisor or its affiliates to fund the difference between the purchase price and discounted price in connection with such DRIP sales.

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

If we were to become internally managed, we would pay substantial fees to our advisor prior to holders of K Shares, K-I Shares and K-T Shares receiving their agreed-upon investment returns. In addition, we will pay substantial fees and expenses to our property manager and their affiliates, and will reimburse our advisor and its affiliates for expenses, which payments increase the risk that stockholders will not earn a profit on your investment.

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

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on holders of K Shares, K-I Shares and K-T Shares first enjoying agreed-upon investment returns, affiliates of our advisor could also receive significant payments even without our reaching specific investment-return thresholds should we seek to become internally managed. Due to the apparent preference of the public markets for internally managed companies, a decision to list our shares on a national securities exchange could be preceded by a decision to become internally managed. Given our advisor’s familiarity with our assets and operations, we might prefer to become internally managed by acquiring our advisor. Even though our advisor will not receive internalization fees, such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether stockholders received the returns on which we have conditioned other back-end compensation, and we would not be required to seek a stockholder vote to become internally managed.

These fees and other potential payments increase the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price paid by stockholders in our Offerings. Substantial consideration paid to our advisor and its affiliates also increases the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

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

If we are unable to obtain funding for future capital needs, cash distributions to stockholders and the value of our investments could decline.

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

We have not reserved significant proceeds from our offering for future capital needs. Accordingly, if we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to stockholders and could reduce the value of stockholders’ investments. However, our board of directors has the authority under our organizational documents, in its sole discretion, to the extent permitted by Maryland law, to fund distributions from other sources, including, without limitation, the sale of assets, borrowings, offering proceeds and the deferral of fee and expense reimbursements by our advisor.

Our board of directors has opted out of provisions of the Maryland General Corporation Law relating to deterring or defending hostile takeovers. Although we will not currently be afforded this protection, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent stockholders from receiving a premium price for their shares in connection with a business combination.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We expect to pay such quarterly distributions within 30 days of the end of each calendar quarter. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or any increases in cash distributions. During 2020 and the first two quarters of 2021 we did not make distributions within 30 days of quarter-end due to the impact of the COVID-19 pandemic. All distributions have now been paid and we are current on all distributions as of December 31, 2021. Furthermore, if more stockholders of K Shares, K-I Shares and K-T Shares opt to receive cash distributions rather than participate in our DRIP, we may be forced to liquidate some of our investments in order to make distribution payments required for us to maintain our qualification as a REIT. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure stockholders that we will pay distributions to our stockholders in the future.

Our stockholders’ investment return may be reduced if we were to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). If we lose our exemption from registration under the 1940 Act, we would not be able to continue our business unless and until we register under the 1940 Act.

We do not intend to register as an investment company under the 1940 Act. As of December 31, 2021, we had controlling interests in five hotel properties, and investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.

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

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

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

Furthermore, affiliates of Procaccianti Companies may perform services for us in connection with the selection and acquisition of investments and the management of our assets. They will be reimbursed for out-of-pocket expenses, which would be paid in addition to any acquisition fees and asset management fees payable to our advisor. Payment or accrual of fees will result in immediate dilution to the value of stockholders’ investments, and any such current payments will reduce the amount of cash available to acquire investments. Payment of such fees and expenses increases the risk that the amount available for distribution to our stockholders would be less than the purchase price paid for the securities.

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

Our officers and directors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our advisor or its affiliates. Similarly, our advisor, property manager, or their affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our officers have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our advisor and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our advisor. Our advisor will seek to allocate investment opportunities among eligible accounts in a manner that is consistent with its allocation policy. However, despite the right of first offer we have, in the event our advisor’s allocation policy does not require a definitive allocation of an opportunity among eligible accounts, we can offer no assurance that such opportunities to us in the most favorable manner

Our advisor, Sponsor, property manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Our advisor, Sponsor, property manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners, advisors, and selling agents of other investment programs, including Procaccianti Companies or its affiliates’ sponsored investment products, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

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

Our fiduciary duties as the general partner of our operating partnership could create conflicts of interest, which may impede business decisions that could benefit our stockholders.

We, as the general partner of our operating partnership, have fiduciary duties to the other limited partners in our operating partnership, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as general partner of our operating partnership, to such limited partners, we are under no obligation to give priority to the interests of such limited partners. In addition, those persons holding common units will have the right to vote on certain amendments to the operating partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the operating partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.

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

There is refinancing risk associated with our debt.

We finance our long-term growth and liquidity needs with debt financings having staggered maturities, and use variable-rate debt or a mix of fixed and variable rate debt as appropriate based on favorable interest rates, principal amortization and other terms. In the event that we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities (including due to adverse economic conditions related to the COVID-19 pandemic), we would have a very difficult time refinancing debt. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels on disadvantageous terms, including unattractive prices or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. If we sell a hotel, the required loan repayment may exceed the sale proceeds.

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

We may experience underinsured or uninsured losses.

We have property and casualty insurance with respect to our hotel properties and other insurance, in each case, with loss limits and coverage thresholds deemed reasonable by our management team (and with the intent to satisfy the requirements of lenders and franchisors). In doing so, we have made decisions with respect to what deductibles, policy limits, and terms are reasonable based on management’s experience, our risk profile, the loss history of our property managers and our properties, the nature of our properties and our businesses, our loss prevention efforts, the cost of insurance and other factors.

Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment, including losses incurred in relation to the COVID-19 pandemic or cybersecurity incidents. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed.

Accordingly, there can be no assurance that:

●	the insurance coverage thresholds that we have obtained will fully protect us against insurable losses (i.e., losses may exceed coverage limits);
●	we will not incur large deductibles that will adversely affect our earnings;
●	we will not incur losses from risks that are not insurable or that are not economically insurable; or
●	current coverage thresholds will continue to be available at reasonable rates.

In the future, we may choose not to maintain terrorism or other insurance policies on any of our properties. As a result, one or more large uninsured or underinsured losses could have a material adverse effect on us. Each of our current lenders requires us to maintain certain insurance and we anticipate that future lenders will have similar requirements. We believe that we have complied with the insurance maintenance requirements under the current governing loan documents and we intend to comply with any such requirements in any future loan documents. However, a lender may disagree, in which case the lender could obtain additional coverage thresholds and seek payment from us, or declare us in default under the loan documents. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary or, in the latter case, subject us to a foreclosure on hotels securing one or more loans. In addition, a material casualty to one or more hotels securing loans may result in the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources, or the lender foreclosing on the hotels if there is a material loss that is not insured.

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

We may face risks relating to asbestos.

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. ACMs may have been used in the construction of a number of the properties that we may acquire. We will implement an operations and maintenance program at each of the properties at which we discover ACMs, if any. We can provide no assurance that we will not incur any material liabilities as a result of the presence of ACMs at our properties.

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

Costs associated with complying with the ADA may decrease cash available for distributions.

Our properties may be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for ADA compliance will reduce our net income and the amount of cash available for distributions to you.

A concentration of our investments in the hospitality sector or a particular state or region may leave our profitability vulnerable to a downturn or slowdown in the sector or state or region.

Our investments are concentrated in the hospitality sector. As a result, we are subject to risks inherent in investments in a single type of property. For example, the potential effects on our revenues and, as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the hospitality sector could be more pronounced than if we had more fully diversified our investments. We could be subject to increased exposure from economic and other competitive factors should a concentration of assets be held within any particular geographic area. To the extent general economic conditions worsen in one or more of these markets, or if any of these areas experience a natural disaster, the value of our portfolio and our market rental rates could be adversely affected. As a result, our results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our stockholders, and our ability to satisfy our debt obligations could be materially adversely affected.

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

We may opportunistically acquire hotel properties from distressed sellers. Traditional performance metrics of real estate assets may not be meaningful for opportunistic real estate. Non-stabilized properties, for example, do not have stabilized occupancy rates to provide a useful measure of revenue. Further, an appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to high vacancy levels and uncertainties with respect to future market average daily rates (“ADR”), and timing of occupancy stabilization. Accordingly, different assumptions may materially change the appraised value of the property. In addition, the value of the property will change over time.

Risks Related to Hotel Investments

The outbreak of COVID-19 has and will continue to reduce our occupancy rates and RevPAR.

Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and our business, the severity and duration of which are uncertain. Since early March 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR reduction associated with COVID-19 to continue. The continued outbreak of the virus in the U.S. has and will continue to further reduce travel and demand at our hotels. The prolonged occurrence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel or other market impacts. The hotel industry and our portfolio have and we expect will continue to experience the postponement or cancellation of a significant number of business conferences and similar events. At this time, those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.

As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact will likely be material. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety has materially adversely affected us by reducing demand for our hotels. These events have resulted in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.

Further, the financial impact of the COVID-19 pandemic on us and our hotel operators could negatively impact our future compliance with the financial covenants of our debt obligations that can result in a default and potentially, an acceleration of indebtedness, which would adversely affect our financial condition and liquidity. All required payments have been made as of December 31, 2021.

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

As a REIT, we cannot directly operate our hotel properties, and rely principally on our property manager to operate our hotel properties.

Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own the hotel properties lease the hotel properties to one or more TRSs, which have entered into property management agreements with a hotel property manager, generally expected to be one or more entities affiliated with our advisor. These affiliated property management companies may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and advisor, and TPG’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates and/or designees of TPG. We refer to TPG and such other affiliates and/or designees collectively as our property manager. Our property manager will operate and manage our hotel properties. The TRSs enter into any franchise agreements to brand our hotels. We cannot assure you that our property manager or any other third-party hotel property manager we retain will manage our properties in a manner that is consistent with its obligations under its property management agreements with our TRSs or our TRSs’ obligations under hotel franchise agreements, that the property manager will not be negligent in its performance or engage in other criminal or fraudulent activity, or that the property manager will not otherwise default on its management obligations. We will not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel property (for example, setting room rates). Thus, even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, and ADR, we may not be able to make the property manager change its method of operating our hotel properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our property manager to operate our hotel properties successfully, and its failure to do so could adversely impact our ability to service debt and to make distributions to our stockholders.

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

We own hotel properties, which have different economic characteristics than many other real estate assets, and a hotel REIT is structured differently than many other types of REITs. A typical office property, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Our TRSs have engaged our property manager or third-party hotel property managers, pursuant to property management agreements, and pay such property managers a fee for managing the hotel. Our TRSs generally will receive all of the operating profit or losses at such hotel properties after payment of our property manager’s fee and reimbursement of expenses. Moreover, virtually all hotel guests typically stay at a hotel for only a few nights, which causes the room rate and occupancy levels at hotel properties to change every day, and which results in earnings that can be highly volatile.

In addition, our hotel properties (and the hotel properties underlying any real estate-related investments we acquire) will be subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

●	adverse effects of COVID-19, including a significant reduction in business and personal travel and potential travel restrictions in regions where our hotels are located;
●	competition from other hotel properties in the relevant markets;
●	over-building of hotel properties in markets in which our hotels are located, which results in increased supply and adversely affects occupancy and revenues at our hotel properties;
●	requirements of periodic capital investment to repair and upgrade hotels;
●	increases in operating costs due to inflation and other factors, including wages and benefits, and increased energy costs that may not be offset by increased room rates;
●	change in interest rates and the availability, cost and terms of financing;
●	increases in assessed property taxes from changes in valuation or real estate tax rates;
●	increases in the cost of property insurance;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance;
●	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;
●	oil prices and travel costs;
●	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;
●	war, political conditions or uncertainty, terrorist activities or threats, mass casualty events, protests and heightened travel security measures instituted in response to these events;
●	unforeseen events beyond our control, such as travel related health concerns which could reduce travel, including pandemics such as COVID-19 (including new variants), and epidemics such as H1N1 influenza (swine flu), avian bird flu, SARS, zika virus, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions, and unusual weather patterns, including natural disasters such as hurricanes, tsunamis, earthquakes, tornados, floods, wildfires, oil spills and nuclear incidents;
●	adverse effects of international, national, regional and local economic and market conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	delayed delivery or any material reduction or prolonged interruption of public utilities and services, including water and electric power;
●	decreased corporate or government travel-related budgets and spending and cancellations and/or government shutdowns or closures, deferrals or renegotiations of group business due to adverse changes in general economic conditions and/or changes in laws and regulations;
●	decreased demand for business-related travel due to innovations in business-related technology, such as for virtual meetings and/or conferences, ongoing corporate travel restrictions, and/or a permanent shift to work-from-home or flex arrangements;
●	increasing awareness around sustainability, the impact of air travel on climate change and the impact of over-tourism;
●	low consumer confidence, high levels of unemployment or depressed real estate prices;
●	the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;
●	adverse effects of a downturn in the hotel or tourism industries; and
●	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.

These factors, and the reputation repercussions of these factors, could materially adversely affect, and from time to time have adversely affected, individual hotels, the net operating profits of our TRSs, which in turn would adversely affect our financial condition, results of operations, the value of our securities, and/or our ability to make distributions to our stockholders.

Difficult economic conditions may continue to adversely affect the hotel industry.

Our financial performance is subject to global and regional economic conditions and their impact on levels of discretionary business and consumer spending. Some of the factors that have an impact on discretionary spending include general economic conditions, GDP growth, worldwide or regional recession, corporate earnings and investment, unemployment, consumer debt, reductions in net worth, taxation, inflation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. Downturns in worldwide or regional economic conditions, such as the current economic downturn resulting from the COVID-19 pandemic, have led to a general decrease in transient business, group business, leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our hotels and resorts. A continuing shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.

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

Due to its close link with the performance of the general economy, and, specifically, growth in U.S. gross domestic product ("GDP"), the hotel industry is highly cyclical in nature. Demand for products and services provided by the hotel industry generally trails improvement in economic conditions. The lodging industry has historically exhibited a strong correlation to U.S. gross domestic product, which has been materially adversely affected by the COVID-19 pandemic. Worsening of the U.S. or global economy would likely have an adverse impact on the occupancy, ADR and RevPAR of our hotels, and would therefore adversely impact our results of operations and financial condition. In addition to the macroeconomic factors, the U.S. hotel industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries due to the general sentiment towards business and leisure travel.

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

Our operating expenses may increase in the future, which could cause us to raise our room rates, which may deplete room occupancy, or cause us to realize lower net operating income as a result of increased expenses that are not offset by increased room rates, in either case decreasing our cash flow and our operating results.

Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. To the extent such increases affect our room rates and therefore our room occupancy at our hotel properties, our cash flow and operating results may be negatively affected.

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

In addition, changes in labor laws may negatively impact us. For example, the implementation of new occupational health and safety regulations, minimum wage laws, and overtime, working conditions status and citizenship requirements and the Department of Labor’s proposed regulations expanding the scope of nonexempt employees under the Fair Labor Standards Act to increase the entitlement to overtime pay could significantly increase the cost of labor in the workforce, which would increase the operating costs of our hotel properties and may have a material adverse effect on us.

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

We may, but currently do not intend to, make distressed investments (e.g., investments in defaulted, out-of-favor or distressed bank loans) in an attempt to acquire the real estate underlying such investments. Some of our investments may be secured by properties that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. Investment in the loans of financially or operationally troubled borrowers involves a high degree of credit risk.

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

Risks Associated with Debt Financing

We have, and may in the future, incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of our stockholders’ investments.

We have generally acquired real properties by using either existing financing or borrowing new funds. In addition, we have and may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

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

Increases in interest rates could increase our debt payments.

As of December 31, 2021, our outstanding indebtedness consists of approximately $64,022,076 in property level debt, including approximately $15,092,000 of variable interest rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have, and may in the future, incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of our stockholders’ investments.”

Lenders have and may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

Loan agreements we have entered and may in the future enter into contain covenants that could affect our distribution and operating policies, affect our ability to incur additional debt, limit our ability to further mortgage a property, limit our ability to discontinue insurance coverage or limit our ability to replace our advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

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

We have financed, and may in the future finance, our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we are required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

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

Inflation may adversely affect our financial condition and results of operations.

Inflation is at a 40-year high and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Inflation poses a risk to us due to the possibility of future increases in interest rates. Continued inflation would adversely impact us due to higher interest rates on any new fixed-rate debt and our existing outstanding variable rate debt. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to a portion of our variable rate debt. However, in an increasing interest rate environment the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements will continue to increase.

In addition, inflation may adversely affect our financial condition and results of operations. An increase in inflation could have an adverse impact on our property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our revenue. Inflation could also have an adverse effect on consumer spending, which could impact our revenues.

We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of your investment.

Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our total “net assets” (as defined in our charter in accordance with the NASAA REIT Guidelines), which is generally expected to approximate 75% of the aggregate cost of our investments, however, we intend to target a leverage ratio of 50%. We can incur financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to investors and could result in a decline in the value of stockholders’ investments.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the transition away from LIBOR to alternative reference rates.

In July 2017, the United Kingdom regulator that regulates London Interbank Offered Rate (“LIBOR”) announced its intention to phase out LIBOR rates by the end of 2021. On March 5, 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, and the Financial Conduct Authority announced that all LIBOR rates will either cease to be published by any benchmark administrator, or no longer be representative immediately after December 31, 2021 for all GBP, EUR, CHF and JPY LIBOR rates and one-week and two-month U.S. dollar LIBOR rates, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR rates. As of January 1, 2022, publication of one-week and two-month U.S. dollar LIBOR has ceased, and regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR rates. The Alternative Reference Rates Committee (“ARRC”), a committee convened by the Federal Reserve Board and the New York Federal Reserve Bank, has proposed replacing U.S. dollar LIBOR with a new index based on trading in overnight repurchase agreements, the Secured Overnight Financing Rate (“SOFR”). The ARRC has formally announced and recommended SOFR as an alternative reference rate to LIBOR. As of December 31, 2021, we had approximately $15,092,000 of variable interest rate debt as well as interest rate derivatives including caps on the majority of our variable rate debt that are indexed to LIBOR.

At this time, we are not able to accurately predict when SOFR will become the most prevalent alternative reference rate in the market, or what impact the transition from LIBOR to alternative reference rates may have on our business, results of operations and financial condition. Additionally, it is difficult to predict whether and to what extent banks will continue to provide submissions to the administrator of rate quotes for the U.S. dollar LIBOR rates that have not already been discontinued or, if they do, whether such rates will be representative of the underlying market or economic reality before they are schedule to be discontinued on June 30, 2023 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods difficult or impracticable to determine. Our financial instruments may require changes to our documentation as well as enhancements and modifications to systems, controls, procedures and models, which could present operational and legal challenges for us and our clients, customers, investors and counterparties. There can be no assurance that we will be able to modify all existing financial instruments before the discontinuation of LIBOR. If such financial instruments are not remediated to provide a method for transitioning from LIBOR to an alternative reference rate, the New York state LIBOR legislation and proposed federal legislation related to the LIBOR transition may provide statutory solutions to implement an alternative reference rate and provide legal protection against litigation. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows. We continue to monitor developments in the LIBOR transition and the proposed federal legislation related to the LIBOR transition to facilitate an orderly transition away from the use of LIBOR.

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

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to stockholders.

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

As of December 31, 2021, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. For more information on our hotel properties, see Item 1, “Business — Real Estate Portfolio” of this Annual Report.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 25, 2022, we had approximately 6,044,510 shares of common stock outstanding held by a total of approximately 1,174 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

To assist FINRA members and their associated persons that participated in our Public Offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, PHA will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K-Share; (ii) $9.77 per K-I Share; (iii) $9.85 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share as of March 31, 2021 (the “NAV Pricing Date”).

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

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated NAV per share of each of our share classes, see our Current Report on Form 8-K filed on June 9, 2021.

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

For information on distributions paid during the year ended December 31, 2021, refer to Note 10 – “Stockholders’ Equity” to our consolidated financial statements included in this Annual Report.

			Distribution Paid	Total Amount of
Quarter Ended	Date Paid	Cash Distribution	Pursuant to DRIP	Distribution
March 31, 2020	December 23, 2021	$6,931	$—	$6,931
June 30, 2020	December 23, 2021	22,299	—	22,299
September 30, 2020	September 24, 2021	423,153	70,545	493,698
September 30, 2020	December 23, 2021	22,544	—	22,544
December 31, 2020	September 29, 2021	618,436	116,876	735,312
December 31, 2020	December 23, 2021	22,544	—	22,544
March 31, 2021	November 18, 2021	637,118	131,406	768,524
March 31, 2021	December 23, 2021	22,115	—	22,115
June 30, 2021	November 22, 2021	695,019	146,897	841,916
June 30, 2021	December 23, 2021	22,360	—	22,360
September 30, 2021	November 24, 2021	741,330	178,217	919,547
September 30, 2021	December 23, 2021	22,606	—	22,606
Total		$3,256,456	$643,941	$3,900,397
December 31, 2019	January 31, 2020	$393,701	$56,696	$450,397
March 31, 2020	May 1, 2020	544,566	—	544,566
June 30, 2020	November 12, 2020	593,989	96,211	690,200
September 30, 2020	November 16, 2020	180,916	30,669	211,585
Total		$1,713,172	$183,576	$1,896,748

For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”

We paid distributions with respect to the quarters ended September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, with operating cash flows from our hotel properties, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Use of Proceeds

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through December 31, 2021, pursuant to the DRIP Offering, we issued 58,687 K Shares to investors at a weighted average price of $9.18 per K Share for aggregate proceeds of $538,633, 34,211 K-I Shares at a weighted average price of $9.19 per K-I Share for aggregate proceeds of $314,340 and 3,928 K-T Shares at a weighted average price of $9.13 per K-T Share for aggregate proceeds of $35,873.

From commencement of the Public Offering through December 31, 2021, we had incurred $2,997,241 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid for with proceeds from the issuance of A Shares to THR.

From inception through December 31, 2021, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through December 31, 2021, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$2,997,241	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,252,725

The amounts above were charged against additional paid in capital on the balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of December 31, 2021, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $49,411,698.

Subsequent to December 31, 2021 and through March 25, 2022, pursuant to the DRIP Offering, we sold approximately 12,344 K Shares at a weighted average price of $9.36 per share for gross proceeds of $115,541, approximately 7,993 K-I Shares at a weighted average price of $9.36 per share for gross proceeds of $74,814 and approximately 753 K-T Shares at a weighted average price of $9.36 per share for gross proceeds of $7,051, for total gross proceeds of $197,406 in the DRIP Offering.

We have used the net proceeds from our Offerings to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of December 31, 2021, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Offerings and borrowings. A portion of the net proceeds from our Offerings was also used to fund capital expenditures at the hotel properties and operating expenses.

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

During the three months ended December 31, 2021, we fulfilled repurchase requests and repurchased K-T Shares pursuant to our share repurchase program as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
October 2021	1,612	—	$—	(2)
November 2021	2,500	7,900	$9.68	(2)
December 2021	5,000	—	$—	(2)
	9,112	7,900

(1)	We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in November, 2021 related to repurchase requests received during the prior quarter. As of December 31, 2021, there were three outstanding and unfulfilled repurchase requests for 9,112 K Shares.
(2)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap).

During the year ended December 31, 2021, we repurchased approximately $945,878 of K Shares, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2021 repurchase date.

Item 6.[Reserved]

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

Overview

We were formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2021, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a REIT under the Code, commencing with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. We are externally managed by our advisor, PHA, pursuant to the Advisory Agreement. PHA is an affiliate of our Sponsor.

To maintain our qualification as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to TRS Lessees, which are wholly owned by the Company’s TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. Lease revenue from each TRS Lessee is eliminated in consolidation. The TRS Lessees have entered into management agreements that provide day-to-day management for the hotels. Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own hotel properties will lease the hotel properties to one or more TRSs. These may include TPG or other affiliates or designees of TPG. We expect our property manager will operate and manage all or substantially all of our hotel properties.

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

We raised the equity capital for our real estate investments through the Private Offering and the Public Offering from September 2016 through August 2021, and we have offered shares through our DRIP pursuant to a Registration Statement on Form S-3 since August 2021.

We terminated our Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of K Shares and A Shares, including Units (which were comprised of one K Share and one A Share), in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to THR, an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units.

Since the commencement of the Public Offering and through December 31, 2021, we received approximately $39,689,008 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $538,633 of K Shares, $314,340 of K-I Shares and $35,873 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

We intend to establish an Estimated Per Share NAV on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with our advisor and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last three years as of each valuation date presented below (which were the Estimated NAV Per Shares for the K Shares, K-I Shares and K-T Shares, unless otherwise indicated):

Valuation Date	Effective Date	Estimated Per Share NAV
March 31, 2021	June 9, 2021	$9.85	(1)
March 31, 2020	June 10, 2020	$8.56	(2)
March 31, 2019	May 23, 2019	$10.00	(3)

(1) The Estimated Per Share NAV per K-I Share was $9.77, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per B Share was $0.00.

(2) The Estimated NAV Per K-I Share was $8.55, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per B Share was $0.00.

(3) The Estimated Per Share NAV per A Share was $3.97 and the Estimated Per Share NAV per B Share was $0.00.

COVID-19 Update

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, COVID-19 has had, and continues to have, a significant effect on the hospitality industry. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures, which significantly reduced overall lodging demand. In response to government mandates and health official orders, the Springhill Suites Wilmington, as defined herein, was instructed to close effective March 30, 2020 and remained closed until May 1, 2020, and other of the Company’s hotel properties were required to close food and beverage outlets. All five of our hotel properties were open and operational as of the date of the filing.

Since the beginning of March 2020, the Company has experienced significant declines in occupancy and RevPAR associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. While efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company continues to experience an improvement in traveler sentiment. However, while the development and distribution of vaccines have helped contribute to improved conditions through 2021, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement in its operations through 2021 and expects continued improvement through 2022, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, stay-at-home orders, quarantines, travel bans, border closings, business closures, deterioration of consumer sentiment or significant inflationary pressures. Accordingly, the Company expects that COVID-19 and the associated response could continue to negatively affect the Company’s results of operations, financial position and cash flow for a period of time. As a result, we have reduced our planned capital expenditures outside the normal course of our business and are working closely with our property managers to reduce our hotels’ operating expenses.

On March 27, 2020, the CARES Act was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the PPP, an SBA loan to businesses with fewer than 500 employees that may be partially or fully forgivable. In May 2020, we received $1,018,917 in PPP loans relating to four hotel properties. On January 11, 2021, the SBA opened an additional round of PPP funding, and we received $1,426,672 in PPP loans in the second round relating to the same four properties.

As of December 31, 2021, the Company applied for and received formal written approval of forgiveness applications from the SBA for loans in the amount of $1,502,984. The Company is currently in the process of submitting applications for full forgiveness of the remaining two outstanding loans.

Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see continued uncertainty in hotel cash flow. There may also be lasting effects related to the COVID-19 pandemic. We may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines and boosters, breakthrough cases, and new variants of COVID-19, as well as the ongoing local and national response to the virus including indoor mask mandates, group size limitations and other restrictions. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature. The market and economic challenges associated with the COVID-19 pandemic could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

2021 Highlights

As of December 31, 2021:

•	we raised gross offering proceeds of $15,582,755 in our Private Offering, which terminated in August 2018, gross offering proceeds of $39,689,008 in our Public Offering, which terminated August 13, 2021, and gross offering proceeds of $2,630,000 from issuances of A Shares to THR in a private placement;
•	we continued offering shares pursuant to the DRIP Offering following the termination of the Public Offering,
•	our board of directors determined an estimated NAV per share of $9.85 for each of our K Shares and K-T Shares, $9.77 per K-I Share, $0.00 per A Share and $0.00 per B Share, as of March 31, 2021; and
•	we completed an investment in the Cherry Tree Inn, a select-service hotel property, on July 30, 2021.

Investment Objectives

We invest in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:

•	to provide stable income for stockholders through the payment of cash distributions;
•	to preserve and return stockholders’ capital contributions; and
•	to maximize risk-adjusted returns on stockholders’ investment.

Investment Strategy

We have used the net proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering and other sources of debt and equity financing to invest in a diverse portfolio of real estate investments located throughout the United States in the hospitality sector. We have acquired existing hotel properties and entered into management agreements for their operations, with the objective of providing a stable and secure source of income for our stockholders and maximizing potential returns upon disposition of our assets through capital appreciation. Within our hotel portfolio, we have focused on investments in “upper midscale,” “upscale,” and “upper upscale” properties that satisfy our investment goals. Our emphasis has been on stabilized, income-producing hospitality assets and those that offer modest value-add opportunities through limited capital improvements, revenue enhancements, operational improvements, and correction of expense inefficiencies.

We have invested substantially all of the net proceeds of the Public Offering and other sources of debt and equity financing in hospitality properties, which comprise 100% of the aggregate cost of our portfolio. Our board of directors may revise this targeted portfolio allocation from time to time, or at any time, if it determines that a different portfolio composition is in our stockholders’ best interests.

Real Estate Portfolio

As of December 31, 2021, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. On July 30, 2021, we completed the acquisition of the Cherry Tree Inn, a select-service hotel property. Our properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our five select-service hotel properties as of December 31, 2021:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,988,748
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,004,427
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,000,000
*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)

Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)	Contract purchase price excludes acquisition fees and costs.

We are currently upgrading and improving the Cherry Tree Inn. The total cost is expected to be approximately $2,250,000. Approximately $500,000 of this was paid in the year ended December 31, 2021 from cash on hand and the remainder is expected to be financed in the year ending December 31, 2022 with advances available under the terms of the existing mortgage note. Other property investments in upgrades and improvements that are normal in the course of our business during the year ending December 31, 2022 are expected to be funded with cash on hand in our furniture and fixtures and equipment reserves accounts.

Borrowing Policies

We believe that utilizing borrowing is consistent with our investment objectives and has the potential to maximize returns to our stockholders. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing (which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines, absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments. However, we can exceed this threshold if doing so is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report with an explanation of the justification for the excess borrowing.

As of December 31, 2021, our total outstanding indebtedness totaled $65,058,875, including mortgage notes, PPP loans and loans from affiliates. This amount did not exceed 300% of the value of our net assets.

Disposition Policies

We intend to hold each property we acquired for an extended period. However, circumstances might arise that could result in the early sale of some properties. We expect our board of directors to make the determination pursuant to recommendations by our advisor with respect to whether we should sell or dispose of a particular property based on the determination that the sale of the property would be in the best interest of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of before the end of the expected holding period for the property will be made after consideration of relevant factors (including prevailing economic conditions, and the performance or projected performance and appreciation of the property) with a view to achieving maximum capital appreciation. We cannot assure investors that this objective will be realized. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

If we do not begin the process of achieving a liquidity event by the seventh anniversary of the termination of our Public Offering, our charter requires a majority of our board of directors, including a majority of our independent directors, to adopt a resolution declaring that a plan of liquidation of our company is advisable and directing that the plan of liquidation be submitted for consideration at either an annual or special meeting of stockholders, unless the adoption of a plan of liquidation by our board of directors and submission of such plan to stockholders is postponed by a vote of a majority of our board of directors and a majority of the independent directors. If we submit a plan of liquidation to our stockholders, holders of A Shares, K-I Shares, K Shares and K-T Shares, voting together as a single class, will each be entitled to one vote for each such share held as of the record data established by our board of such vote. If we have sought and failed to receive approval of such stockholders of a plan of liquidation, we will continue operating and, upon the written request of the holders of A Shares, K-I Shares, K Shares and K-T Shares owning in the aggregate not less than 10% of the then outstanding A Shares, K-I Shares, K Shares and K-T Shares, the plan of liquidation will be submitted for consideration by proxy statement to such stockholders up to once every two years.

S2K Financial LLC was the dealer manager for our offering and was responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the year ended December 31, 2021, the Company’s Sponsor requested reimbursement for $187,198 of such administrative services provided through such date.

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

During each of the twelve months ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $1,551,924 and incurred an Excess Amount of approximately $1,076,317 during the twelve months ended March 31, 2020. We incurred operating expenses of approximately $1,581,502 and incurred an Excess Amount of approximately $1,607,059 during the twelve months ended June 30, 2020. We incurred operating expenses of approximately $1,525,833 and incurred an Excess Amount of approximately $1,616,428 during the twelve months ended September 30, 2020. We incurred operating expenses of approximately $1,488,180 and incurred an Excess Amount of approximately $1,744,213 during the twelve months ended December 31, 2020. We incurred operating expenses of approximately $1,808,418 and incurred an Excess Amount of approximately $1,995,219 during the twelve months ended March 31, 2021. We incurred operating expenses of approximately $1,269,353 and incurred an Excess Amount of approximately $879,119 during the twelve months ended June 30, 2021. We incurred operating expenses of approximately $1,425,039 and incurred an Excess Amount of approximately $507,240 during the twelve months ended September 30, 2021. We incurred operating expenses of approximately $1,448,648 and incurred an Excess Amount of approximately $195,480 during the twelve months ended December 31, 2021. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 was justified as unusual and non-recurring as we continued to raise and deploy capital and a result of the COVID-19 pandemic.

Market Outlook

The impact of the COVID-19 pandemic on the global and U.S. economy and the travel industry in particular has been unprecedented, causing a severe impact to our operations beginning in the first quarter of 2020 and continuing through 2021. The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an annual rate of approximately 5.7% during 2021, according to the U.S. Department of Commerce, in contrast to a decrease of approximately 3.5% during 2020. The increase in GDP during the year ended December 31, 2021 reflected increases in all major subcomponents, led by personal consumption expenditures (PCE), nonresidential fixed investment, exports, residential fixed investment and private inventory investment. During the fourth quarter of 2021, GDP increased at an annual rate of 6.9%, representing an increase from the annual rate of 2.3% in the third quarter of 2021. The increase during the fourth quarter of 2021 reflected increases in private inventory investment, exports, PCE and nonresidential fixed investment that were partially offset by decreases in federal, state and local government spending.

In addition, the unemployment rate fell to 3.9% in December 2021 from 4.8% in September 2021 and 5.9% in June 2021. The unemployment rate has declined considerably from the April 2020 high of 14.7% but remains slightly above the pre-pandemic rate of 3.5% rate in February 2020.

The U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries and has not experienced the same level of recovery as the general U.S. economy which is largely due to the persistence of the COVID-19 pandemic, new variants of COVID-19, continued and reinstated governmental restrictions on travel and large gatherings in certain markets, delays in office re-openings and return to work timelines and sentiment towards business and leisure travel as a result of the pandemic. Additionally, we expect it will take longer for the lodging industry to return to pre-pandemic levels than it will for the broader economy and many other industries. Further, we continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to industry-wide labor shortages and expected increases in wages as well as ongoing supply chain issues, which may impact the hotels' ability to source operating supplies and other materials.

Demand increased 37.8% and new hotel supply increased by 5.2% during the year ended December 31, 2021 compared to 2020. The significant increase in demand led to an increase in industry RevPAR of 58.2% for the year ended December 31, 2021 compared to 2020, which was driven by an increase in occupancy of 31.1% coupled with a 20.7% increase in ADR. All U.S. data for the year ended December 31, 2021 are per industry reports.

Inflation is at a 40-year high and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Inflation may adversely affect our financial condition and results of operations. An increase in inflation could have an adverse impact on our floating rate mortgages, credit facilities, property operating expenses, and general and administrative expenses, as these costs could increase at a rate higher than our revenue. Inflation could also have an adverse effect on consumer spending, which could impact our revenues.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at December 31, 2021.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have not been assessed interest or penalties by any major tax jurisdictions. We have tax years 2018 through 2021 remaining subject to examination by various federal and state tax jurisdictions.

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

Our board of directors has adopted a policy to refrain from funding distributions with offering proceeds; instead, we plan to fund distributions from cash flows from operations and capital transactions (other than the Public Offering or other securities offerings but which may include the sale of one or more assets). However, our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings, and our board of directors has the ability to change our policy regarding the source of distributions. However, in accordance with Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distributions, to satisfy the preferential rights upon dissolution of holders of K Shares, K-I Shares and K-T Shares shall not be added to our total liabilities for these purposes. Subject to the preceding, our board of directors will determine the amounts of distributions we will pay to our stockholders. We have not established a minimum distribution level.

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. For information on the distributions paid during the years ended December 31, 2021 and 2020, refer to Note 10 – “Stockholders’ Equity” to our consolidated financial statements included herein.

In the years ended December 31, 2021 and 2020, we paid the following distributions, including those paid pursuant to the DRIP:

	For the Year Ended December 31,
	2021		2020
Distributions paid in cash	$3,256,456		$1,713,172
Distributions reinvested	643,941		183,576
Total distributions	$3,900,397		$1,896,748
Source of distributions:
Cash flows provided by operations	$3,256,456	83%	$1,713,172	90%
Offering proceeds from issuance of common stock pursuant to the DRIP	643,941	17%	183,576	10%
Total sources	$3,900,397	100%	$1,896,748	100%

The tax composition of our distributions declared for the years ended December 31, 2021 and 2020, was as follows:

	Year Ended December 31,
	2021	2020
Ordinary Income	20%	—%
Return of Capital	80%	100%
Total	100%	100%

Although the tax composition of such distributions may be a return of capital, distributions for the years ended December 31, 2021 and 2020 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect to all four quarters of 2020 and 2021, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2021 and 2020. The ability to compare one period to another is significantly affected by the inclusion of operations of the Cherry Tree Inn starting on June 3, 2021, the inclusion of operations of the Hilton Garden Inn Providence as of February 27, 2020, and the effect of COVID-19. Therefore, our results of operations for the year ended December 31, 2021 are not directly comparable to those for the year ended December 31, 2020.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2020 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The negative impact on room demand at our hotel properties stemming from the COVID-19 pandemic has been significant and we continue to see a profound effect on occupancy and RevPAR at our hotel properties.

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

The extent and duration of the effects of COVID-19 are not yet clear. These uncertainties make it difficult to predict operating results for our hotels for 2022. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earning at our hotels. For more information, see “Item 1A. Risk Factors” included in this Annual Report.

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $22,342,543 for the year ended December 31, 2021 from $11,467,514 for the year ended December 31, 2020. The $10,875,029 net increase was principally due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Rooms revenue from hotels owned for the entire 2020 and 2021 two-year period increased $5,341,907. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy in 2020. As a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. Our hotel properties also experienced lower daily rates in an attempt to entice customers to stay at the hotel properties. Although these decreases were significantly noticeable at the initial onset of the pandemic, specifically during the months of March, April and May 2020, we saw increases in both occupancy and rate at all of our hotel properties in the months of June, July, August and September 2020. Rooms revenue from the Hilton Garden Inn Providence, which was acquired on February 27, 2020, increased $2,668,066 and incremental rooms revenues from the Cherry Tree Inn, which commenced operations on June 3, 2021 were $2,865,056.

The following presents the hotel operating results for the years ended December 31, 2021 and 2020 for the entire portfolio:

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2021	2021	2021	2021	December 31, 2021
Number of hotels	4	4	5	5	5
Number of rooms	483	483	559	559	559
Average Occupancy Percentage	52.99%	71.89%	78.80%	62.80%	66.62%
ADR	$114.93	$165.12	$227.18	$153.71	$165.24
RevPAR	$62.23	$121.91	$187.77	$96.78	$117.17

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2020	2020	2020	2020	December 31, 2020
Number of hotels	3	4	4	4	4
Number of rooms	346	346	483	483	483
Average Occupancy Percentage	59.40%	30.33%	62.96%	42.71%	48.85%
ADR	$126.30	$109.29	$164.41	$119.74	$129.94
RevPAR	$75.25	$40.22	$113.57	$54.35	$70.85

A comparison of hotel rooms revenues for the hotels owned continuously for the twelve months ended December 31, 2021 and 2020 are as follows:

	Twelve Months Ended December 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$4,111,366	$2,637,048	$1,474,318	55.91%
Staybridge Suites St. Petersburg	4,370,560	2,591,434	1,779,126	68.65%
Hotel Indigo Traverse City	6,753,614	4,665,151	2,088,463	44.77%
	$15,235,540	$9,893,633	$5,341,907

The increase in rooms revenues of $1,474,318, or 55.91%, at the Springhill Suites Wilmington is primarily driven by increases in both occupancy and the ADR compared to the prior year due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Occupancy at the Springhill Suites Wilmington increased from 51.23% for the year ended December 31, 2020 to 66.75% for the year ended December 31, 2021. The ADR at the Springhill Suites Wilmington increased from $117.26 for the year ended December 31, 2020 to $140.62 for the year ended December 31, 2021, an increase of 19.92%.

The increase in rooms revenues of $1,779,126, or 68.65%, at the Staybridge Suites St. Petersburg is primarily driven by increases in both occupancy and the ADR compared to the prior year due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Occupancy at the Staybridge Suites St. Petersburg increased from 47.85% for the year ended December 31, 2020 to 76.10% for the year ended December 31, 2021. The ADR at the Staybridge Suites St. Petersburg increased from $124.51 for the year ended December 31, 2020 to $132.23 for the year ended December 31, 2021, an increase of 6.20%.

The increase in rooms revenues of $5,341,907, or 44.77%, at the Hotel Indigo Traverse City is primarily driven by increases in both occupancy and the ADR compared to the prior year due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Occupancy at the Hotel Indigo Traverse City increased from 59.78% for the year ended December 31, 2020 to 70.12% for the year ended December 31, 2021. The ADR at the Hotel Indigo Traverse City increased from $199.31 for the year ended December 31, 2020 to $246.63 for the year ended December 31, 2021, an increase of 23.74%.

Food and beverage revenues

Food and beverage revenues increased to $1,950,667 for the year ended December 31, 2021 from $1,195,057 for the year ended December 31, 2020. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $755,610 increase from the prior year period is primarily due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy in the year ended December 31, 2020. Additionally, as discussed above, the Springhill Suites Wilmington was closed for the entire month of April 2020. In response to mandates imposed by local government, our hotel properties were forced to cancel all catering events and close down all bar and alcohol services.

Other operating revenues

Other operating revenues increased to $620,616 for the year ended December 31, 2021 from $428,909 for the year ended December 31, 2020. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $191,707 net increase from the prior year period is primarily driven by the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Incremental other operating revenues generated by the Cherry Tree Inn was $28,990. State governments imposed rigid travel restrictions, which combined with consumer fears relating to the pandemic, resulted in all of our hotel properties experiencing significant declines in occupancy in the prior year. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020.

Rooms expenses

Rooms expenses were $4,625,510 and $2,387,384 for the years ended December 31, 2021 and 2020, respectively. The $2,238,126 net increase in rooms expenses was mainly a result of the lessening impact of the COVID-19 pandemic, which had forced us to implement cost saving strategies that reduced our expenses by $705,613 in 2020. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020. Incremental rooms expense of $606,533 was incurred by the Cherry Tree Inn. Rooms expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant increases.

Food and beverage expenses

Food and beverage expenses were $1,289,597 and $754,897 for the years ended December 31, 2021 and 2020, respectively. The $534,700 increase in food and beverage expenses is primarily due to the lessening impact of the COVID-19 pandemic, which had forced us to implement cost saving strategies in 2020. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020. Incremental food and beverage expense of $15,199 was incurred by the Cherry Tree Inn. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy, which both experienced significant increases.

Other property expenses

Other property expenses were $8,093,696 and $5,772,767 for the years ended December 31, 2021 and 2020, respectively. The $2,320,929 increase in other property expenses is primarily driven by the acquisition of the Cherry Tree Inn, which incurred $653,531 of other property expenses and the lessening impact of the COVID-19 pandemic, which has forced us to implement cost saving strategies in the year ended December 31, 2020 such as staffing reductions, furloughs, limiting services and energy conservation measures which reduced our expenses by $835,322. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. Additionally, the Springhill Suites Wilmington was closed for the entire month of April 2020. Other property expenses are primarily driven by the corresponding revenue account and occupancy. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $747,948 and $393,134 for the years ended December 31, 2021 and 2020, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The $354,814 increase in property management fees is primarily due to the lessening negative impact of the COVID-19 pandemic on revenues in the year ended December 31, 2021, and the operations of the Cherry Tree Inn since June 3, 2021, which generated $86,997 in property management fees.

Corporate, general and administrative expenses

Corporate, general and administrative expenses were $1,448,648 and $1,488,376 for the years ended December 31, 2021 and 2020, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $1,076,785 and $979,460 for the years ended December 31, 2021 and 2020, respectively. Other fees to affiliates include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. Acquisition fees incurred for the year ended December 31, 2021 were $264,789 and related to the purchase of the Cherry Tree Inn. Acquisition fees incurred for the year ended December 31, 2020 were $441,370 and related to the purchase of the Hilton Garden Inn Providence.

Other fees to affiliates also include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. The $86,709 increase in asset management fees is primarily driven by the acquisition of the Cherry Tree Inn during the year ended December 31, 2021.

Other fees to affiliates in the year ended December 31, 2021 also includes $187,198 charged by PHA for certain administrative fees. PHA had forfeited its right to charge the Company for these services in prior years.

Acquisition costs

There were no acquisition costs for the year ended December 31, 2021. Acquisition costs were $94,133 for the year ended December 31, 2020. Acquisitions costs include closing costs associated with the purchase of hotel properties and due diligence costs relating to potential acquisitions. Acquisition costs of $72,149 relating to the purchase the Hilton Garden Inn Providence were expensed as incurred in accordance with Topic 810 for the year ended December 31, 2020. We incurred an additional $21,984 of acquisition costs relating to dead deal costs in the year ended December 31, 2020.

Depreciation and amortization

Depreciation and amortization expenses were $3,362,538 and $3,011,904 the years ended December 31, 2021 and 2020, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $350,634 increase in depreciation and amortization expense is primarily the result of acquiring the Cherry Tree Inn during the year ended December 31, 2021.

Loss on acquisition

There were no gains or losses on acquisitions for the year ended December 31, 2021. The $133,521 loss on acquisition for the year ended December 31, 2020, represents the loss incurred as a result of purchase of the Hilton Garden Inn Providence. The transaction was accounted for as an asset acquisition under the VIE model and therefore the difference in the fair value of the net assets acquired and consideration paid is recognized as a gain or loss. The loss is primarily a result of significant decreases in interest rates and its impact on the fair value of debt assumed. As any subsequent investments will be independent of this transaction, we cannot predict any future gains or losses but we will evaluate any future acquisitions accordingly.

Loss on extinguishment of debt

Gain on loan extinguishment was $1,502,984 and $0 for the years ended December 31, 2021 and 2020, respectively and related to forgiveness of PPP loans by the SBA.

Interest expense, net

Interest expense, net, was $2,703,758 and $2,642,094 for the years ended December 31, 2021 and 2020, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. The $61,894 increase in interest expense is primarily the result of the incremental interest expense relating to the Cherry Tree Inn of $152,200. Additionally, during the year ended December 31, 2021, we incurred $145,936 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $132,316 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $37,228 and $31,239 for year ended December 31, 2021 and 2020, respectively, which is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate swap

The gain on our interest rate swap of $295,087 for the year ended December 31, 2021 was predominantly related to the TCI Note (as defined below) interest rate swap, which expired during the third quarter of 2021. The unrealized gain on our interest rate swap was $30,663 for the year ended December 31, 2020. The period over period value changes are driven by changes in interest rates and time remaining until maturity.

Income tax benefit or expense

We had income tax expense of $25,745 and $609 for the years ended December 31, 2021 and 2020, respectively. Income tax expense is related to taxable income at the TRSs.

Net income or loss

For the year ended December 31, 2021, we had net income of $3,337,672 compared to a net loss of $4,536,136 for the year ended December 31, 2020. The increase in net income of $7,873,808 over the comparable prior year period was the result of the changes in revenues and expenses discussed above.

Net income or loss attributable to noncontrolling interest

Net income relating to noncontrolling interests was $745,479 for the year ended December 31, 2021 compared to net loss of $709,531 for the year ended December 31, 2020. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic has been significant. We experienced an initial decline in hotel revenue that began in March 2020. However, with the increased spread of the COVID-19 pandemic across the globe, the impact accelerated rapidly, and we saw a much greater effect on occupancy and hotel RevPAR throughout our hotel portfolio. Responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19 the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. Additionally, many of our hotel properties were ordered to shut down food and beverage services in response to government mandates.

To address the significant strain on the hotels’ cash flows, we implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments for a period of three to twelve months, and we have utilized provisions from the CARES Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we received $1,018,917 in first round PPP loans related to our four hotel properties. As of December 31, 2021, we received $1,426,672 of second round PPP loans. As of December 31, 2021, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $1,502,984. For more information, refer to Note 6 – “Other Debt” to our consolidated financial statements. We made modifications to our existing debt, and, during the second, third, and fourth quarters of 2020, we entered into loan modification agreements with certain of our lenders to relieve some pressure on our properties. We borrowed and repaid a $4,000,000 note borrowed upon the acquisition of the Cherry Tree Inn. We refinanced and had a balance of $8,000,000 at December 31, 2021, with an additional $2,000,000 in available borrowing advances to fund planned improvements. For more information, refer to Note 5 – “Mortgage Notes Payable” to our consolidated financial statements.

While efforts to reduce operating costs have been made, we cannot be certain as to what level of savings can be maintained overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We expect that the COVID-19 pandemic will continue to have a negative impact on our results of operations, financial position and cash flow for an extended period of time. As a result, we have reduced our planned capital expenditures outside the normal course of business and are working closely with our property managers to reduce our hotels' operating expenses.

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

In addition, the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We paid quarterly distributions with respect to the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, December 21, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Our principal demands for funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other borrowings. As a result of the impact the COVID-19 pandemic has had on our business, certain sources of capital may not be as readily available to us as they have been historically.

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

Sources and Uses of Cash

Our principal demands for funds are for acquisitions of real estate and real estate-related investments, capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash for these items is generated from operations of our current and future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other borrowings. As a result of the impact the COVID-19 pandemic has had on our business, certain sources of capital may not be as readily available to us as they have been historically.

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the year ended December 31, 2021. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the years ended December 31, 2021 and 2020.

Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, distributions, and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Cash Flows Provided by (Used in) Operating Activities

As of December 31, 2021, we owned an interest in five hotel properties. We owned an interest in three hotel properties for the full years ended December 31, 2021 and 2020, a fourth hotel property for the full year ended December 31, 2021 and approximately ten months and three days during the year ended December 31, 2020 and a fifth hotel property for approximately six months during the year ended December 31, 2021. During the year ended December 31, 2021, net cash provided by operating activities was $4,078,790, compared to the net cash used in operating activities of $477,792 for the year ended December 31, 2020. Our operating cash flows during the year ended December 31, 2021 was the result of our net income, supplemented by adjustments for non-cash expenses, including depreciation and amortization; the change in fair value of the interest rate swap agreement; and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the year ended December 31, 2020 was the result of our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization; the change in fair value of the interest rate swap agreement; and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Provided by (Used in) Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $15,995,336 which represented the net investment in the Cherry Tree Inn and capital improvements at our hotel properties. During the year ended December 31, 2020, net cash used in investing activities was $12,449,839 which represented the net investment in the Hilton Garden Inn Providence and capital improvements at our hotel properties.

Cash Flows Provided by (Used in) Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $11,485,001. We received $12,000,000 of mortgage note proceeds relating to the acquisition of the Cherry Tree Inn offset by $214,807 of deferred financing costs incurred. We received proceeds of $9,295,309 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $508,460 and payments to PHA for organization and offering costs (“O&O Costs”) totaling $1,037,201, for the year ended December 31, 2021. We received $1,426,672 of cash relating to the PPP loans. We made principal payments on mortgage notes totaling $4,397,358. We paid cash distributions of $3,256,456 to stockholders with gross proceeds from operations at our hotel properties. Cash flow from financing activities for the year ended December 31, 2021, also includes $876,820 of distributions to noncontrolling interests. Additionally, we repurchased $945,878 of outstanding common stock.

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

The note secured by the Hotel Indigo Traverse City (“TCI Note”) provided for interest only monthly payments until maturity. However, on April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments did not accrue interest but were deemed principal to be due and payable in full on or before June 30, 2021. The Deferred Payments were paid in full as of September 30, 2021. Regularly scheduled interest payments recommenced on July 1, 2020. As of December 31, 2021, the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

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

In regards to the HGI Note, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants were waived until the year ending December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants were waived until the year ending December 31, 2021. As of December 31, 2021, the Company is compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

The note secured by the Cherry Tree Inn (“CTI Note”) provides for monthly interest payments at a fixed rate of 3.91% and is due November 23, 2026. Compliance with the note’s covenants commences in 2022. In addition to the initial $8,000,000 borrowing, this note also provides for an additional $2,000,000 borrowing capacity to fund property renovations.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests will resume as of March 31, 2022. As of December 31, 2021, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with its covenant requirements and all required payments have been made as agreed.

Starting with December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents. In March 2021, we received a written waiver of all debt service coverage testing through June 30, 2021, from the lender. As of December 31, 2021, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with its covenant requirements and all required payments have been made as agreed.

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

Our contractual obligations as of December 31, 2021 are as follows:

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Outstanding debt obligations	$15,507,485	$24,031,620	$24,482,971	$—	$64,022,076
Interest payments on outstanding debt obligations	2,594,701	3,564,211	584,396	—	6,743,308
Total	$18,102,186	$27,595,831	$25,067,367	$—	$70,765,384

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Reconciliation of net income (loss) to MFFO:
Net income (loss)	$3,337,672	$(4,536,136)
Depreciation and amortization	3,362,538	3,011,904
Loss on acquisition	—	133,521
FFO	6,700,210	(1,390,711)
Less noncontrolling interest:
Net (income) loss attributable to noncontrolling interests	(745,479)	709,531
Depreciation and amortization attributable to noncontrolling interest	(684,073)	(686,839)
FFO attributable to common stockholders	5,270,658	(1,368,019)
Acquisition fees and expenses	346,239	535,503
Amortization of deferred financing costs and debt discounts and premiums as interest	6,276	9,009
Gain on loan extinguishment	(1,502,984)	—
Gain on interest rate swap	(295,087)	(30,663)
MFFO attributable to common stockholders	$3,825,102	$(854,170)

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2021.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2021 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective at a reasonable assurance level.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31 2021. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.Directors, Executive Offers and Corporate Governance

Directors

As of the date of this report, our directors, and their ages and positions and offices, are as follows:

Name	Age	Positions
James A. Procaccianti	63	President, Chief Executive Officer, & Chairman of the Board of Directors
Gregory Vickowski	60	Chief Financial Officer, Treasurer, Director
Lawrence Aubin	76	Independent Director
Thomas R. Engel	78	Independent Director
Ronald S. Ohsberg	57	Independent Director

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

In the hospitality industry, Mr. Procaccianti has owned, operated, and managed more than 100 hotels. Mr. Procaccianti has developed franchise relationships with top hotel brand families, such as Hyatt, Marriott, Hilton, Starwood, and InterContinental Hotels Group (“IHG”). Additionally, he has completed numerous complex acquisitions with national institutional real estate investors, such as GE Pension Trust, Starwood, FelCor, Lend Lease, Host Marriott/Marriott International, Bank of America, and CalPERS, the largest public employee pension fund in the United States.

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

Committees of our Board of Directors

Audit Committee

The Board maintains one standing committee, the audit committee, to assist in fulfilling its responsibilities. The audit committee is composed of Messrs. Aubin, Engel and Ohsberg, all three of whom are independent directors. The audit committee reports regularly to the full Board and annually evaluates its performance. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the Board. The audit committee met four times in 2021. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our website at www.procaccianti.com by clicking on “Corporate Governance,” and then on “Audit Committee Charter.”

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

Executive Officers

The following individuals currently serve as our executive officers:

James A. Procaccianti, age 63, serves as our President and Chief Executive Officer, is one of our directors, and is a member of our advisor’s investment committee. Mr. Procaccianti is also the President and Chief Executive Officer of our Sponsor and is a manager of our advisor. For more than 30 years, Mr. Procaccianti has been in the business of acquiring, renovating, and managing investment real estate. Mr. Procaccianti has owned, managed, or developed over 20 million square feet of real estate. Within the hospitality industry, Mr. Procaccianti has owned, operated, and managed more than 100 hotels. Through his vision and leadership, Procaccianti Companies has grown to become one of the largest private hotel companies in the country. He has been instrumental in developing franchise relations with top hotel brand families, such as Hyatt, Marriott, Hilton, Starwood, and IHG. He has completed numerous complex acquisitions with national institutional real estate investors, such as GE Pension Trust, Starwood, FelCor, Lend Lease, Host Marriott/Marriott International, Bank of America, and CalPERS, the largest public employee pension fund in the United States.

Gregory Vickowski, age 60, serves as our Chief Financial Officer and Treasurer, is one of our directors, and is a member of our advisor’s investment committee. Mr. Vickowski also serves as Chief Financial Officer for the Sponsor and TPG and is a manager of our advisor. He is responsible for raising and negotiating equity and debt financing; negotiating purchase and sale agreements in support of asset acquisitions and dispositions; participating in hotel management/franchise company selection and contract negotiation; and implementing our investment strategy and asset management function for our investment portfolio, while also overseeing all areas of accounting and management information systems. He further oversees the management of our Sponsor’s other investment funds, which have assets with a gross value of nearly $1 billion. Mr. Vickowski joined Procaccianti Companies in 1988 and has been instrumental in its growth into a nationally recognized hospitality organization. He has more than 25 years of hospitality industry experience encompassing all aspects of hotel investment and ownership. He has sourced direct deals and developed creative partnerships/ownership structures, has been involved in the review of hundreds of real estate investment deals, and has negotiated contracts with virtually every major hospitality brand. He has developed long-standing relationships with key industry brokers and leading lenders and has completed complex transactions with Met Life, Starwood, Host Marriott, Lend Lease, IHG, Hyatt, Hilton, Lowe Enterprises, FelCor Lodging, and CalPERS and has completed equity investments with Och-Ziff, CalPERS, Rockpoint, and others.

Ron Hadar, age 52, has served as our Secretary and General Counsel since August 2016. Mr. Hadar has also served as our Sponsor’s Assistant General Counsel since August 2015 and became the Sponsor’s and TPG’s General Counsel in January 2016. Mr. Hadar has also served as our advisor’s General Counsel since August 2016. He is responsible for all legal matters with respect to hotel development, acquisitions and divestitures, debt and capital placement, contracting matters, corporate governance, and asset management for the Procaccianti Companies, its subsidiaries, and our advisor.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James A. Procaccianti	$-	$-	$-	$-	$-	$-	$-
Gregory Vickowski	$-	$-	$-	$-	$-	$-	$-
Lawrence Aubin	$31,000	$2,463	$-	$-	$-	$-	$33,463
Thomas R. Engel	$31,000	$2,463	$-	$-	$-	$-	$33,463
Ronald S. Ohsberg	$31,000	$2,463	$-	$-	$-	$-	$33,463

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

During the fiscal year ended December 31, 2021, James A. Procaccianti and Gregory Vickowski also served as officers, directors and/or key personnel of our advisor, our property manager, and/or other affiliated entities. As such, they did not receive any separate compensation from us for services as our directors and/or executive officers. For information regarding transactions with such related parties, see Item 13 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities

We adopted the long-term incentive plan, pursuant to which our Board has the authority to grant restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to persons eligible under the plan. The maximum number of shares of our stock that may be issued pursuant to the long-term incentive plan is not to exceed an amount equal to 5% of the outstanding shares of our K Shares and A Shares on the date of grant of any such award. The following table provides information regarding the long-term incentive plan as of December 31, 2021:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	-	-	6,496,250
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	6,496,250

(1)	On February 11, 2019, we granted 500 shares of Class K common stock to each of our independent directors. On July 11, 2019, November 17, 2020 and December 8, 2021, respectively, we granted an additional 250 shares of Class K common stock to each of the three independent directors. The fair value of each share of our Class K common stock that was issued on both February 11, 2019 and July 11, 2019, was estimated at the date of grant at $10.00 per K Share. The fair value of each share of our Class K common stock issued on November 17, 2020, was estimated to be $8.56 per K Share. The fair value of each share of our Class K common stock issued on December 8, 2021 was estimated to be $9.85 per K Share. As of December 31, 2021, we had issued an aggregate of 3,750 shares of Class K common stock to our independent directors in connection with their appointment or re-election to our Board. Restricted share awards vest over a specified period of time or upon attainment of pre-established performance objectives.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 25, 2022 regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on the outstanding shares of common stock, as of March 25, 2022.

Beneficial Owner	Number of Common Stock Beneficially Owned	Percent of All Common Stock Shares
TPG Hotel REIT Investor, LLC(1)	554,410	9.17%
Directors and Executive Officers
James A. Procaccianti	(2)	9.17%
Gregory Vickowski	(3)	9.17%
Lawrence Aubin(4)	1,250	*
Thomas R. Engel(4)	1,250	*
Ronald S. Ohsberg(4)	1,250	*
All executive officers and directors as a group (5 persons)	558,160	9.23%

* represents less than 1.0% of the outstanding common stock

(1)	TPG Hotel REIT Investor, LLC is wholly-owned by TPG Hotel REIT Investor Holdings, LLC. As a result, the shares disclosed as beneficially owned by TPG Hotel REIT Investor, LLC are also included in the aggregate number of shares beneficially owned by each of Mr. Procaccianti and Mr. Vickowski. The address of each of TPG Hotel REIT Investor, LLC and TPG Hotel REIT Investor Holdings, LLC is 1140 Reservoir Avenue, Cranston, Rhode Island 02920.

(2)	Mr. Procaccianti is a managing member of TPG Hotel REIT Investor Holdings, LLC, which is the sole parent of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Procaccianti possesses dispositive power with respect to the 554,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.

(3)	Mr. Vickowski is a managing member of TPG Hotel REIT Investor Holdings, LLC, which is the sole parent of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Vickowski possesses dispositive power with respect to the 554,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.

(4)	Independent Director

Item 13.Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2021. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.

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

As of December 31, 2021, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,749,248, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $3,340,946. We may reimburse PHA and its affiliates for O&O Costs incurred on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of December 31, 2021, $3,153,071 is reimbursable to PHA and its affiliates by us in the future, subject to the 15% cap.

We record O&O Costs as charges against additional paid in capital on the consolidated balance sheets as we raise proceeds in our Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of December 31, 2021, the maximum amount allowed to be recognized by us in our financial statements in accordance with the rules established by FINRA. We recognized O&O Costs of $1,394,296 and $1,598,938 for the years ended December 31, 2021 and 2020, respectively.

We pay to our advisor 1.5% of the gross contract purchase price of each property or asset acquired. The contract purchase price is the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. Acquisition fees incurred for the years ended December 31, 2021 and 2020, were $264,789 and $441,370, respectively and related to the purchases of the Cherry Tree Inn in 2021 and the Hilton Garden Inn Providence in 2020.

We pay to our advisor an asset management fee calculated on a quarterly basis in an amount equal to 1/4th of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP (the “asset management fee”). Asset management fees increased to $624,798 for the year ended December 31, 2021 from $538,089 for the year ended December 31, 2020. The $86,709 increase in asset management fees is primarily driven by the fact that we did not own the Cherry Tree Inn during the year ended December 31, 2020. As of December 31, 2021, we paid the quarterly asset management fees due to PHA that had accrued through September 30, 2021.

Management Agreement

We entered into management agreements with PHR St Petersburg Hotel Manager, LLC (the “St. Pete Manager”) to operate and manage the Staybridge Suites St. Petersburg and with PHR Wilmington Hotel

Manager, LLC (the “Wilmington Manager”) to operate and manage the Springhill Suites Wilmington, including making all human resource decisions. The St. Pete Manager and the Wilmington Manager are affiliates of us. The terms of these agreements are for five years beginning March 29, 2018. The employees of the hotels are employed by the St. Pete Manager and the Wilmington Manager; however, per the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels.

We entered into an agreement with PHR Traverse City Hotel Manager, LLC (the “Traverse City Manager”) to operate and manage the Hotel Indigo Traverse City, including making all human resource decisions. The Traverse City Manager is an affiliate of us. The term of the agreement is 5 years beginning August 15, 2018.

We entered into an agreement with GANO Hotel Manager, LLC (the “Hilton Garden Inn Providence Manager”) to operate and manage the Hilton Garden Inn Providence, including making all human resource decisions. The Hilton Garden Inn Providence Manager is an affiliate of us. The term of the agreement is 5 years beginning February 27, 2020.

We entered into an agreement with PHR Cherry Tree Hotel Manager, LLC (the “Cherry Tree Inn Manager”) to operate and manage the Cherry Tree Inn, including making all human resource decisions. The Cherry Tree Inn Manager is an affiliate of us. The term of the agreement is 10 years beginning June 3, 2021.

Aggregate property management fees incurred for the year ended December 31, 2021 were $747,948 and are included in property management fees to affiliates on the consolidated statements of operations.

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

All services rendered by E&Y for the years ended December 31, 2021 and December 31, 2020 were pre-approved in accordance with the policies and procedures described above.

Audit Fees

E&Y is the independent registered public accounting firm selected by our audit committee for the fiscal year ended December 31, 2021. E&Y has served as our independent registered public accounting firm since 2016. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws. E&Y representatives will be present at the 2022 Annual Meeting of Stockholders and will have the opportunity to make a statement if they desire to do so. In addition, E&Y representatives will be available to respond to appropriate questions posed by any stockholders.

The audit committee reviewed the audit and non-audit services performed by E&Y, as well as the fees charged by E&Y for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of E&Y. The aggregate fees billed to us for professional accounting services by E&Y for the years ended December 31, 2021 and December 31, 2020 are respectively set forth in the table below.

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Audit fees	$360,000	$418,000
Audit-related fees	-	-
Tax fees	90,835	76,950
All other fees	-	-
Total	$450,835	$494,950

For purpose of the preceding table, the professional fees are classified as follows:

•	Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.

•	Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act.

•	Tax fees - These are fees for all professional services performed by professional staff in E&Y’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the

IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees - These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

Financial Statement Schedules

A smaller reporting company is not required to provide the information required by this Item.

(b)Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.11	Assignment and Assumption Agreement, dated March 29, 2018, by and between Procaccianti Convertible Fund, LLC and Procaccianti Hotel REIT, Inc. (included as

Exhibit No.	Description

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

10.20	Assignment of Membership Interest Purchase Agreement, dated as of February 27, 2020, by and between The Procaccianti Group, LLC, as assignor, and Procaccianti Hotel REIT, L.P.,

Exhibit No.	Description

as assignee (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).
10.21

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

Exhibit No.	Description

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

10.35

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

10.38

Assignment Agreement, dated as of June 3, 2021, by and between The Procaccianti Group, LLC and PHR OP Lender Sub, LLC, collectively as Assignor, and PHR Cherry Propco, LLC, as Assignee (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.39

Ground Lease, dated as of June 3, 2021, by and between PHR Cherry Propco, LLC, as Tenant, and Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Landlord (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

Exhibit No.	Description

10.40

Promissory Note, dated as of June 3, 2021 by and between Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Borrower and PHR OP Lender Sub, LLC, as Lender (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.41

Mortgage, dated as of June 3, 2021, by and between Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Mortgagor, and PHR OP Lender Sub, LLC, as Mortgagee (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.42

Hotel Management Agreement, dated as of June 3, 2021, by and between PHR Cherry Opco Sub, as Owner and LLC and PHR Cherry Tree Hotel Manager, LLC, as Manager (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.43

Hotel Lease by and between PHR Cherry OPCO SUB, LLC and PHR Cherry Propco, LLC, dated as of July 30, 2021 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.44

Promissory Note, dated as of July 30, 2021, by PHR Cherry Propco, LLC payable to Emerald Capital Lending III, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.45

Mortgage, dated July 30, 2021, by and between PHR Cherry Propco, LLC, as Mortgagor, and Emerald Capital Lending III, LLC, as Mortgagee (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.46

Promissory Note dated as of November 23, 2021, by PHR Cherry Propco, LLC, payable to BankNewport (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2021 and incorporated herein by reference).

10.47

Loan Agreement, dated as of November 23, 2021, by and between PHR Cherry Propco, LLC and BankNewport (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 30, 2021 and incorporated herein by reference).

21.1*	Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 000-56272), on June 9, 2021, and incorporated by reference herein).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Procaccianti Hotel REIT, Inc.
Date: March 25, 2022	By:	/s/ James A. Procaccianti
James A. Procaccianti Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 25, 2022	By:	/s/ Gregory Vickowski
Gregory Vickowski Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Procaccianti James A. Procaccianti	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 25, 2022
/s/ Gregory Vickowski Gregory Vickowski	Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)	March 25, 2022
/s/ Lawrence A. Aubin Lawrence A. Aubin	Director	March 25, 2022
/s/ Thomas R. Engel Thomas R. Engel	Director	March 25, 2022
/s/ Ronald S. Ohsberg Ronald S. Ohsberg	Director	March 25, 2022

PROCACCIANTI HOTEL REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Procaccianti Hotel REIT, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procaccianti Hotel REIT, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and noncontrolling interest and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts
March 25, 2022

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Property and equipment, net	$102,236,979	$89,588,704
Cash	6,850,026	7,404,266
Restricted cash	2,988,376	2,865,681
Accounts receivable, net	453,979	124,902
Due from related parties	153,113	68,050
Prepaid expenses and other assets, net	978,905	902,543
Total Assets	$113,661,378	$100,954,146
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,141,964	$56,747,853
Other debt	942,605	1,018,917
Accounts payable, accrued expenses and other, net	2,700,281	2,705,897
Due to related parties	1,885,559	2,648,575
Total Liabilities	69,670,409	63,121,242
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,226,417	1,172,329
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,947,642 and 3,608,062 shares issued and outstanding, respectively	39,477	36,081
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,315,534 and 666,728 shares issued and outstanding, respectively	13,155	6,668
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 62,946 and 47,769 shares issued and outstanding, respectively	629	478
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 and 537,410 shares issued and outstanding, respectively	5,814	5,374
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,930,212	40,343,076
Cumulative loss	(3,500,228)	(6,092,421)
Cumulative distributions	(7,428,718)	(3,528,321)
Total Stockholders’ Equity	37,061,591	30,772,185
Noncontrolling interest	5,702,961	5,888,390
Total Equity	42,764,552	36,660,575
Total Liabilities and Stockholders’ Equity	$113,661,378	$100,954,146

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Revenues
Rooms	$22,342,543	$11,467,514
Food and beverage	1,950,667	1,195,057
Other operating	620,616	428,909
Total revenues	24,913,826	13,091,480
Expenses
Rooms	4,625,510	2,387,384
Food and beverage	1,289,597	754,897
Other property expenses	8,093,696	5,772,767
Property management fees to affiliates	747,948	393,134
Corporate general and administrative	1,448,648	1,488,376
Other fees to affiliates	1,076,785	979,460
Acquisition costs	—	94,133
Depreciation and amortization	3,362,538	3,011,904
Total expenses	20,644,722	14,882,055
Loss on acquisition	—	(133,521)
Operating income (loss)	4,269,104	(1,924,096)
Gain on loan extinguishment	1,502,984	—
Interest expense, net	(2,703,758)	(2,642,094)
Gain on interest rate swap	295,087	30,663
Net income (loss) before income taxes	3,363,417	(4,535,527)
Income tax expense	(25,745)	(609)
Net income (loss)	3,337,672	(4,536,136)
Net income (loss) attributable to noncontrolling interest	745,479	(709,531)
Net income (loss) attributable to common stockholders	$2,592,193	$(3,826,605)
Net income (loss) attributable to Class K common stockholders – basic and diluted	$1,807,855	$(2,660,810)
Net income (loss) per Class K common share – basic and diluted	$0.47	$(0.81)
Weighted average number of Class K common shares outstanding – basic and diluted	3,815,288	3,281,469
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$511,947	$(504,295)
Net income (loss) per Class K-I common share – basic and diluted	$0.47	$(0.81)
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,080,372	622,428
Net income (loss) attributable to Class K-T common stockholders – basic and diluted	$26,172	$(38,783)
Net income (loss) per Class K-T common share – basic and diluted	$0.47	$(0.81)
Weighted average number of Class K-T common shares outstanding – basic and diluted	55,231	47,741
Net income (loss) attributable to Class A common stockholders – basic and diluted	$274,490	$(436,740)
Net income (loss) per Class A common share – basic and diluted	$0.47	$(0.81)
Weighted average number of Class A common shares outstanding – basic and diluted	579,119	537,410
Net loss attributable to Class B common stockholders – basic and diluted	$(28,271)	$(185,977)
Net loss per Class B common share – basic and diluted	$(0.23)	$(1.49)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

														Total Procaccianti
	Common Stock										Additional			Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2019	2,680,845	$26,808	491,718	$4,917	45,616	$456	537,410	$5,374	125,000	$1,250	$31,607,360	$(2,265,816)	$(1,631,573)	$27,748,776	$6,564,956	$34,313,732
Issuance of common stock	940,938	9,410	173,199	1,732	2,000	20	—	—	—	—	10,464,841	—	—	10,476,003	—	10,476,003
Issuance of common stock pursuant to distribution reinvestment plan	12,279	123	8,143	82	1,153	12	—	—	—	—	183,359	—	—	183,576	—	183,576
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(898,901)	—	—	(898,901)	—	(898,901)
Repurchase of common stock	(26,000)	(260)	(6,332)	(63)	(1,000)	(10)	—	—	—	—	(313,546)	—	—	(313,879)	—	(313,879)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(700,037)	—	—	(700,037)	—	(700,037)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(3,826,605)	—	(3,826,605)	(600,616)	(4,427,221)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(1,896,748)	(1,896,748)	(196,000)	(2,092,748)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	120,050	120,050
BALANCE, December 31, 2020	3,608,062	$36,081	666,728	$6,668	47,769	$478	537,410	$5,374	125,000	$1,250	$40,343,076	$(6,092,421)	$(3,528,321)	$30,772,185	$5,888,390	$36,660,575
Issuance of common stock	399,708	3,997	626,169	6,261	12,468	124	44,000	440	—	—	9,284,487	—	—	9,295,309	—	9,295,309
Issuance of common stock pursuant to distribution reinvestment plan	43,451	435	22,637	226	2,709	27	—	—	—	—	643,253	—	—	643,941	—	643,941
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(508,460)	—	—	(508,460)	—	(508,460)
Repurchase of common stock	(103,579)	(1,036)	—	—	—	—	—	—	—	—	(944,842)	—	—	(945,878)	—	(945,878)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(887,302)	—	—	(887,302)	—	(887,302)
Net income	—	—	—	—	—	—	—	—	—	—	—	2,592,193	—	2,592,193	691,391	3,283,584
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(3,900,397)	(3,900,397)	(876,820)	(4,777,217)
BALANCE, December 31, 2021	3,947,642	$39,477	1,315,534	$13,155	62,946	$629	581,410	$5,814	125,000	$1,250	$47,930,212	$(3,500,228)	(7,428,718)	$37,061,591	$5,702,961	$42,764,552

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,337,672	$(4,536,136)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,362,538	3,011,904
Amortization of deferred financing costs and debt discount as interest	6,276	9,009
Amortization of key money loans	(56,779)	(53,485)
Loss on acquisition	—	133,521
Gain on loan extinguishment	(1,502,984)	—
Gain on interest rate swap	(295,087)	(30,663)
Changes in operating assets and liabilities:
Accounts receivable	(329,077)	110,010
Due from related parties	(56,950)	(367,641)
Prepaid expenses and other assets	(91,838)	(69,101)
Accounts payable, accrued expenses and other	346,248	(25,361)
Due to related parties	(641,229)	1,340,151
Net cash provided by (used in) operating activities	4,078,790	(477,792)
Cash Flows from Investing Activities:
Acquisition of hotel property, net	(15,062,376)	(12,240,256)
Loan receivable origination	(7,689,594)	—
Loan receivable payment	7,689,594	—
Capital improvements	(932,960)	(209,583)
Net cash used in investing activities	(15,995,336)	(12,449,839)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	9,295,309	10,476,003
Payment of commissions and dealer manager fees and stockholder servicing fees	(508,460)	(898,901)
Payment of other offering costs to affiliates	(1,037,201)	—
Proceeds from mortgage note	12,000,000	2,000,000
Proceeds from other debt	1,426,672	1,018,917
Payments of mortgage notes principal	(4,397,358)	(202,467)
Payment of deferred financing costs	(214,807)	(94,770)
Distributions to stockholders	(3,256,456)	(1,713,172)
Distributions to noncontrolling interest	(876,820)	(196,000)
Contributions from noncontrolling interests	—	120,050
Repurchase of common stock	(945,878)	(313,879)
Net cash provided by financing activities	11,485,001	10,195,781
Decrease in cash and cash equivalents and restricted cash	(431,545)	(2,731,850)
Cash and cash equivalents and restricted cash, beginning of period	10,269,947	13,001,797
Cash and cash equivalents and restricted cash, end of period	$9,838,402	$10,269,947

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$6,850,026	$7,404,266
Restricted cash	2,988,376	2,865,681
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$9,838,402	$10,269,947

The Company paid the following amounts for interest and income taxes:

	Year Ended December 31,
	2021	2020
Cash paid for interest	$2,749,799	$2,171,118
Cash paid for income taxes	$1,750	$29,918

Supplemental Disclosure of Noncash Transactions

	Year Ended December 31,
	2021	2020
Common stock issued pursuant to distribution reinvestment plan	$643,941	$183,576
Other offering costs paid to affiliates	$—	$(274,877)
Decrease in due from related parties	$—	$274,877
Assumption of mortgage note payable	$—	$15,598,479

The accompanying notes are an integral part of these consolidated financial statements

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company used the proceeds from its Private Offering (defined below) and used the proceeds from its Public Offering (defined below), which terminated on August 13, 2021, to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States ("U.S."). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership.

As of December 31, 2021, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

On April 7, 2020, in response to the global pandemic of the novel coronavirus (“COVID-19”), the Company’s board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, the Company’s board of directors determined an estimated net asset value (“NAV”) per share of all classes of the Company’s capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share and unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which became effective with the next authorized payment of distributions. On June 9, 2021, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share (as defined below) and revised the public offering share prices.

Commencing June 10, 2021, the offering and total dollar amount available for purchase per class in the primary portion of the Public Offering are as follows: $9.85 per K Share (up to $125,000,000 in shares), $9.77 per K-I Share (up to $125,000,000 in shares) and $9.85 per K-T Share (up to $250,000,000 in shares). The DRIP offering prices and total dollar amount available for purchase in the Company’s DRIP are as follows: $9.36 per K Share (up to $12,500,000 in shares), $9.36 per K-I Share (up to $12,500,000 in shares), and $9.36 per K-T Share (up to $25,000,000 in shares).

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

The Company received approximately $39,689,008 in gross proceeds including the sale of K Shares, K-I Shares and K-T Shares through its Public Offering, including $538,633, $314,340 and $35,873 of gross proceeds from K Shares, K-I Shares and K-T Shares, respectively, issued pursuant to the DRIP through December 31, 2021. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Since the beginning of March 2020, the Company has experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company continues to experience an improvement in traveler sentiment. However, while the development and distribution of vaccines have helped contribute to improved conditions over the course of 2021, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement in its operations throughout 2021, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, quarantines, travel bans, border closings, business closures, deterioration of consumer sentiment or significant inflationary pressures. Accordingly, the Company expects that COVID-19 and the associated response could continue to negatively affect the Company’s results of operations, financial position and cash flow for a period of time.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

(“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At December 31, 2021, the assets of our VIEs were $65,357,202, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs' obligations. The liabilities of our VIEs were $43,713,850 at December 31, 2021 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2021, the estimated fair value of the mortgage notes payable was $64,722,195, compared to the carrying value of $64,369,587. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate for similar borrowings.

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue represents primarily rooms, food and beverage sales, and other fees. The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company's accounting policy is to exclude the tax collected and remitted to the state from revenue and expense.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At December 31, 2021 and 2020, reserves for property taxes were $347,273 and $409,373, respectively, and reserves for capital improvements were $2,587,963 and $2,420,168, respectively. The

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Company also included $53,140 and $36,140 of guest advance deposits as restricted cash at December 31, 2021 and 2020, respectively.

Accounts Receivable

The Company records its accounts receivable at cost. The Company provides an allowance for doubtful accounts, when deemed necessary, based on expected losses. The Company has determined that no allowance for doubtful accounts was necessary at December 31, 2021 and 2020.

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

Deferred Financing Costs

Deferred finance fees are bank fees and other costs incurred in obtaining financing that are amortized on a straight-line basis over the term of the related debt. Deferred finance fees are presented as a direct reduction of the carrying amount of the mortgage notes payable on the consolidated balance sheet. Amortization of deferred finances fees is included in interest expense.

Organization and Offering Costs

Organization and offering costs (“O&O Costs”) include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company's transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. The Company charged O&O Costs against additional paid in capital on the consolidated balance sheet as it raised proceeds in its Public Offering, which was terminated on August 13, 2021.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At December 31, 2021, the Company had no material uncertain tax positions.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2018 through 2021 remaining subject to examination by federal and various state tax jurisdictions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Included in the calculation of basic EPS are 3,000 non-vested restricted K Shares held by the Company's independent directors as of December 31, 2021 because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The Company’s calculated earnings per share for the year ended December 31, 2021 and 2020, were as follows:

	Year Ended December 31,
	2021	2020
Net income (loss) attributable to common stockholders	$2,592,193	$(3,826,605)
Less: Class K Common Stock dividends declared and accumulated	2,670,747	2,221,403
Less: Class K-I Common Stock dividends declared and accumulated	756,291	421,761
Less: Class K-T Common Stock dividends declared and accumulated	38,663	32,247
Less: Class A Common Stock dividends declared and accumulated	405,468	362,825
Undistributed net loss	$(1,278,976)	$(6,864,841)
Class K Common Stock:
Undistributed loss	$(862,892)	$(4,882,213)
Class K Common Stock dividends declared and accumulated	2,670,747	2,221,403
Net income (loss)	$1,807,855	$(2,660,810)
Net income (loss) per common share, basic and diluted	$0.47	$(0.81)
Weighted average number of common shares outstanding, basic and diluted	3,815,288	3,281,469
Class K-I Common Stock:
Undistributed net loss	$(244,344)	$(926,056)
Class K-I Common Stock dividends declared and accumulated	756,291	421,761
Net income (loss)	$511,947	$(504,295)
Net income (loss) per common share, basic and diluted	$0.47	$(0.81)
Weighted average number of common shares outstanding, basic and diluted	1,080,372	622,428
Class K-T Common Stock:
Undistributed net loss	$(12,491)	$(71,030)
Class K-T Common Stock dividends declared and accumulated	38,663	32,247
Net income (loss)	$26,172	$(38,783)
Net income (loss) per common share, basic and diluted	$0.47	$(0.81)
Weighted average number of common shares outstanding, basic and diluted	55,231	47,741
Class A Common Stock:
Undistributed net loss	$(130,978)	$(799,565)
Class A Common Stock dividends declared and accumulated	405,468	362,825
Net income (loss)	$274,490	$(436,740)
Net income (loss) per common share, basic and diluted	$0.47	$(0.81)
Weighted average number of common shares outstanding, basic and diluted	579,119	537,410
Class B Common Stock:
Undistributed net loss	$(28,271)	$(185,977)
Net loss per common share, basic and diluted	$(0.23)	$(1.49)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2021:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,988,748
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$13,004,427
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,000,000

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Land	$14,450,538	$11,588,686
Building and improvements	88,767,739	77,286,159
Furniture, fixtures, and equipment	8,896,732	7,244,831
Total cost	112,115,009	96,119,676
Accumulated depreciation	(9,878,030)	(6,530,972)
Property and equipment, net	$102,236,979	$89,588,704

Depreciation expense for the years ended December 31, 2021 and 2020 was $3,347,058 and $2,997,262, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Acquisition of the Cherry Tree Inn

On July 30, 2021 (the “Final Closing”), the Company, through a wholly-owned subsidiary of its Operating Partnership, acquired the fee simple interest in the Cherry Tree Inn and Suites, located at 2345 N. US 31 North, East Bay Township, Grand Traverse County, Michigan (the “Cherry Tree Inn”), for a total purchase price of $15,000,000, exclusive of closing costs and typical hotel closing date adjustments. The Company also incurred an acquisition fee of $264,789 due to PHA (See Note 9). The Company financed the transaction with a combination of net proceeds from the Public Offering and proceeds from an initial $4,000,000 bridge loan (the “Bridge Loan”) from an affiliate of the Sponsor, which was repaid in full on November 23, 2021 when the Company entered into a $10,000,000 mortgage note, $8,000,000 of which was outstanding as of December 31, 2021 and $2,000,000 of which is planned to be advanced in 2022 to fund property improvements.

In connection with the Final Closing, the Ground Lease by and between a subsidiary of the Company and the seller, dated as of June 3, 2021, was terminated. Further, on July 30, 2021, the seller repaid in full the loan in the principal amount of $7,689,594 and the related loan agreement was terminated.

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

Acquisition costs of $81,449 were capitalized and allocated pro-rata to acquired assets on their relative fair values.

0

Note 4 – Other Assets

Included in other assets at December 31, 2021 and 2020, are franchise fees of $242,274 and $257,750, respectively. The Company’s hotel properties each are operated pursuant to franchise agreements. The term of each current franchise agreement is for a 15 to 25-year period and the agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. For the year ended December 31, 2021 and 2020, the Company amortized $15,476 and $14,642 of deferred franchise fees. These amounts are included in depreciation and amortization on the statement of operations.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The future amortization of deferred franchise costs as of December 31, 2021 is as follows:

Years Ending December 31,
2022	$15,475
2023	15,475
2024	15,475
2025	15,475
2026	15,475
Thereafter	164,899
Total	$242,274

Note 5 – Mortgage Notes Payable

Included in mortgage notes payable at December 31, 2021, is a $13,004,427 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,988,748 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $8,000,000 mortgage payable secured by the Cherry Tree Inn Traverse City (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, requires monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of December 31, 2021.

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

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, requires monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of December 31, 2021.

As a result of the negative impact of the COVID-19 pandemic, the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents for the period ended December 31, 2020. In March 2021, the Company received a written waiver of all debt service coverage testing for the test due for the periods ended December 31, 2020 through June 30, 2021, from its lender. As of December 31, 2021, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at December 31, 2021. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2022. The maturity date may be extended by up to two additional one-year periods, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor.

On April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments did not accrue interest but were deemed principal payable in full on or before June 30, 2021. As of June 30, 2021, the Hotel Indigo Traverse City repaid the deferred interest in full.

The Hotel Indigo Loan Modification Documents also waived the Operating Partnership’s requirement to achieve the stated debt service coverage ratio for the period from January 1, 2020 through June 30, 2021 and provides that all net worth, liquidity and financial covenant testing and any requirements of the guarantor, TH Investment Holdings II, LLC, an affiliate of the Sponsor, to comply with such covenants were waived from January 1, 2020 through June 30, 2021. As of December 31, 2021, the Hotel Indigo Traverse City was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

On April 23, 2020, the Operating Partnership, through its subsidiary, and the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the lender, to amend the terms of the mortgage loan and loan documents on the HGI Note. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 were deferred until the date that was twelve months after the date each payment was originally due. The HGI Note resumed interest payments in October 2020.

In addition, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants are waived until the year ending December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants are waived until the year ending December 31, 2021. As of December 31, 2021, the HGI Note was compliant with the above referenced loan arrangements.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn & Suites, including equipment. All required payments have been made as of December 31, 2021. Compliance with the note’s covenants commences in 2022. In addition to the $8,000,000 financed, the CTI Note allows for an additional $2,000,000 in borrowings for construction advances.

Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted here and elsewhere in this Annual Report on Form 10-K, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on the Company’s ability to satisfy its mortgage loan covenants.

Scheduled principal payments of the mortgage notes payable as of December 31, 2021 are as follows:

Years Ending December 31,
2022	$15,507,485
2023	673,704
2024	23,357,916
2025	16,482,971
Thereafter	8,000,000
Total	$64,022,076

Interest expense on mortgage notes payable for the year ended December 31, 2021 and 2020 was $2,593,227 and $2,549,503, respectively.

Also included in mortgage notes payable as of December 31, 2021, is $208,343 of net deferred financing costs and debt discounts and premiums. For the years ended December 31, 2021 and 2020, the Company amortized $6,276 and $9,009, respectively, of net deferred financing costs and debt discounts and premiums as a component of interest expense.

Note 6 – Interest Rate Swap/Cap

The Company is exposed to certain risks relating to its ongoing business operations, including the effect of changes in interest rates. The Company had an interest rate swap agreement to manage interest rate risk exposure on $15,092,000 of the TCI Note that expired on August 15, 2021. As of December 31, 2021, the Company has an interest rate cap in place to manage its interest rate exposure on $15,092,000 of the TCI Note that expires on August 15, 2022.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 7 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program ("PPP"), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially forgivable. In 2020, the Company received $1,018,917 in PPP loans relating to the four hotel properties (the "PPP Loans"). On January 11, 2021, the PPP opened an additional round of funding, which allowed eligible borrowers that had previously received a PPP loan to apply for a second draw PPP loan with the same general terms as the first. Second draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay mortgage interest, rent, utilities, worker protection costs related to COVID-19, uninsured property damage costs caused by looting or vandalism, and certain supplier costs and expenses for operations. The Company applied for and received $1,426,672 in the second round of funding as of December 31, 2021.

Pursuant to the CARES Act, the Company can apply for, and be granted, forgiveness for all or a portion of the PPP Loans. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. The loan forgiveness amount may be reduced if the Company terminates employees or reduces salaries during the twenty-four week period. The Company used the proceeds from the PPP Loans to retain employees and maintain payroll and make mortgage and utility payments to support business continuity throughout the COVID-19 pandemic, which amounts are intended to be eligible for forgiveness, subject to the provisions of the CARES Act. The Company has applied for and received full forgiveness of all the $1,018,917 first round of PPP loans and $484,067 of the second round. In the year ended December 31, 2021, the Company recognized gain on loan extinguishment of $1,502,984 in the consolidated statement of operations. The currently unforgiven portion of these loans are presented as other debt on the condensed consolidated balance sheets under ASC 470, Debt. The Company is currently in the process of submitting applications for full forgiveness of the remaining two outstanding loans.

Note 8 – Loans from Franchisors

Included in accounts payable, accrued expenses and other liabilities on the balance sheet at December 31, 2021 and 2020, is $932,284 and $985,784, respectively, of net key money loans received from franchisors or assumed upon acquisition. In accordance with the loan agreement with the respective franchisor, funds were released to the applicable hotel properties upon completion of a change of ownership, property improvement plan, and inspection and subsequent approval of the completed work by the franchisor. The outstanding principal balances of the loans are reduced on a straight-line basis over the remaining life of the franchise agreement. As of December 31, 2021, the Company had received $750,000 in loans from franchisors relating to the Staybridge Suites St. Petersburg and assumed a liability of $364,430 in connection with the acquisition of the Hotel Indigo Traverse City. During each of the years ended December 31, 2021 and 2020, the Company amortized $53,500 of franchise fees, which are included in rooms and other property expenses on the statement of operations.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 9 – Related Party Transactions

On August 2, 2018, the Company entered into the Amended and Restated Advisory Agreement with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On July 29, 2021, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA for a one-year term effective on August 2, 2021.

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

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the year ended December 31, 2021, the Company’s Sponsor requested reimbursement for $187,198 and the Company paid $168,649 of such administrative service expenses. This amount is included in other fees to affiliates on the consolidated statement of operations.

Acquisition Fee

The Company will pay PHA acquisition fees as described below:

Acquisition Fee : Fee for providing services including selecting, evaluating and acquiring potential investments (the “acquisition fee”). The total acquisition fee payable to PHA shall equal 1.5% of the Gross Contract Purchase Price of an investment, which as defined in the Advisory Agreement, represents the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. Payment of such fee will be deferred until the

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

occurrence of a (i) liquidation event (i.e., any voluntary or involuntary liquidation or dissolution of the Company, including as a result of the sale of all or substantially all of the Company’s assets for cash or other consideration), (ii) the Company’s sale or merger in a transaction that provides stockholders with cash, securities or a combination of cash and securities, (iii) the listing of the Company’s shares of common stock on a national securities exchange, or (iv) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. The preceding clauses (ii) and (iii) are defined as an "Other Liquidity Event". Under the Advisory Agreement Amendment, deferred acquisition fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum until the day immediately following the Fifth Anniversary (as defined herein), at which time such interest will cease to further accrue.

For the year ended December 31, 2021, the Company incurred $264,789 in acquisition fees related to the Cherry Tree Inn Traverse City. For the year ended December 31, 2020, the Company incurred $441,370 in acquisition fees related to the Hilton Garden Inn Providence. Acquisition fees are included in other fees to affiliates on the consolidated statements of operations. As of December 31, 2021 and 2020, there were $1,244,139 and $979,350, respectively, of deferred acquisition fees included in due to related parties on the consolidated balance sheets. Interest expense on outstanding acquisition fees was $65,508 and $54,564, respectively, for the years ended December 31, 2021 and 2020, and is included in interest expense on the consolidated statement of operations and in due to related parties on the consolidated balance sheets.

Asset Management Fee

The Company will pay PHA asset management fees as described below:

Asset Management Fee : Quarterly fee equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP (the “asset management fee”). The adjusted cost will include the purchase price, acquisition expenses, capital expenditures, and other customary capitalized costs. The Advisory Agreement Amendment clarified the duration of the asset management fee and accrual of interest on deferred asset management fees. The asset management fee will be payable to PHA quarterly in arrears, based on the adjusted cost on the last date of the prior quarter, adjusted for appropriate closing dates for individual investments. Payment of the asset management fee will be deferred on a quarterly basis if at any time all accumulated, accrued, and unpaid 6% distributions have not been paid in full to the holders of the K Shares, K-I Shares, K-T Shares and any parity security. Any such deferred asset management fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum. If the Company has not completed a liquidation event by the fifth anniversary of the date the Company terminates the Public Offering (including any follow-on offering) (the "Fifth Anniversary"), on the day immediately following the Fifth Anniversary, (i) the asset management fees payable pursuant to the Advisory Agreement cease to accrue and (ii) interest that accrued at a non-compounded rate of 6.0% per annum on the deferred asset management fees will cease to accrue. For the avoidance of doubt, all accrued and unpaid principal and interest amounts in connection with the asset management fee at the Fifth Anniversary will remain outstanding.

For the years ended December 31, 2021 and 2020, the Company incurred $624,798 and $538,089, respectively, in asset management fees that are included in other fees to affiliates on the consolidated

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

statements of operations. Interest expense on the outstanding asset management fees was $64,128 and $51,605 for the years ended December 31, 2021 and 2020, respectively, and is included in interest expense on the consolidated statements of operations. At December 31, 2021 and 2020, asset management fees and interest payable of $176,121 and $1,158,111, respectively, are included in due to related parties on the consolidated balance sheets.

Disposition Fee

The Company will pay PHA disposition fees as described below:

Disposition Fee : Fee for providing a substantial amount of services in connection with the sale of a property or real estate-related assets, as determined by a majority of the Company’s independent directors (the “disposition fee”). The disposition fee will equal one-half of the brokerage commissions paid on the sale of an investment. In no event will the disposition fee exceed 1.5% of the sales price of each investment. Payment of the disposition fee to PHA will be deferred until the occurrence of (i) a liquidation event, (ii) an Other Liquidity Event, or (iii) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. Under the Advisory Agreement Amendment, deferred disposition fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum until the day immediately following the Fifth Anniversary, at which time such interest will cease to further accrue.

There were no disposition fees incurred for the years ended December 31, 2021 and 2020.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of December 31, 2021 and 2020 were paid directly by the Company and there have been no reimbursements to PHA.

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

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of December 31, 2021, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,749,247, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $3,340,946. The Company may reimburse PHA and its affiliates for O&O Costs

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

incurred on the Company's behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other O&O Costs to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering (the “15% cap”). As of December 31, 2021, $3,153,071 is reimbursable to PHA and its affiliates by the Company in the future, subject to the 15% cap.

The Company recorded O&O Costs as charges against additional paid in capital on the consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules established by FINRA and the Company’s charter. The Company recognized O&O Costs of $1,394,296 and $1,598,938 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had balances due from PHA for reimbursement of O&O Costs within the 15% cap of $28,113, which is included in due from related parties in the consolidated balance sheets. As of December 31, 2020, the Company had balances due to PHA for reimbursement of O&O Costs within the 15% cap of $121,786, which is included in due to related parties in the consolidated balance sheets.

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

The terms of the in-place management agreements expire March 28, 2023, March 28, 2023, August 14, 2023, February 26, 2025 and June 3, 2031, respectively, for the Staybridge Suites St. Petersburg, the Springhill Suites Wilmington, the Hotel Indigo Traverse City, the Hilton Garden Inn Providence and the Cherry Tree Inn, respectively.

Aggregate property management fees incurred for the years ended December 31, 2021 and 2020 were $747,948 and $393,134, respectively, and are included in property management fees to affiliates on the consolidated statements of operations. As of December 31, 2021 and 2020, $45,023 and $31,594, respectively, of accrued property management fees payable were included in due to related parties on the consolidated balance sheets. Aggregate net reimbursements for certain expenses for the years ended December 31, 2021 and 2020 were $281,929 and $118,708, respectively. As of December 31, 2021 and 2020, $9,995 and $16,172, respectively, of expense reimbursements were included in due to related parties on the consolidated balance sheets. During the years ended December 31, 2021 and 2020, the Company paid $512,884 and $324,055, respectively, to TPG Risk Services, LLC, an affiliate of the Company, for the reimbursement of prepaid insurance at the hotel properties. As of December 31, 2021, the Company had a balance of $3,749 due from TPG Risk Services, LLC and as of December 31, 2020, the Company had a balance due to TPG Risk Services LLC of $49,761 for prepaid insurance, such reimbursements are included in due from or due to related parties on the consolidated balance sheets, as appropriate.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the years ended December 31, 2021 and 2020, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $287,210 and $44,656, respectively, for capital expenditure costs incurred at the hotel properties. As of December 31, 2021 and 2020, $114,674 and $12,685, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at December 31, 2021 and 2020, was a $125,000 and $23,050 receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Hilton Garden Inn Providence and the Cherry Tree Inn.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the years ended December 31, 2021 and 2020.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 1.69% and 1.65% for the years ended December 31, 2021 and 2020, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the consolidated balance sheets at December 31, 2021 and 2020. Interest expense was $1,596 and $1,556 for the years ended December 31, 2021 and 2020,

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

respectively, and is included in interest expense on the consolidated statements of operations and in due to related parties on the consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of December 31, 2021, under the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of December 31, 2021, the Company had issued 58,687 K Shares, 34,211 K-I Shares and 3,928 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $538,633, $314,340 and $35,873 respectively, As of December 31, 2021, the Company had issued 1,250 restricted K Shares to each of the Company's three independent directors for a total of 3,750 restricted K Shares in connection with the Company's long-term incentive plan, as described below.

As of December 31, 2021, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf with no remaining receivable balance as of December 31, 2019. As of December 31, 2021, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the year ended December 31, 2021, pursuant to the primary portion of the Public Offering, the Company sold 398,959 K Shares for aggregate gross proceeds of $3,575,886, or $8.96 per K Share; 626,169 K-I Shares for aggregate gross proceeds of $5,169,421, or $8.26 per K-I Share; and 12,468 K-T Shares for aggregate gross proceeds of $110,000, or $8.82 per K-T Share. During the same period, pursuant to the DRIP, the Company had issued 43,451 K Shares at a price of $9.36 per K Share for aggregate gross proceeds of $406,697, 22,637 K-I Shares at a price of $9.36 per K-I Share for aggregate gross proceeds of $211,884, and 2,709 K-T Shares at a price of $9.36 per K-T Share for aggregate gross proceeds of $25,360.

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

PHA was obligated to purchase sufficient A Shares to fund payment of O&O Costs associated with the Private Offering and the Public Offering and also to account for the difference between the applicable NAV per K-I Share and the applicable offering price per K-I Share and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts). PHA’s obligation can be fulfilled by its affiliates, including the Sponsor or entities affiliated with the Sponsor.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of December 31, 2021, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of December 31, 2021, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of December 31, 2021, the Company recognized $10,775 of stockholder servicing fees with respect to K-T Shares sold in the primary portion of the Public Offering.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s 2019 and 2020 annual meetings of stockholders on July 11, 2019, November 17, 2020 and November 10, 2021, respectively.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

in July 2020. Shares will be repurchased subject to and upon the terms and conditions of the Company’s A&R SRP.

During the year ended December 31, 2021, the Company fulfilled repurchase requests and repurchased K Shares, K-I Shares and K-T Shares pursuant to the share repurchase program as follows:

	Total Number of
	Shares Requested to	Total Number of	Average Price Paid
For the Quarter Ended	be Repurchased	Shares Repurchased	per Share
March 31, 2021	34,700	1,000	$7.92
June 30, 2021	59,979	34,700	$8.34
September 30, 2021	7,900	59,979	$9.54
December 31, 2021	9,113	7,900	$9.68
	111,692	103,579

During the year ended December 31, 2021, the Company repurchased approximately $945,878 of K Shares which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2021 Repurchase Date.

The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received. As December 31, 2021, there were three outstanding and unfulfilled repurchase request for 7,500 K Shares and 1,613 K-I Shares, which were repurchased on January 11, 2022 for $84,708.

Distributions

During the year ended December 31, 2020, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Units	Total
1/31/2020	12/31/2019	1/23/2020	1/28/2020	$0.0016438356	$378,942	$65,432	$6,023	$—	$450,397
5/1/2020	3/31/2020	4/29/2020	4/30/2020	$0.0016393443	453,908	83,629	7,029	—	$544,566
11/12/2020	6/30/2020	10/27/2020	10/30/2020	$0.0019125683	571,905	109,943	8,352	—	$690,200
11/16/2020	9/30/2020	10/27/2020	10/30/2020	$0.0005737705	175,454	33,597	2,534	—	$211,585
					$1,580,209	$292,601	$23,938	$—	$1,896,748

During the year ended December 31, 2021, the Company’s board of directors authorized the payment of distributions as follows:

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Units	Total
9/24/2021	9/30/2020	9/24/2021	9/27/2021	$0.0013387978	$409,394	$78,393	$5,911	$—	$493,698
9/29/2021	12/31/2020	9/24/2021	9/24/2021	$0.0019125683	610,721	116,169	8,422	—	$735,312
11/18/2021	3/31/2021	11/16/2021	11/17/2021	$0.0019178082	628,342	131,938	8,245	—	$768,525
11/22/2021	6/30/2021	11/16/2021	11/17/2021	$0.0019178082	656,519	176,438	8,959	—	$841,916
11/24/2021	9/30/2021	11/16/2021	11/17/2021	$0.0019178082	691,711	217,307	10,528	—	$919,546
12/23/21	3/31/2020	4/29/2020	4/30/2020	$0.0016393443				6,932	$6,932
12/23/21	6/30/2020	10/27/2020	10/30/2020	$0.0019125683				22,299	$22,299
12/23/21	9/30/2020	9/24/2021	9/24/2021	$0.0019125683				22,544	$22,544
12/23/21	12/31/2020	9/24/2021	9/24/2021	$0.0019125683				22,544	$22,544
12/23/21	3/31/2021	11/16/2021	11/17/2021	$0.0019178082				22,115	$22,115
12/23/21	6/30/2021	11/16/2021	11/17/2021	$0.0019178082				22,360	$22,360
12/23/21	9/30/2021	11/16/2021	11/17/2021	$0.0019178082				22,606	$22,606
					$2,996,687	$720,245	$42,065	$141,400	$3,900,397

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

The Company paid quarterly distributions with respect to the quarter ended March 31, 2020, the quarter ended June 30, 2020, the quarter ended September 30, 2020, the quarter ended December 31, 2020, the quarter ended March 31, 2021, the quarter ended June 30, 2021, the quarter ended September 30, 2021 and the quarter ended December 31, 2021 with operating cash flow from its hotel properties, consistent with prior distributions. The Company’s board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

Note 11 - Income Taxes

The Company recognized consolidated income tax expense of $25,745 and $609 for the years ended December 31, 2021 and 2020, respectively. These amounts relate to the operations of the Company’s TRSs, which had consolidated net income for the years ended December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company had net deferred tax assets of $40,532 and $33,105, respectively, due to temporary differences between the timing of the GAAP recognition and tax recognition of certain expenses and net operating losses. The Company has evaluated the positive and negative evidence

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

bearing upon the realizability of its deferred tax assets and determined it is more likely than not that the Company will not recognize the benefits of the deferred tax assets, except for the net operating losses that can be carried back to offset income in prior years. As such, a valuation allowance has been established upon such deferred tax assets as of December 31, 2021. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Note 13 – Subsequent Events

On February 11, 2022, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2021, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on February 14, 2022. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2021, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

September 30, 2021, was $694,063, or $0.0019178082 per K Share per day, $230,511, or $0.0019178082 per K-I Share per day, and $10,927, or $0.0019178082 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on February 16, 2022.

Subsequent to December 31, 2021 and through March 25, 2022, pursuant to the DRIP Offering, the Company sold approximately 12,344 K Shares at a weighted average price of $9.36 per share for gross proceeds of $115,541, approximately 7,993 K-I Shares at a weighted average price of $9.36 per share for gross proceeds of $74,814 and approximately 753 K-T Shares at a weighted average price of $9.36 per share for gross proceeds of $7,051, for total gross proceeds of $197,406 in the DRIP Offering.