Form 10-Q
period 2022-03-31
PROCACCIANTI HOTEL REIT, INC.
filed 2022-05-13
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 13, 2022, there were 3,927,748 shares of the Registrant’s Class K common stock issued and outstanding, 1,329,967 shares of the Registrant’s Class K-I common stock issued and outstanding, 63,962 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Property and equipment, net	$102,212,203	$102,236,979
Cash	6,345,204	6,850,026
Restricted cash	3,190,560	2,988,376
Accounts receivable, net	204,065	453,979
Due from related parties	275,000	153,113
Prepaid expenses and other assets, net	727,848	978,905
Total Assets	$112,954,880	$113,661,378
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,400,000	$64,141,964
Other debt	405,605	942,605
Accounts payable, accrued expenses and other, net	2,872,414	2,700,281
Due to related parties	2,264,019	1,885,559
Total Liabilities	69,942,038	69,670,409
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,219,709	1,226,417
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,952,986 and 3,947,642 shares issued and outstanding, respectively	39,530	39,477
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,321,914 and 1,315,534 shares issued and outstanding, respectively	13,219	13,155
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 63,199 and 62,946 shares issued and outstanding, respectively	632	629
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	48,041,361	47,930,212
Cumulative loss	(3,816,686)	(3,500,228)
Cumulative distributions	(8,386,839)	(7,428,718)
Total Stockholders’ Equity	35,898,281	37,061,591
Noncontrolling interest	5,894,852	5,702,961
Total Equity	41,793,133	42,764,552
Total Liabilities and Stockholders’ Equity	$112,954,880	$113,661,378

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Rooms	$4,472,431	$2,663,075
Food and beverage	283,543	147,203
Other operating	349,599	101,831
Total revenues	5,105,573	2,912,109
Expenses
Rooms	1,053,412	615,112
Food and beverage	274,050	126,574
Other property expenses	2,133,041	1,497,805
Property management fees to affiliates	146,874	87,425
Corporate general and administrative	318,563	278,234
Other fees to affiliates	221,113	185,618
Depreciation and amortization	917,940	776,396
Total expenses	5,064,993	3,567,164
Operating income (loss)	40,580	(655,055)
Gain on loan extinguishment	537,000	—
Interest expense, net	(630,592)	(631,487)
Gain on interest rate cap/swap	45,183	100,453
Net loss before income taxes	(7,829)	(1,186,089)
Income tax expense	(946)	—
Net loss	(8,775)	(1,186,089)
Net income (loss) attributable to noncontrolling interest	307,683	(75,416)
Net loss attributable to common stockholders	$(316,458)	$(1,110,673)
Net loss attributable to Class K common stockholders – basic and diluted	$(192,881)	$(769,962)
Net loss per Class K common share – basic and diluted	$(0.05)	$(0.21)
Weighted average number of Class K common shares outstanding – basic and diluted	3,947,183	3,640,406
Net loss attributable to Class K-I common stockholders – basic and diluted	$(64,396)	$(161,674)
Net loss per Class K-I common share – basic and diluted	$(0.05)	$(0.21)
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,318,008	764,401
Net loss attributable to Class K-T common stockholders – basic and diluted	$(3,085)	$(10,103)
Net loss per Class K-T common share – basic and diluted	$(0.05)	$(0.21)
Weighted average number of Class K-T common shares outstanding – basic and diluted	63,142	47,769
Net loss attributable to Class A common stockholders – basic and diluted	$(28,412)	$(120,921)
Net loss per Class A common share – basic and diluted	$(0.05)	$(0.21)
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	572,121
Net loss attributable to Class B common stockholders – basic and diluted	$(27,684)	$(48,013)
Net loss per Class B common share – basic and diluted	$(0.22)	$(0.38)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2021	3,947,642	$39,477	1,315,534	$13,155	62,946	$629	581,410	$5,814	125,000	$1,250	$47,930,212	$(3,500,228)	$(7,428,718)	$37,061,591	$5,702,961	$42,764,552
Conversion of common stock	500	5	—	—	(500)	(5)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	12,344	123	7,993	80	753	8	—	—	—	—	197,195	—	—	197,406	—	197,406
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,429)	—	—	(1,429)	—	(1,429)
Repurchase of common stock	(7,500)	(75)	(1,613)	(16)	—	—	—	—	—	—	(84,617)	—	—	(84,708)	—	(84,708)
Net (Loss) Income	—	—	—	—	—	—	—	—	—	—	—	(316,458)	—	(316,458)	314,391	(2,067)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,121)	(958,121)	(122,500)	(1,080,621)
BALANCE, March 31, 2022	3,952,986	$39,530	1,321,914	$13,219	63,199	$632	581,410	$5,814	125,000	$1,250	$48,041,361	$(3,816,686)	$(8,386,839)	$35,898,281	$5,894,852	$41,793,133

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2020	3,608,062	$36,081	666,728	$6,668	47,769	$478	537,410	$5,374	125,000	$1,250	$40,343,076	$(6,092,421)	$(3,528,321)	$30,772,185	$5,888,390	$36,660,575
Issuance of common stock	80,181	801	156,830	1,568	—	—	44,000	440	—	—	2,368,158	—	—	2,370,967	—	2,370,967
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(104,773)	—	—	(104,773)	—	(104,773)
Repurchase of common stock	(1,000)	(10)	—	—	—	—	—	—	—	—	(7,910)	—	—	(7,920)	—	(7,920)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(250,872)	—	—	(250,872)	—	(250,872)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(1,110,673)	—	(1,110,673)	(47,782)	(1,158,455)
BALANCE March 31, 2021	3,687,243	$36,872	823,558	$8,236	47,769	$478	581,410	$5,814	125,000	$1,250	$42,347,679	$(7,203,094)	$(3,528,321)	$31,668,914	$5,840,608	$37,509,522

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(8,775)	$(1,186,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	917,940	776,396
Amortization of deferred financing costs and debt discount as interest	(9,188)	(2,472)
Amortization of key money loans	(13,375)	(16,653)
Gain on loan extinguishment	(537,000)	—
Gain on interest rate cap/swap	(45,183)	(100,453)
Changes in operating assets and liabilities:
Accounts receivable	249,914	(106,129)
Due from related parties	(121,887)	(22,035)
Prepaid expenses and other assets	247,188	238,925
Accounts payable, accrued expenses and other	230,691	393,836
Due to related parties	378,460	158,208
Net cash provided by operating activities	1,288,785	133,534
Cash Flows from Investing Activities:
Capital improvements	(889,295)	(139,782)
Net cash used in investing activities	(889,295)	(139,782)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	2,370,967
Payment of commissions and dealer manager fees and stockholder servicing fees	(1,429)	(104,773)
Payment of other offering costs to affiliates	—	(281,787)
Proceeds from mortgage note	373,010	—
Proceeds from other debt	—	889,672
Payments of mortgage notes principal	(105,786)	(101,392)
Distributions to stockholders	(760,715)	—
Distributions to noncontrolling interest	(122,500)	—
Repurchase of common stock	(84,708)	(7,920)
Net cash (used in) provided by financing activities	(702,128)	2,764,767
(Decrease) increase in cash and cash equivalents and restricted cash	(302,638)	2,758,519
Cash and cash equivalents and restricted cash, beginning of period	9,838,402	10,269,947
Cash and cash equivalents and restricted cash, end of period	$9,535,764	$13,028,466

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2022	2021
Cash	$6,345,204	$9,888,023
Restricted cash	3,190,560	3,140,443
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$9,535,764	$13,028,466

The Company paid the following amounts for interest and income taxes:

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$618,143	$468,372
Cash paid for income taxes	$480	$400

Supplemental Disclosure of Noncash Transactions

	Three Months Ended March 31,
	2022	2021
Common stock issued pursuant to distribution reinvestment plan	$197,406	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company used the proceeds from its Private Offering (defined below) and its Public Offering (defined below), which terminated on August 13, 2021, to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (“U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company is externally managed by Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an Advisory Agreement by and among the Company, its Operating Partnership and PHA. PHA is an affiliate of Procaccianti Companies, Inc., the Company’s sponsor (the “Sponsor”).

As of March 31, 2022, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

The Company raised the equity capital for its real estate investments through a private offering (the “Private Offering”) and a public offering (the “Public Offering”, together with the Private Offering, the “Offerings”) from September 2016 through August 2021, and has offered shares through its distribution reinvestment plan (“DRIP”) pursuant to a Registration Statement on Form S-3 (the “DRIP Offering”) since August 2021.

The Company terminated the Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of shares of Class K common stock (“K Shares”) and Class A common stock (“A Shares”), including Units (which were comprised of one K Share and one A Share), in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to TPG Hotel REIT Investor, LLC (“THR”), an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units.

Since the commencement of the Public Offering and through March 31, 2021, we received approximately $39,891,338 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $654,174 of K Shares, $389,154 of K-I Shares and $42,923 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 27, 2020, through a separate private placement and as partial consideration for the Company's acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership ("Class K OP Units") at $10.00 per Class K OP Unit.

The Company intends to establish an estimated per share net asset value (“Estimated Per Share NAV”) on at least an annual basis. Each Estimated Per Share NAV was determined by the Company’s board of directors after consultation with PHA and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by the Company’s independent registered public accounting firm. The following table outlines the established

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Estimated Per Share NAV as determined by the Company’s board of directors for the last three years as of each valuation date presented below (which were the Estimated NAV Per Shares for the K Shares, K-I Shares and K-T Shares, unless otherwise indicated):

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

Since the beginning of March 2020, the Company has experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company continues to experience an improvement in traveler sentiment. However, while the development and distribution of vaccines have helped contribute to improved conditions throughout 2021 and the first quarter of 2022, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement in its operations through the first quarter of 2022 and expects continued improvement through the rest of the year, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, stay-at-home orders, quarantines, travel bans, border closings, business closures, deterioration of consumer sentiment or significant inflationary pressures. Accordingly, the Company expects that COVID-19 and the associated response could continue to negatively affect the Company’s results of operations, financial position and cash flow for a period of time.

The Company believes cash and restricted cash on hand, cash generated from operations, and borrowings from other sources, including advances from the Company’s Sponsor, if necessary, will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The accompanying condensed consolidated financial statements of the Company are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At March 31, 2022, the assets of our VIEs were $65,449,257, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs’ obligations. The liabilities of our VIEs were $43,803,855 at March 31, 2022 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of March 31, 2022, the estimated fair value of the mortgage notes payable was $62,855,924 compared to the carrying value of $64,611,036. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue represents primarily room rentals, food and beverage sales, and other fees. The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenue and expenses. In the three months ended March 31, 2022, Other Operating Income included a $215,660 Business Recovery Grant received from the state of North Carolina by the Springhill Suites, Wilmington.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by its debt agreements. At March 31, 2022 and 2021, reserves for property taxes were $553,998 and $674,480, respectively, reserves for capital improvements were $2,572,311 and $2,429,823, respectively and reserves for insurance were $9,557 and $0, respectively. The Company also included $54,694 and $36,140 of guest advance deposits as restricted cash at March 31, 2022 and 2021, respectively.

Organization and Offering Costs

Organization and offering costs (“O&O Costs”) include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. The Company charged O&O Costs against additional paid in capital on the condensed consolidated balance sheet as it raised proceeds in its Public Offering, which terminated on August 13, 2021.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At March 31, 2022, the Company had no material uncertain tax positions.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Noncontrolling Interest of the Operating Partnership

Noncontrolling interest of the Operating Partnership represents the value of the 128,124 Class K OP Units that were issued to a group of sellers in connection with the acquisition of the Hilton Garden Inn Providence. Noncontrolling interest of the Operating Partnership is reported in the mezzanine section of the condensed consolidated balance sheet, as the units are redeemable at the request of the holder for cash equal to the fair market value of a K Share as defined in the Amended and Restated Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P. (the “Amended and Restated Operating Partnership Agreement”). The Company may elect to acquire any such unit presented for redemption for one K Share or cash. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest of the Operating Partnership are reported in the condensed consolidated statement of operations.

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. 3,750 restricted K Shares held by the Company's independent directors as of March 31, 2022 are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s calculated earnings per share for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders	$(316,458)	$(1,110,673)
Less: Class K Common Stock dividends declared and accumulated	681,305	628,344
Less: Class K-I Common Stock dividends declared and accumulated	227,504	131,938
Less: Class K-T Common Stock dividends declared and accumulated	10,899	8,245
Less: Class A Common Stock dividends declared and accumulated	100,353	98,834
Undistributed net loss	$(1,336,519)	$(1,978,034)
Class K Common Stock:
Undistributed loss	$(874,186)	$(1,398,306)
Class K Common Stock dividends declared and accumulated	681,305	628,344
Net loss	$(192,881)	$(769,962)
Net loss per common share, basic and diluted	$(0.05)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	3,947,183	3,640,406
Class K-I Common Stock:
Undistributed net loss	$(291,900)	$(293,612)
Class K-I Common Stock dividends declared and accumulated	227,504	131,938
Net loss	$(64,396)	$(161,674)
Net loss per common share, basic and diluted	$(0.05)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	1,318,008	764,401
Class K-T Common Stock:
Undistributed net loss	$(13,984)	$(18,348)
Class K-T Common Stock dividends declared and accumulated	10,899	8,245
Net loss	$(3,085)	$(10,103)
Net loss per common share, basic and diluted	$(0.05)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	63,142	47,769
Class A Common Stock:
Undistributed net loss	$(128,765)	$(219,755)
Class A Common Stock dividends declared and accumulated	100,353	98,834
Net loss	$(28,412)	$(120,921)
Net loss per common share, basic and diluted	$(0.05)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	581,410	572,121
Class B Common Stock:
Undistributed net loss	$(27,684)	$(48,013)
Net loss per common share, basic and diluted	$(0.22)	$(0.38)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of March 31, 2022:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,940,838
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,946,551
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,373,010
1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Land	$14,450,538	$14,450,538
Building and improvements	89,493,766	88,767,739
Furniture, fixtures, and equipment	9,060,000	8,896,732
Total cost	113,004,304	112,115,009
Accumulated depreciation	(10,792,101)	(9,878,030)
Property and equipment, net	$102,212,203	$102,236,979

Depreciation expense for the three months ended March 31, 2022 and 2021 was $914,071 and $772,529, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at March 31, 2022, is a $12,946,551 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,940,838 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $8,373,010 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, requires monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of March 31, 2022.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests resumed on January 1, 2022, and as of March 31, 2022, the Staybridge Suites St. Petersburg is in compliance.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, requires monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of March 31, 2022, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at March 31, 2022. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which was initially August 15, 2021; however, it was extended for one year to August 15, 2022. The maturity date may be extended by up to two additional one-year periods, provided no default exists. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of March 31, 2022, the Hotel Indigo Traverse City was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires monthly interest payments at a fixed rate of 4.25% through February 15, 2023 and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

On April 23, 2020, the Operating Partnership, through its subsidiary, and the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the "Hilton Garden Inn Loan Modification Agreement") with the lender, to amend the terms of the mortgage loan and loan documents on the HGI Note. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 are deferred until the date that is twelve months after the date each payment was originally due. The HGI Note resumed interest payments in October 2020. As of March 31, 2022, the deferred interest on the HGI Note has been repaid in full. As of March 31, 2022, the Hilton Garden Inn Providence was compliant with the above referenced loan arrangements.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn & Suites, including equipment. All required payments have been made as of March 31, 2022. Annual compliance testing will commence as of December 31, 2022. In addition to the $8,373,010 outstanding as of March 31, 2022, the CTI Note allows for an additional $1,626,990 in borrowings for construction advances.

Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted here and elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic may cause increased pressure on the Company's ability to satisfy its mortgage loan covenants.

Interest expense on mortgage notes payable for the three months ended March 31, 2022 and 2021 was $622,383 and $622,025, respectively.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Also included in mortgage notes payable as of March 31, 2022 is $208,343 of net deferred financing costs and debt discounts and premiums. For the three months ended March 31, 2022 and 2021, the Company amortized $9,188 and $2,472, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

Note 5 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program ("PPP"), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be fully or partially forgivable. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. During 2020 and 2021, the Company received PPP loans aggregating to $2,445,589, of which, $1,502,984 was forgiven during the year ended December 31, 2021. In the three months ended March 31, 2022, the Company received forgiveness for an additional $537,000 of its PPP loans and recognized a gain on extinguishment of $537,000 in the consolidated statement of operations.

The Company has applied for full forgiveness of the currently unforgiven portion of these loans, which is presented as other debt at March 31, 2022 on the condensed consolidated balance sheets under ASC 470, Debt. Upon formal written approval of the forgiveness application from the SBA, the Company intends to recognize a gain on loan extinguishment in the consolidated statement of operations equal to the amount forgiven.

Note 6 – Related Party Transactions

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

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets,

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the three months ended March 31, 2022 and 2021, the Company’s Sponsor requested reimbursement for $45,966 and $42,004, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

There were no acquisition fees for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and 2021, there were $1,244,139 and $979,350, respectively, of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,406 and $14,449, respectively, for the three months ended March 31, 2022 and 2021, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the deferred asset management fees will cease to accrue. For the avoidance of doubt, all accrued and unpaid principal and interest amounts in connection with the asset management fee at the Fifth Anniversary will remain outstanding.

For the three months ended March 31, 2022 and 2021, the Company incurred $175,147 and $143,614, respectively, in asset management fees that are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $5,158 and $18,014 for the three months ended March 31, 2022 and 2021, respectively, and are included in interest expense on the condensed consolidated statements of operations. At March 31, 2022 and 2021, asset management fees and interest payable of $356,426 and $1,238,959, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three months ended March 31, 2022 and 2021.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of March 31, 2022 and 2021 were paid directly by the Company and there have been no reimbursements to PHA.

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

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of March 31, 2022, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,753,197, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and through cash payments to PHA of $3,312,833.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recorded O&O Costs as charges against additional paid in capital on the consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules established by FINRA and the Company’s charter. The Company recognized O&O Costs of $0 and $355,645 for the three months ended March 31, 2022 and 2021, respectively.

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

The terms of the in-place management agreements expire March 28, 2023, March 28, 2023, August 14, 2023, February 26, 2025 and June 3, 2031 for the Staybridge Suites St. Petersburg, the Springhill Suites Wilmington, the Hotel Indigo Traverse City, the Hilton Garden Inn Providence and the Cherry Tree Inn, respectively.

Aggregate property management fees incurred were $146,874 and $87,425 for the three months ended March 31, 2022 and 2021, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of March 31, 2022, $80,991 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $85,171 and $61,488 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, $55,311 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended March 31, 2022 and 2021, the Company paid $0 and $90,335, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. As of March 31, 2022, the Company had a balance of $3,749 due from TPG Risk Services, LLC, which is included in the due from related parties on the condensed consolidated balance sheet.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $292,862 and $12,685 during the three months ended March 31, 2022 and 2021, respectively, for capital expenditure costs incurred at the hotel properties. As of March 31, 2022 and 2021, $198,165 and $28,512, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at March 31, 2022, was $275,000 and $23,050 in receivables from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Cherry Tree Inn and the Hilton Garden Inn Providence, respectively.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three months ended March 31, 2022 and 2021.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 2.025% and 1.660% for the three months ended March 31, 2022 and 2021, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. Interest expense was $470 and $386 for the three months ended March 31, 2022 and 2021, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of the termination of the offering, under the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of March 31, 2022, the Company had issued 71,031 K Shares, 42,204 K-I Shares and 4,682 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $654,174, $389,154 and $42,923, respectively. As of March 31, 2022, the Company had issued 1,250 restricted K Shares to each of the Company’s three independent directors for a total of 3,750 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of March 31, 2022, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of March 31, 2022. As of March 31, 2022, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(excluding volume discounts). PHA’s obligation can be fulfilled by its affiliates, including the Sponsor or entities affiliated with the Sponsor.

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager, through the termination of the Public Offering, a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of March 31, 2022, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of March 31, 2022, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of March 31, 2022, the Company recognized $12,204 of stockholder servicing fees in connection with the Public Offering.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s annual meetings of stockholders on July 11, 2019, November 17, 2020 and November 10, 2021, respectively.

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

The Company's board of directors approved outstanding repurchase requests received during the three months ended December 31, 2021, and, on January 10, 2022, the Company repurchased 7,500 K Shares for $68,950, or $9.19 per K Share, and 1,613 K-I Shares for $15,758, or $9.77 per K-I Share. The Company’s board of directors approved outstanding repurchase requests received during the three months ended March 31, 2022, and on April 12, 2022, the Company repurchased 37,500 K Shares for $369,375, or $9.85 per K Share.

Distributions

During the three months ended March 31, 2022, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Units	Total
2/16/2022	12/31/2021	2/11/2022	2/14/22	$0.001917808	$694,066	$230,522	$10,927	$22,606	$958,121
									$—
					$694,066	$230,522	$10,927	$22,606	$958,121

No distributions were authorized or paid during the three months ended March 31, 2021.

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2022, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since December 31, 2021 was $681,305, or $0.001917808 per K Share per day, $227,504, or $0.001917808 per K-I Share per day, and $10,899, or $0.001917808 per K-T Share per day, respectively.

Note 8 - Income Taxes

The Company recognized consolidated income tax expense of $946 and $0 for the three months ended March 31, 2022 and 2021, respectively. These amounts relate to the operations of the Company’s TRSs.

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

The following discussions and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements, the notes thereto, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2022 (“Annual Report”).

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of March 31, 2022, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Subscription proceeds from Class K common stock (“K Shares”), Class K-I common stock (“K-I Shares”) and Class K-T common stock (“K-T Shares”) in our Private Offering and our Public Offering, which terminated in August 2021, as discussed below, have been applied to investments in hotel properties or real estate-related investments relating to hotel properties.

We intend to make reserve allocations as necessary to aid our objective of preserving capital for investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available or, if available, that the terms will be acceptable to us.

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

Since the commencement of the Public Offering and through March 31, 2021, we received approximately $39,891,338 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $654,174 of K Shares, $389,154 of K-I Shares and $42,923 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 27, 2020, through a separate private placement and as partial consideration for the Company's acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership ("Class K OP Units") at $10.00 per Class K OP Unit.

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. In the three months ended March 31, 2022 and 2021, the Company’s Sponsor requested reimbursement for $45,966 and $42,004, respectively, of such administrative service expenses. $31,951 of this amount is included in due to related parties on the condensed consolidated balance sheet as of March 31, 2022.

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

We incurred operating expenses of approximately $1,767,210 and incurred an Excess Amount of approximately $332,731 during the twelve months ended March 31, 2022. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for the twelve months ended March 31, 2022 was justified as unusual and non-recurring due to the continued impact of the COVID-19 pandemic on the Company’s business and assets.

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

Recent Developments

COVID-19 Impact

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic was significant. We experienced an initial decline in hotel revenue that began in our first fiscal quarter of 2020. However, with the continuing spread of the COVID-19 pandemic and the unprecedented governmental measures implemented in response, the impact of the COVID-19 pandemic accelerated rapidly, and we experienced a much greater effect on occupancy and hotel revenue per room (“RevPAR”) throughout our hotel portfolio. We experienced reservation cancellations as well as a reduction in new reservations relative to prior expectations. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of group bookings. Thus far, responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that have restricted travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business closures and other similar measures. As a result of COVID-19, the New Hanover County North Carolina Board of Commissioners instituted a State of Emergency effective March 28, 2020. Accordingly, as a result of this declaration, the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) was instructed to close effective March 30, 2020 and remained closed until May 1, 2020. All five of our hotel properties were open and operational as of the date of this filing.

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

As of March 31, 2022, the Company applied for and received formal written approval of forgiveness applications from the SBA for loans in the amount of $2,039,984. The Company has submitted an application for full forgiveness of the one remaining outstanding loan.

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

Market Outlook

The impact of the COVID-19 pandemic on the global and U.S. economy and the travel industry in particular has been unprecedented, causing a severe impact to our operations beginning in the first quarter of 2020 and continuing through 2021. The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an annual rate of approximately 5.7% during 2021, according to the U.S. Department of Commerce, in contrast to a decrease of approximately 3.5% during 2020. The increase in GDP during the year ended December 31, 2021 reflected increases in all major subcomponents, led by personal consumption expenditures (“PCE”), nonresidential fixed investment, exports, residential fixed investment and private inventory investment. During the fourth quarter of 2021, GDP increased at an annual rate of 6.9%, representing an increase from the annual rate of 2.3% in the third quarter of 2021. The increase during the fourth quarter of 2021 reflected increases in private inventory investment, exports, PCE and nonresidential fixed investment that were partially offset by decreases in federal, state and local government spending. During the first quarter of 2022, GDP declined 1.4%. This decline is mostly a result of inventories, international trade and lower government spending. Consumer spending and continued business investment suggest that the recovery remains resilient.

In addition, the unemployment rate fell to 3.6% in March 2022, from 3.9% in December 2021 and 4.8% in September 2021 and 5.9% in June 2021. The unemployment rate has declined considerably from the April 2020 high of 14.7% but remains slightly above the pre-pandemic rate of 3.5% rate in February 2020.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at March 31, 2022.

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

For information on distributions paid during the three months ended March 31, 2022, refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
Distributions paid in cash	$760,716		$—
Distributions reinvested	197,405		—
Total distributions	$958,121		$—
Source of distributions:
Cash flows provided by operations	$760,716	79%	$—	—%
Offering proceeds from issuance of common stock pursuant to the DRIP	197,405	21%	—	—%
Total sources	$958,121	100%	$—	—%

Although the tax composition of such distributions may be a return of capital, distributions for the three months ended June 30, 2020 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect all four quarters of 2020 and 2021, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2022 and 2021. The ability to compare one period to another is significantly affected by the inclusion of operations of the Cherry Tree Inn starting on June 3, 2021 and the effect of COVID-19. Therefore, our results of operations for the three months ended March 31, 2022 are not directly comparable to those for the three months ended March 31 2021.

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

The extent and duration of the effects of COVID-19 are not yet clear. These uncertainties make it difficult to predict operating results for our hotels for the remainder of 2022. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earning at our hotels. For more information, see Part I, Item 1A. “Risk Factors” included in our Annual Report.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $4,472,431 for the three months ended March 31, 2022 from $2,663,075 for the three months ended March 31, 2021. The net increase of $1,809,356 was largely due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry in the first three months of 2022 compared to the first three months of 2021. Incremental room revenues from the Cherry Tree Inn for the three months ended March 31, 2022 were $387,003. Excluding this impact of the Cherry Tree Inn, revenue increased $1,422,353, or 53%, from the same period in 2021.

The following presents the hotel operating results for the three months ended March 31, 2022 for the full portfolio:

	Total Portfolio
	January	February	March
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	46.77%	60.88%	63.38%
ADR	$136.86	$154.11	$156.70
RevPAR	$64.49	$95.87	$102.17

The following presents the hotel operating results for the three months ended March 31, 2021 for the full portfolio.

	Total Portfolio
	January	February	March
Number of hotels	4	4	4
Number of rooms	483	483	483

Average Occupancy Percentage	38.18%	54.98%	65.82%
ADR	$111.39	$116.34	$117.07
RevPAR	$42.47	$65.61	$78.61

A comparison of hotel rooms revenues for the hotels owned continuously for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Increase	Increase
	2021	2021	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$795,091	$533,898	$261,193	48.92%
Staybridge Suites St. Petersburg	1,675,402	1,086,706	588,696	54.17%
Hotel Indigo Traverse City	815,913	572,070	243,843	42.62%
Hilton Garden Inn, Providence	799,022	470,401	328,621	69.86%
	$4,085,428	$2,663,075	$1,422,353

The increase in rooms revenues of $261,193, or 48.92%, at the Springhill Suites Wilmington is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Springhill Suites Wilmington increased from 52.25% for the three months ended March 31, 2021 to 62.69% for the three months ended March 31, 2022. The ADR at the Springhill Suites Wilmington increased from $94.61for the three months ended March 31, 2021 to $117.44 for the three months ended March 31, 2022, an increase of 24.13%.

The increase in rooms revenues of $588,696, or 54.17%, at the Staybridge Suites St. Petersburg is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg increased from 77.01% for the three months ended March 31, 2021 to 80.41% for the three months ended March 31, 2022. The ADR at the Staybridge Suites St. Petersburg increased from $131.75 for the three months ended March 31, 2021 to $194.54 for the three months ended March 31, 2022, an increase of 47.66%.

The increase in rooms revenues of $243,843, or 42.62%, at the Hotel Indigo Traverse City is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Hotel Indigo Traverse City increased from 46.79% for the three months ended March 31, 2021 to 58.67% for the three months ended March 31, 2022. The ADR at the Hotel Indigo Traverse City increased from $126.96 for the three months ended March 31, 2021 to $144.41 for the three months ended March 31, 2022, an increase of 13.7%.

The increase in rooms revenues of $328,621, or 69.86%, at the Hilton Garden Inn Providence is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 35.64% for the three months ended March 31, 2021 to 40.08% for the three months ended March 31, 2022. The ADR at the Hilton Garden Inn Providence increased from $107.03 for the three months ended March 31, 2021 to $161.68 for the three months ended March 31, 2022, an increase of 51.06%.

Food and beverage revenues

Food and beverage revenues increased to $283,543 for the three months ended March 31, 2022 from $147,203 for the three months ended March 31, 2021. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $136,340 increase from the prior year period is due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. The increase is also due to the incremental food and beverage revenues of the Cherry Tree Inn of $2,222.

Other operating revenues

Other operating revenues increased to $349,599 for the three months ended March 31, 2022 from $101,831 for the three months ended March 31, 2021. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $247,768 increase from the prior year period is primarily due to the receipt of a $215,660 Business Recovery Grant from the state of North Carolina by the Springhill Suites Wilmington and the lessening negative effect of COVD-19 on the hospitality industry. The increase is also due to the incremental other operating revenues of the Cherry Tree Inn of $11,245, consisting primarily of gift shop revenue.

Rooms expenses

Rooms expenses increased to $1,053,412 for the three months ended March 31, 2022 from $615,112 for the three months ended March 31, 2021. The $438,300 net increase in rooms expenses is primarily due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. The increase is also due to the incremental expense of the Cherry Tree Inn of $155,557. Rooms expenses are primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,053,412 and $615,112 represent 23.6% and 23.1% of rooms revenues for the three-month period ended March 31, 2022 and 2021, respectively. The increase in this percentage is due to hotels returning to a more stabilized level of service.

Food and beverage expenses

Food and beverage expenses were $274,050 and $126,574 for the three months ended March 31, 2022 and 2021, respectively. The $147,476 increase in food and beverage expenses is primarily due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses of $274,050 and $126,574 represent 96.7% and 86.0% of food and beverage revenues for the three-month period ended March 31, 2022 and 2021, respectively. The increase in percentage is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $2,133,041 and $1,497,805, for the three months ended March 31, 2022 and 2021, respectively. The $653,236 increase in other property expenses is primarily driven by the lessening negative impact of the COVID-19 pandemic on the hospitality industry, which caused us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures throughout 2020 and 2021. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The increase is also due to the incremental other property expenses of the Cherry Tree Inn of $236,539, which represents 36.21% of the quarter over quarter increase.

Property management fees to affiliates

Property management fees to affiliates were $146,874 and $87,425 for the three months ended March 31, 2022 and 2021, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The increase due to the incremental property management fees attributable to the Cherry Tree Inn was $11,946.

Corporate general and administrative

Corporate general and administrative expenses were $318,563 and $278,234 for the three months ended March 31, 2022 and 2021, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $221,113 and $185,618 for the three months ended March 31, 2022 and 2021, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $173,147 for the three months ended March 31, 2022 from $143,614 for the three months ended March 31, 2021, largely due to the 2021 acquisition of the Cherry Tree Inn. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $45,966 and $42,004 in the three months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $917,940 and $776,396 for the three months ended March 31, 2022 and 2021, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $141,544 increase in depreciation and amortization expense is primarily the result of the July 30, 2021 acquisition of the Cherry Tree Inn.

Interest expense, net

Interest expense, net, was $630,592 and $631,487 for the three months ended March 31, 2022 and 2021, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended March 31, 2022, we incurred $23,830 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,018 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $7,657 and $21,730 for three months ended March 31, 2022 and 2021, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate cap/swap

Unrealized gain on our interest rate cap was $45,183 for the three months ended March 31, 2022 and related to the TCI note interest rate cap which expires on August 15, 2023. Unrealized gain on our interest rate swap was $100,453 for the three months ended March 31, 2021 and related to changes in interest rates and time related to maturity of the TCI note swap which expired on August 15, 2021.

Income tax expense

We had an income tax expense of $946 and $0 for the three months ended March 31, 2022 and 2021, respectively, related to taxable income at the TRSs.

Net loss

For the three months ended March 31, 2022, we had a net loss of $8,775 compared to a net loss of $1,186,089 for the three months ended March 31, 2021. The decrease in net loss of $1,177,314 is the result of the revenue and expense changes discussed above.

Net income or loss attributable to noncontrolling interests

Net income relating to noncontrolling interests was $307,683 for the three months ended March 31, 2022 compared to a net loss relating to noncontrolling interests of $75,416 for the three months ended March 31, 2021. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

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

To address the significant strain on the hotels’ cash flows and the uncertainty, at the onset of the COVID-19 pandemic, we implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments, and we have utilized provisions from the CARES Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we received $1,018,917 in first round PPP loans related to four hotel properties. As of March 31, 2022, we received $1,426,672 of second round PPP loans. As of March 31, 2022, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $2,039,984. For more information, refer to Note 5 – “Other Debt” to our unaudited interim condensed consolidated financial statements.

While efforts to reduce operating costs have been made, we cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel or potentially cause state and local governments to reinstate travel restrictions. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19. The market and economic challenges associated with COVID-19 could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

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

In addition, the board of directors will reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions until more information regarding the effect of the virus and its duration is available. We paid quarterly distributions with respect to the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Our sources of funds are primarily funds equal to amounts reinvested in the DRIP, operating cash flows and borrowings. Our principal demands for funds will be for improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to and repurchases from our stockholders. Should we acquire additional assets, we intend to use cash and mortgage or other debt. PHA and its affiliates have agreed to purchase A Shares in a private placement in order to provide us with funds sufficient to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

We believe that cash and restricted cash on hand, cash from operations after implementing cost reduction procedures and borrowings from other sources, including advances from PHA and our Sponsor, if necessary, will be sufficient to fund our operating and administrative expenses and continuing debt service obligations over the next twelve months.

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. Such proceeds were also used to pay general and administrative expenses for the three months ended March 31, 2022. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the three months ended March 31, 2022 and 2021.

Cash Flows Provided by (Used in) Operating Activities

As of March 31, 2022, we owned an interest in five hotel properties. We owned an interest in four hotel properties from January 1, 2020 through July 30, 2021. During the three months ended March 31, 2022, net cash provided by operating activities was $1,288,785 compared to the net cash provided by operating activities of $133,534 for the three months ended March 31, 2021. Our operating cash flows during the three months ended March 31, 2022 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, and by adjustments for receivables, other assets, gain on loan extinguishment, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the three months ended March 31, 2021 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flow Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2022, net cash used in investing activities was $889,295 and was the result of capital improvements at our hotel properties. During the three months ended March 31, 2021, cash used in investing activities was $139,782 and was the result of capital improvements at our hotel properties

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $702,128. We paid stockholder servicing fees totaling $1,429. We received $373,010 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”) and the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) totaling $105,786. We paid cash distributions of $760,715 to stockholders with proceeds from operations. Cash flow from financing activities for the three months ended March 31, 2022, also includes $122,500 of distributions to noncontrolling interests. Additionally, we repurchased $84,708 of outstanding shares of common stock. During the three months ended March 31, 2021, net cash provided by financing activities was $2,764,767. We received proceeds of $2,370,967 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $104,773 and payments to PHA for O&O Costs totaling $281,787, for the three months ended March 31, 2021. We received $889,672 of cash relating to the second round of PPP loans. We made principal payments on the Wilmington Note and the St. Petersburg Note totaling $101,392. Additionally, we repurchased $7,920 of outstanding common stock.

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

The note secured by the Hotel Indigo Traverse City (“TCI Note”) provided for interest only monthly payments until maturity. However, on April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments did not accrue interest but were deemed principal to be due and payable in full on or before June 30, 2021. The Deferred Payments have been paid in full as of March 31, 2022. Regularly scheduled interest payments recommenced on July 1, 2020.

As of March 31, 2022, the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

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

In regards to the HGI Note, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants were waived until the year ended December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants were waived until the year ended December 31, 2021. As of March 31, 2022, the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with its covenant requirements and all required payments have been made as agreed.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg has failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests resumed as of March 31, 2022. As of March 31, 2022, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with its covenant requirements and all required payments have been made as agreed.

Starting with December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents. In March 2021, we received a written waiver of all debt service coverage testing through June 30, 2021, from the lender. As of March 31, 2022, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with its covenant requirements and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of March 31, 2022 are as follows:

	2022	2022-2023	2024-2025	Thereafter	Total
Outstanding debt obligations	$15,401,699	$24,031,620	$24,855,981	$—	$64,289,300
Interest payments on outstanding debt obligations	1,757,125	3,593,380	598,221	—	5,948,726
Total	$17,158,824	$27,625,000	$25,454,202	$—	$70,238,026

Contractual obligations presented above exclude the impact of our outstanding PPP loan, which we expect to be fully forgiven.

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

Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We used the proceeds from our offerings to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (“IPA”), an industry trade group, has standardized a measure known as modified FFO (“MFFO”), which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Reconciliation of net loss to MFFO:
Net loss	$(8,775)	$(1,186,089)
Depreciation and amortization	917,940	776,396
FFO	909,165	(409,693)
Less noncontrolling interest:
Net (income) loss attributable to noncontrolling interests	(307,693)	75,416
Depreciation and amortization attributable to noncontrolling interest	(171,487)	(170,484)
FFO attributable to common stockholders	429,985	(504,761)
Amortization of deferred financing costs and debt discounts and premiums as interest	(9,188)	(2,472)
Gain on loan extinguishment	(537,000)	—
Gain on interest rate cap/swap	(45,183)	(100,453)
MFFO attributable to common stockholders	$(161,386)	$(607,686)

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2022, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through March 31, 2022, pursuant to the DRIP, we issued 71,031 K Shares to investors at a weighted average of $9.21 per K Share for gross proceeds of $654,173, 42,204 K-I Shares at a weighted average of $9.22 per K-I Share for gross proceeds of $389,154, and 4,682 K-T Shares at a weighted average of $9.17 per K-T Share for gross proceeds of $42,923, for total gross DRIP proceeds of $1,086,251. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From commencement of the Public Offering through the termination of the offering, we had incurred $2,998,670 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through March 31, 2022, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through March 31, 2022, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$2,998,670	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,254,154

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of March 31, 2022, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $49,710,620.

Subsequent to March 31, 2022 and through May 13, 2022, pursuant to the DRIP Offering, we sold approximately 12,261 K Shares at a weighted average price of $9.36 per share for gross proceeds of $114,767, approximately 8,053 K-I Shares at a weighted average price of $9.36 per share for gross proceeds of $75,377 and approximately 762 K-T Shares at a weighted average price of $9.36 per share for gross proceeds of $7,136, for total gross proceeds of $197,281 in the DRIP Offering.

We have used the net proceeds from our Offerings to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of March 31, 2022, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings. A portion of the net proceeds from our Offerings was also used to fund capital expenditures at the hotel properties and operating expenses.

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

During the three months ended March 31, 2022, we fulfilled repurchase requests and repurchased K-Shares pursuant to our share repurchase program as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
January 2022	—	9,113	$9.30	(2)
February 2022	30,000	—	$—	(2)
March 2022	7,500	—	$—	(2)
	37,500	9,113

(1)	We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in January 2022 related to repurchase requests received during the prior quarter. As of March 31, 2022, there were three outstanding and unfulfilled repurchase requests for 37,500 K Shares.
(2)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap).

Our board of directors approved three outstanding repurchase requests received during the three months ended December 31, 2021, and, on January 11, 2022, we repurchased 7,500 K Shares for $68,950, or $9.19 per K Share, and 1,613 K-I Shares for $15,758, or $9.77 per K-I Share. Our board of directors approved three outstanding repurchase requests that were received during the three months ended March 31, 2022, and, on April 12, 2022, we repurchased 37,500 K Shares for $369,375, or $9.85 per K Share.

Our board of directors approved one outstanding repurchase request received during the three months ended December 31, 2020, and, on February 8, 2021, we repurchased 1,000 K Shares for $7,920, or $7.92 per K Share. Our board of directors approved two outstanding repurchase requests that were received during the three months ended March 31, 2021, and, on May 7, 2021, we repurchased 34,700 K Shares for $289,421, or $8.34 per K Share.

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

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56272), on June 9, 2021, and incorporated by reference herein).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

PROCACCIANTI HOTEL REIT, INC.

Date: May 13, 2022	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)