Form 10-Q
period 2022-06-30
PROCACCIANTI HOTEL REIT, INC.
filed 2022-08-12
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 3,906,119 shares of the Registrant’s Class K common stock issued and outstanding, 1,337,250 shares of the Registrant’s Class K-I common stock issued and outstanding, 59,944 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Property and equipment, net	$102,236,042	$102,236,979
Cash	6,819,130	6,850,026
Restricted cash	3,623,673	2,988,376
Accounts receivable, net	773,008	453,979
Due from related parties	1,135,912	153,113
Prepaid expenses and other assets, net	1,250,853	978,905
Total Assets	$115,838,618	$113,661,378
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,852,899	$64,141,964
Other debt	—	942,605
Accounts payable, accrued expenses and other, net	3,896,822	2,700,281
Due to related parties	2,710,896	1,885,559
Total Liabilities	71,460,617	69,670,409
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,269,139	1,226,417
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,927,747 and 3,947,642 shares issued and outstanding, respectively	39,277	39,477
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,329,967 and 1,315,534 shares issued and outstanding, respectively	13,300	13,155
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 63,961 and 62,946 shares issued and outstanding, respectively	640	629
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,867,990	47,930,212
Cumulative loss	(1,492,435)	(3,500,228)
Cumulative distributions	(9,328,639)	(7,428,718)
Total Stockholders’ Equity	37,107,197	37,061,591
Noncontrolling interest	6,001,665	5,702,961
Total Equity	43,108,862	42,764,552
Total Liabilities and Stockholders’ Equity	$115,838,618	$113,661,378

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rooms	$6,792,295	$5,589,194	$11,264,726	$8,252,269
Food and beverage	713,750	513,997	997,293	661,200
Other operating	807,415	171,210	1,157,014	273,041
Total revenues	8,313,460	6,274,401	13,419,033	9,186,510
Expenses
Rooms	452,747	1,154,082	1,506,159	1,769,194
Food and beverage	461,833	317,783	735,883	444,357
Other property expenses	2,508,599	1,953,749	4,641,640	3,451,554
Property management fees to affiliates	230,846	188,317	377,720	275,742
Corporate general and administrative	384,938	347,067	703,501	625,301
Other fees to affiliates	218,701	196,023	439,814	381,641
Depreciation and amortization	943,770	783,245	1,861,710	1,559,641
Total expenses	5,201,434	4,940,266	10,266,427	8,507,430
Operating income	3,112,026	1,334,135	3,152,606	679,080
Gain on loan extinguishment	405,605	635,317	942,605	635,317
Interest expense, net	(679,784)	(673,090)	(1,310,376)	(1,304,577)
Gain on interest rate cap/swap	39,926	102,798	85,109	203,251
Net income before income taxes	2,877,773	1,399,160	2,869,944	213,071
Income tax expense	(42,029)	(1,350)	(42,975)	(1,350)
Net income	2,835,744	1,397,810	2,826,969	211,721
Net income attributable to noncontrolling interest	511,493	345,736	819,176	270,320
Net income (loss) attributable to common stockholders	$2,324,251	$1,052,074	$2,007,793	$(58,599)
Net income (loss) attributable to Class K common stockholders – basic and diluted	$1,529,475	$730,429	$1,339,424	$(10,598)
Net income per Class K common share – basic and diluted	$0.39	$0.19	$0.34	$0.00
Weighted average number of Class K common shares outstanding – basic and diluted	3,927,565	3,761,959	3,937,320	3,701,519
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$516,703	$196,335	$449,877	$(2,544)
Net income per Class K-I common share – basic and diluted	$0.39	$0.19	$0.34	$0.00
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,326,870	1,011,194	1,322,463	888,479
Net income (loss) attributable to Class K-T common stockholders – basic and diluted	$24,795	$9,967	$21,570	$(142)
Net income per Class K-T common share – basic and diluted	$0.39	$0.19	$0.34	$0.00
Weighted average number of Class K-T common shares outstanding – basic and diluted	63,669	51,338	63,407	49,563
Net income (loss) attributable to Class A common stockholders – basic and diluted	$226,415	$112,888	$197,789	$(1,567)
Net income per Class A common share – basic and diluted	$0.39	$0.19	$0.34	$0.00
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410	581,410	576,791
Net income (loss) attributable to Class B common stockholders – basic and diluted	$26,863	$2,455	$(867)	$(43,748)
Net income (loss) per Class B common share – basic and diluted	$0.21	$0.02	$(0.01)	$(0.35)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2021	3,947,642	$39,477	1,315,534	$13,155	62,946	$629	581,410	$5,814	125,000	$1,250	$47,930,212	$(3,500,228)	$(7,428,718)	$37,061,591	$5,702,961	$42,764,552
Conversion of common stock	500	5	—	—	(500)	(5)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	12,344	123	7,993	80	753	8	—	—	—	—	197,195	—	—	197,406	—	197,406
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,429)	—	—	(1,429)	—	(1,429)
Repurchase of common stock	(7,500)	(75)	(1,613)	(16)	—	—	—	—	—	—	(84,617)	—	—	(84,708)	—	(84,708)
Net (Loss) Income	—	—	—	—	—	—	—	—	—	—	—	(316,458)	—	(316,458)	314,391	(2,067)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,121)	(958,121)	(122,500)	(1,080,621)
BALANCE, March 31, 2022	3,952,986	39,530	1,321,914	13,219	63,199	632	581,410	5,814	125,000	1,250	48,041,361	(3,816,686)	(8,386,839)	35,898,281	5,894,852	41,793,133
Issuance of common stock pursuant to distribution reinvestment plan	12,261	122	8,053	81	762	8	—	—	—	—	197,069	—	—	197,280	—	197,280
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,440)	—	—	(1,440)	—	(1,440)
Repurchase of common stock	(37,500)	(375)									(369,000)			(369,375)		(369,375)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,324,251	—	2,324,251	462,063	2,786,314
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(941,800)	(941,800)	(355,250)	(1,297,050)
BALANCE, June 30, 2022	3,927,747	$39,277	1,329,967	$13,300	63,961	$640	581,410	$5,814	125,000	$1,250	$47,867,990	$(1,492,435)	$(9,328,639)	$37,107,197	$6,001,665	$43,108,862

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2020	3,608,062	$36,081	666,728	$6,668	47,769	$478	537,410	$5,374	125,000	$1,250	$40,343,076	$(6,092,421)	$(3,528,321)	$30,772,185	$5,888,390	$36,660,575
Issuance of common stock	80,181	801	156,830	1,568	—	—	44,000	440	—	—	2,368,158	—	—	2,370,967	—	2,370,967
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(104,773)	—	—	(104,773)	—	(104,773)
Repurchase of common stock	(1,000)	(10)	—	—	—	—	—	—	—	—	(7,910)	—	—	(7,920)	—	(7,920)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(250,872)	—	—	(250,872)	—	(250,872)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(1,110,673)	—	(1,110,673)	(47,782)	(1,158,455)
BALANCE March 31, 2021	3,687,243	36,872	823,558	8,236	47,769	478	581,410	5,814	125,000	1,250	42,347,679	$(7,203,094)	$(3,528,321)	$31,668,914	$5,840,608	$37,509,522
Issuance of common stock	210,150	2,101	302,562	3,025	9,930	99	—	—	—	—	4,315,087	—	—	4,320,312	—	4,320,312
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(254,489)	—	—	(254,489)	—	(254,489)
Repurchase of common stock	(34,700)	(347)									(289,074)			(289,421)		(289,421)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(393,558)	—	—	(393,558)	—	(393,558)
Net Income	—	—	—	—	—	—	—	—	—	—	—	1,052,074	—	1,052,074	321,364	1,373,438
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(591,430)	(591,430)
BALANCE June 30, 2021	3,862,693	$38,626	1,126,120	$11,261	57,699	$577	581,410	$5,814	125,000	$1,250	$45,725,645	$(6,151,020)	$(3,528,321)	$36,103,832	$5,570,542	$41,674,374

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,826,969	$211,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,861,710	1,559,641
Amortization of deferred financing costs and debt discount as interest	(18,437)	(4,942)
Amortization of key money loans	(26,750)	(30,029)
Gain on loan extinguishment	(942,605)	(635,317)
Gain on interest rate cap/swap	(85,109)	(203,251)
Changes in operating assets and liabilities:
Accounts receivable	(319,029)	(229,060)
Due from related parties	(982,799)	(99,732)
Prepaid expenses and other assets	(279,686)	(1,639,179)
Accounts payable, accrued expenses and other	1,308,400	1,723,825
Due to related parties	825,337	831,938
Net cash provided by operating activities	4,168,001	1,485,615
Cash Flows from Investing Activities:
Loan receivable funding	—	(7,689,594)
Capital improvements	(1,853,035)	(307,799)
Net cash used in investing activities	(1,853,035)	(7,997,393)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	6,691,279
Payment of commissions and dealer manager fees and stockholder servicing fees	(2,869)	(359,262)
Payment of other offering costs to affiliates	—	(522,659)
Proceeds from mortgage note	939,181	—
Proceeds from other debt	—	1,426,672
Payments of mortgage notes principal	(209,809)	(200,922)
Distributions to stockholders	(1,505,235)	—
Distributions to noncontrolling interest	(477,750)	(591,430)
Repurchase of common stock	(454,083)	(297,341)
Net cash (used in) provided by financing activities	(1,710,565)	6,146,337
Increase (decrease) in cash and cash equivalents and restricted cash	604,401	(365,441)
Cash and cash equivalents and restricted cash, beginning of period	9,838,402	10,269,947
Cash and cash equivalents and restricted cash, end of period	$10,442,803	$9,904,506

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amount shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2022	2021
Cash	$6,819,130	$6,324,665
Restricted cash	3,623,673	3,579,841
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$10,442,803	$9,904,506

The Company paid the following amounts for interest and income taxes:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$1,269,542	$1,191,667
Cash paid for income taxes	$1,280	$1,750

Supplemental Disclosure of Noncash Transactions

	Six Months Ended June 30,
	2022	2021
Common stock issued pursuant to distribution reinvestment plan	$394,686	$—

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

As of June 30, 2022, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through June 30, 2022 we received approximately $40,088,619 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $768,941 of K Shares, $464,531 of K-I Shares and $50,059 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

Since the beginning of March 2020, the Company has experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company continues to experience an improvement in traveler sentiment. However, while the development and distribution of vaccines have helped contribute to improved conditions throughout 2021 and the first half of 2022, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement in its operations through the first half of 2022 and expects continued improvement through the rest of the year, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, stay-at-home orders, quarantines, travel bans, border closings, business closures, deterioration of consumer sentiment or significant inflationary pressures. Accordingly, the Company expects that COVID-19 and the associated response could continue to negatively affect the Company’s results of operations, financial position and cash flow for a period of time.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At June 30, 2022, the assets of our VIEs were $66,297,937, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs’ obligations. The liabilities of our VIEs were $43,475,150 at June 30, 2022 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of June 30, 2022, the estimated fair value of the mortgage notes payable was $62,405,451 compared to the carrying value of $65,047,289. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue represents primarily room rentals, food and beverage sales, and other fees. The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenue and expenses. Included in other operating revenues for the three and six months ended June 30, 2022, is $631,168 and $846,828, respectively, of business recovery grants awarded to the Springhill Suites Wilmington, Hotel Indigo Traverse City and the Hilton Garden Inn Providence hotels.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by its debt agreements. At June 30, 2022 and 2021, reserves for property taxes were $843,270 and $939,587, respectively, reserves for capital improvements were $2,655,624 and $2,407,494, respectively and reserves for insurance were $23,795 and $0, respectively. The Company also included $100,984 and $189,590 of guest advance deposits as restricted cash at June 30, 2022 and 2021, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At June 30, 2022, the Company had no material uncertain tax positions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of June 30, 2022, 3,750

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

restricted K Shares held by the Company's independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated earnings per share for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$2,324,251	$1,052,074	$2,007,793	$(58,599)
Less: Class K Common Stock dividends declared and accumulated	685,431	656,539	1,366,725	1,284,883
Less: Class K-I Common Stock dividends declared and accumulated	231,555	176,474	459,047	308,412
Less: Class K-T Common Stock dividends declared and accumulated	11,112	8,960	22,010	17,205
Less: Class A Common Stock dividends declared and accumulated	101,468	101,468	201,821	200,302
Undistributed net income (loss)	$1,294,685	$108,633	$(41,810)	$(1,869,401)
Class K Common Stock:
Undistributed net income (loss)	$844,044	$73,890	$(27,301)	$(1,295,481)
Class K Common Stock dividends declared and accumulated	685,431	656,539	1,366,725	1,284,883
Net income (loss)	$1,529,475	$730,429	$1,339,424	$(10,598)
Net income per common share, basic and diluted	$0.39	$0.19	$0.34	$0.00
Weighted average number of common shares outstanding, basic and diluted	3,927,565	3,761,959	3,937,320	3,701,519
Class K-I Common Stock:
Undistributed net income (loss)	$285,148	$19,861	$(9,170)	$(310,956)
Class K-I Common Stock dividends declared and accumulated	231,555	176,474	459,047	308,412
Net income (loss)	$516,703	$196,335	$449,877	$(2,544)
Net income per common share, basic and diluted	$0.39	$0.19	$0.34	$0.00
Weighted average number of common shares outstanding, basic and diluted	1,326,870	1,011,194	1,322,463	888,479
Class K-T Common Stock:
Undistributed net income (loss)	$13,683	$1,007	$(440)	$(17,347)
Class K-T Common Stock dividends declared and accumulated	11,112	8,960	22,010	17,205
Net income (loss)	$24,795	$9,967	$21,570	$(142)
Net income per common share, basic and diluted	$0.39	$0.19	$0.34	$0.00
Weighted average number of common shares outstanding, basic and diluted	63,669	51,338	63,407	49,563
Class A Common Stock:
Undistributed net income (loss)	$124,947	$11,420	$(4,032)	$(201,869)
Class A Common Stock dividends declared and accumulated	101,468	101,468	201,821	200,302
Net income (loss)	$226,415	$112,888	$197,789	$(1,567)
Net income per common share, basic and diluted	$0.39	$0.19	$0.34	$0.00
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410	581,410	576,791
Class B Common Stock:
Undistributed net income (loss)	$26,863	$2,455	$(867)	$(43,748)
Net income (loss) per common share, basic and diluted	$0.21	$0.02	$(0.01)	$(0.35)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2022:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,893,757
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,889,609
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,939,181
1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Land	$14,450,538	$14,450,538
Building and improvements	88,852,947	88,767,739
Furniture, fixtures, and equipment	10,664,559	8,896,732
Total cost	113,968,044	112,115,009
Accumulated depreciation	(11,732,002)	(9,878,030)
Property and equipment, net	$102,236,042	$102,236,979

Depreciation expense for the three months ended June 30, 2022 and 2021 was $939,901 and $779,374, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $1,853,972 and $1,551,903, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at June 30, 2022, is a $12,889,609 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,893,757 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $8,939,181 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, requires monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of June 30, 2022.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests resumed on January 1, 2022, and as of June 30, 2022, the Staybridge Suites St. Petersburg is in compliance.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, requires monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of June 30, 2022, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at LIBOR plus a LIBOR rate margin of 2.50% at June 30, 2022. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which was initially August 15, 2021; however, it was extended for two one-year periods to August 15, 2023. The maturity date may be extended by an additional one-year period, provided no default exists. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of June 30, 2022, the Hotel Indigo Traverse City was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires monthly interest payments at a fixed rate of 4.25% through February 15, 2023 and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

On April 23, 2020, the Operating Partnership, through its subsidiary, and the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the "Hilton Garden Inn Loan Modification Agreement") with the lender, to amend the terms of the mortgage loan and loan documents on the HGI Note. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 are deferred until the date that is twelve months after the date each payment was originally due. The HGI Note resumed interest payments in October 2020. As of June 30, 2022, the deferred interest on the HGI Note has been repaid in full. As of June 30, 2022, the Hilton Garden Inn Providence was compliant with the above referenced loan arrangements.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn & Suites, including equipment. All required payments have been made as of June 30, 2022. Annual compliance testing will commence as of December 31, 2022. In addition to the $8,939,181 outstanding as of June 30, 2022, the CTI Note allows for an additional $1,060,819 in borrowings for construction advances.

Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted here and elsewhere in this Quarterly Report on Form 10-Q, a protracted negative economic impact resulting from the COVID-19 pandemic, inflation and rising interest rates may cause increased pressure on the Company's ability to satisfy its mortgage loan covenants.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Interest expense on mortgage notes payable for the three months ended June 30, 2022 and 2021 was $661,472 and $654,025, respectively. Interest expense on mortgage notes payable for the six months ended June 30, 2022 and 2021 was $1,283,855 and $1,276,363, respectively.

Also included in mortgage notes payable as of June 30, 2022 is $208,343 of net deferred financing costs and debt discounts and premiums. For the three months ended June 30, 2022 and 2021, the Company amortized $9,249 and $2,470, respectively, of net deferred financing costs and debt discounts and premiums as interest expense. For the six months ended June 30, 2022 and 2021, the Company amortized $18,437 and $4,942, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

Note 5 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program ("PPP"), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be fully or partially forgivable. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. During 2020 and 2021, the Company received PPP loans aggregating to $2,445,589, of which, $1,502,984 was forgiven during the year ended December 31, 2021. In the six months ended June 30, 2022, the Company received forgiveness for the remaining outstanding balance of its PPP loans and recognized a gain on extinguishment of $942,605 in the consolidated statement of operations.

Note 6 – Related Party Transactions

On August 2, 2018, the Company entered into the Amended and Restated Advisory Agreement with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On July 28, 2022, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA for a one-year term effective on August 2, 2022.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. In the three months ended June 30, 2022 and 2021, the Company’s Sponsor requested reimbursement for $41,727 and $52,095, respectively, of such administrative service expenses. In the six months ended June 30, 2022 and 2021, the Company’s Sponsor requested reimbursement for $87,693 and $94,099, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

There were no acquisition fees for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and 2021, there were $1,244,139 and $979,350, respectively, of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,611 and $14,690, respectively, for the three months ended June 30, 2022 and 2021 and $37,017 and $29,140 for the six months ended June 30, 2022 and 2021, respectively. These are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

For the three months ended June 30, 2022 and 2021, the Company incurred $176,974 and $143,928, respectively, in asset management fees. For the six months ended June 30, 2022 and 2021, the Company incurred $352,121 and $287,543, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $7,863 and $20,422 for the three months ended June 30, 2022 and 2021, respectively, $13,021 and $38,436 for the six months ended June 30, 2022 and 2021, respectively and are included in interest expense on the condensed consolidated statements of operations. At June 30, 2022 and 2021, asset management fees and interest payable of $541,262 and $1,484,089, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and six months ended June 30, 2022 and 2021.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of June 30, 2022 and 2021 were paid directly by the Company and there have been no reimbursements to PHA.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of June 30, 2022, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,997, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and through cash payments to PHA of $3,312,833.

The Company recorded O&O Costs as charges against additional paid in capital on the consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules established by FINRA and the Company’s charter. The Company recognized O&O Costs of $0 and $644,430 for the six months ended June 30, 2022 and 2021, respectively.

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

Aggregate property management fees incurred were $230,846 and $188,317 for the three months ended June 30, 2022 and 2021, respectively, $377,720 and $275,742 for the six months ended June 30, 2022 and 2021, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of June 30, 2022, $100,453 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $167,591 and $71,941 for the three months ended June 30, 2022 and 2021, respectively, and $252,762 and $133,429 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, $86,663 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended June 30, 2022 and 2021, the Company paid $954 and $29,196, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the six months ended June 30, 2022 and 2021, the Company paid $954 and $51,553, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. As of June 30, 2022, the Company had a balance of $31,428 due to TPG Risk Services, LLC, which is included in the due to related parties on the condensed consolidated balance sheet.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provides an employee retention tax credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers and equal to 50% of qualified wages paid per quarter through December 31, 2020 and up to $10,000 per employee and equal to 70% of qualified wages paid per quarter through September 30, 2021. An affiliate of the Company’s hotel property managers qualified for the employee retention tax credit. The Company has a $860,899 receivable balance from its affiliate for qualified amounts related to wages reimbursed by the Company pursuant to its property management agreements included in Due from related parties in the Company’s condensed consolidated balance sheet as of June 30, 2022.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $961,257 and $150,536 during the three months ended June 30, 2022 and 2021, respectively, and $1,254,119 and $163,211 during the six months ended June 30, 2022 and 2021, respectively, for capital expenditure costs incurred at the hotel properties. As of June 30, 2022 and 2021, $364,919 and $3,100, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at June 30, 2022, was $250,000 and $25,013 in receivables from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Cherry Tree Inn and the Hilton Garden Inn Providence, respectively.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three and six months ended June 30, 2022 and 2021.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 2.50% and 1.71% for the three months ended June 30, 2022 and 2021, respectively, and 2.26% and 1.68% for the six months ended June 30, 2022 and 2021, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. Interest expense was $587 and $400 for the three months ended June 30, 2022 and 2021, respectively, $1,057 and $786 for the three months ended June 30, 2022 and 2021, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of the termination of the offering, under the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of June 30, 2022, the Company had issued 83,293 K Shares, 50,258 K-I Shares and 5,444 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $768,941, $464,531 and $50,059, respectively. As of June 30, 2022, the Company had issued 1,250 restricted K Shares to each of the Company’s three independent directors for a total of 3,750 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of June 30, 2022, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

balance as of June 30, 2022. As of June 30, 2022, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

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

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager, through the termination of the Public Offering, a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of June 30, 2022, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of June 30, 2022, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of June 30, 2022, the Company recognized $13,644 of stockholder servicing fees in connection with the Public Offering.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company's board of directors approved outstanding repurchase requests received during the three months ended March 31, 2022, and, on April 12, 2022, the Company repurchased 37,500 K Shares for $369,375, or $9.85 per K Share. The Company’s board of directors approved outstanding repurchase requests received during the three months ended June 30, 2022, and on August 5, 2022, the Company repurchased 37,302 K Shares for $380,036, or $10.19 per K Share, 657 K-I Shares for $6,590, or $10.03 per K-I Share and 1,000 K-T Shares for $10,290, or $10.29 per K-T Share.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Distributions

During the six months ended June 30, 2022, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Units	Total
2/16/2022	12/31/2021	2/11/2022	2/14/22	$0.001917808	$694,066	$230,522	$10,927	$22,606	$958,121
5/6/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808	681,294	227,492	10,899		919,685
5/11/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808				22,115	$22,115
					$1,375,360	$458,014	$21,826	$44,721	$1,899,921

No distributions were authorized or paid during the three months ended June 30, 2021.

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2022, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since March 31, 2022 was $685,431, or $0.001917808 per K Share per day, $231,555, or $0.001917808 per K-I Share per day, and $11,112, or $0.001917808 per K-T Share per day, respectively.

Note 8 - Income Taxes

The Company recognized consolidated income tax expense of $42,029 and $1,350 for the three months ended June 30, 2022 and 2021, respectively. The Company recognized consolidated income tax expense of $42,975 and $1,350 for the six months ended June 30, 2022 and 2021, respectively. These amounts relate to the operations of the Company’s TRSs.

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of June 30, 2022, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through June 30, 2022, we received approximately $40,088,619 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $768,941 of K Shares, $464,531 of K-I Shares and $50,059 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 27, 2020, through a separate private placement and as partial consideration for the Company's acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership ("Class K OP Units") at $10.00 per Class K OP Unit.

We intend to establish an estimated per share net asset value (“Estimated Per Share NAV”) on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with our advisor and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last four years as of each valuation date presented below (which were the Estimated NAV Per Shares for the K Shares, K-I Shares and K-T Shares, unless otherwise indicated):

Valuation Date	Effective Date	Estimated Per Share NAV
March 31, 2022	June 27, 2022	$10.29	(1)
March 31, 2021	June 9, 2021	$9.85	(2)
March 31, 2020	June 10, 2020	$8.56	(3)
March 31, 2019	May 23, 2019	$10.00	(4)

(1)	The Estimated Per Share NAV per A Share was $13.34 and the Estimated Per Share NAV per share of Class B capital stock (“B Share”) was $1.25.
(2)	The Estimated Per Share NAV per K-I Share was $9.77, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per B Share was $0.00.
(3)	The Estimated NAV Per K-I Share was $8.55, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per B Share was $0.00.
(4)	The Estimated Per Share NAV per A Share was $3.97 and the Estimated Per Share NAV per B Share was $0.00.

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. In the three months ended June 30, 2022 and 2021, the Company’s Sponsor requested reimbursement for $41,727 and $52,095, respectively, of such administrative service expenses. In the six months ended June 30, 2022 and 2021, the Company’s Sponsor requested reimbursement for $87,693 and $94,099, respectively, of such administrative service expenses. Of these amounts, $20,996 is included in due to related parties on the condensed consolidated balance sheet as of June 30, 2022.

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

We incurred operating expenses of approximately $2,152,149 and incurred an Excess Amount of approximately $239,233 during the twelve months ended June 30, 2022. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for the twelve months ended June 30, 2022 was justified as unusual and non-recurring due to the continued impact of the COVID-19 pandemic on the Company’s business and assets.

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

Since the beginning of March 2020, the Company has experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. While efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. The full financial impact of the reduction in hotel demand caused by the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company continues to experience an improvement in traveler sentiment. However, while the development and distribution of vaccines have helped contribute to improved conditions into 2022, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement in its operations through 2021 and expects continued improvement through 2022, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, stay-at-home orders, quarantines, travel bans, border closings, business closures, deterioration of consumer sentiment or significant inflationary pressures. Accordingly, the Company expects that COVID-19 and the associated response could continue to negatively affect the Company’s results of operations, financial position and cash flow for a period of time. As a result, we have reduced our planned capital expenditures outside the normal course of our business and are working closely with our property managers to reduce our hotels’ operating expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially or fully forgivable. In May 2020, we received $1,018,917 in PPP loans relating to four hotel properties. On January 11, 2021, the SBA opened an additional round of PPP funding, and we received $1,426,672 in PPP loans in the second round relating to the same four properties. As of June 30, 2022, the Company received formal written approval of forgiveness applications from the SBA for the full amount of these PPP loans.

The CARES Act also provides an employee retention tax credit, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers and equal to 50% of qualified wages paid per quarter through December 31, 2020 and up to $10,000 per employee and equal to 70% of qualified wages paid per quarter through September 30, 2021. An affiliate of the Company’s hotel property managers qualified for the employee retention tax credit. The Company has a $860,899 receivable balance from its affiliate for qualified amounts related to wages reimbursed by the Company pursuant to its property management agreements included in Due from related parties in the Company’s condensed consolidated balance sheet as of June 30, 2022.

In 2022, the Springhill Suites Wilmington received a Business Recovery grant from the state of North Carolina in the amount of $215,660, the Hotel Indigo Traverse City received a $381,168 Growing Michigan Business grant and the Hilton Garden Inn Providence received a $250,000 grant from the Rhode Island Rebounds program. These grants were recorded as Other operating revenue in the Company’s consolidated statement of operations. As of June 30, 2022, the Hotel Indigo Traverse City had a $381,168 receivable related to the grant it was awarded included in Accounts Receivable on the Company’s consolidated balance sheet.

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

Market Outlook

The impact of the COVID-19 pandemic on the global and U.S. economy and the travel industry in particular has been unprecedented, causing a severe impact to our operations beginning in the first quarter of 2020 and continuing through 2021. The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an annual rate of approximately 5.7% during 2021, according to the U.S. Department of Commerce, in contrast to a decrease of approximately 3.5% during 2020. The increase in GDP during the year ended December 31, 2021 reflected increases in all major subcomponents, led by personal consumption expenditures (“PCE”), nonresidential fixed investment, exports, residential fixed investment and private inventory investment. During the fourth quarter of 2021, GDP increased at an annual rate of 6.9%, representing an increase from the annual rate of 2.3% in the third quarter of 2021. The increase during the fourth quarter of 2021 reflected increases in private inventory investment, exports, PCE and nonresidential fixed investment that were partially offset by decreases in federal, state and local government spending. GDP declined in the first and second quarters of 2022 by 1.45% and 0.9%, respectively. This decline is mostly a result of decreases in inventories, residential and nonresidential investment, and lower government spending. Consumer services spending remains strong

In addition, the unemployment rate fell to 3.6% in March 2022 and June 2022, from 3.9% in December 2021 and 4.8% in September 2021 and 5.9% in June 2021. The unemployment rate has declined considerably from the April 2020 high of 14.7% but remains slightly above the pre-pandemic rate of 3.5% rate in February 2020.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at June 30, 2022.

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

For information on distributions paid during the three months ended June 30, 2022, refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
Distributions paid in cash	$1,505,235		$—
Distributions reinvested	394,686		—
Total distributions	$1,899,921		$—
Source of distributions:
Cash flows provided by operations	$1,505,235	79%	$—	—%
Offering proceeds from issuance of common stock pursuant to the DRIP	394,686	21%	—	—%
Total sources	$1,899,921	100%	$—	—%

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

We paid quarterly distributions with respect to all four quarters of 2021 and the first quarter of 2022, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2022 and 2021. The ability to compare one period to another is significantly affected by the inclusion of operations of the Cherry Tree Inn starting on June 3, 2021 and the effect of COVID-19. Therefore, our results of operations for the three and six months ended June 30, 2022 are not directly comparable to those for the three and six months ended June 30, 2021.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I, Item 1A “Risk Factors” of our Annual Report and in Part II, Item 1A. “Risk Factors” of this Quarterly Report, including but not limited to the COVID-19 pandemic, as discussed below, that may be reasonably expected to have a `material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

COVID-19 Pandemic

We continue to take the ongoing COVID-19 pandemic extremely seriously and are proactively taking steps to attempt to address the corresponding operational threats to our hotel properties in an effort to minimize the impact of the COVID-19 pandemic on our financial results and position us to rebound as quickly as possible once the situation has stabilized.

The negative impact on room demand at our hotel properties stemming from the COVID-19 pandemic has been significant and we continue to closely monitor the effect on occupancy and RevPAR at our hotel properties. RevPar continues to improve and exceeds pre-pandemic levels. For the three months ended June 30, 2022 and June 30, 2019, RevPAR was $141.87 and $128.41, respectively for the hotel properties owned in both periods.

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

We cannot, however, predict with certainty, even with our best efforts in these strategies, what level of potential revenues and expense savings can be achieved overall to mitigate the material decline in business our hotels have experienced. Potential expense savings may also be negatively impacted by rising inflation.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $6,792,295 for the three months ended June 30, 2022 from $5,589,194 for the three months ended June 30, 2021. The net increase of $1,203,101 was largely due to significant increases in ADR. Incremental room revenues from the Cherry Tree Inn for the three months ended June 30, 2022 were $834,784. Excluding this impact of the Cherry Tree Inn, revenue increased $788,641, or 15.3%, from the same period in 2021.

The following presents the hotel operating results for the three months ended June 30, 2022 for the full portfolio:

	Total Portfolio
	April	May	June
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	64.08%	65.69%	75.23%
ADR	$165.91	$196.26	$219.39
RevPAR	$106.90	$128.40	$166.59

The following presents the hotel operating results for the three months ended June 30, 2021 for the full portfolio.

	Total Portfolio
	April	May	June
Number of hotels	4	4	5
Number of rooms	483	483	559

Average Occupancy Percentage	64.77%	69.30%	81.59%
ADR	$137.28	$163.13	$194.95
RevPAR	$89.65	$113.78	$162.29

A comparison of hotel rooms revenues for the hotels owned continuously for the three months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$1,348,696	$1,236,765	$111,931	9.05%
Staybridge Suites St. Petersburg	1,395,536	1,181,215	214,321	18.14%
Hotel Indigo Traverse City	1,719,227	1,644,970	74,257	4.51%
Hilton Garden Inn, Providence	1,494,053	1,105,921	388,132	35.10%
	$5,957,512	$5,168,871	$788,641	15.26%

The increase in rooms revenues of $111,931, or 9.05%, at the Springhill Suites Wilmington is primarily driven by increases in both occupancy and the ADR compared to the prior year. Occupancy at the Springhill Suites Wilmington increased from 73.66% for the three months ended June 30, 2021 to 77.74% for the three months ended June 30, 2022. The ADR at the Springhill Suites Wilmington increased from $151.00 for the three months ended June 30, 2021 to $158.56 for the three months ended June 30, 2022, an increase of 5.01%.

The increase in rooms revenues of $214,321, or 18.14%, at the Staybridge Suites St. Petersburg is primarily driven by increases in the ADR compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg decreased from 75.29% for the three months ended June 30, 2021 to 73.45% for the three months ended June 30, 2022. The ADR at the Staybridge Suites St. Petersburg increased from $145.10 for the three months ended June 30, 2021 to $174.36 for the three months ended June 30, 2022, an increase of 20.17%.

The increase in rooms revenues of $74,257, or 4.51%, at the Hotel Indigo Traverse City is primarily driven by increases in the ADR compared to the prior year. Occupancy at the Hotel Indigo Traverse City decreased from 77.09% for the three months ended June 30, 2021 to 76.50% for the three months ended June 30, 2022. The ADR at the Hotel Indigo Traverse City increased from $209.98 for the three months ended June 30, 2021 to $226.02 for the three months ended June 30, 2022, an increase of 7.64%.

The increase in rooms revenues of $388,132, or 35.1%, at the Hilton Garden Inn Providence is primarily driven by increases in the ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence decreased from 61.23% for the three months ended June 30, 2021 to 55.03% for the three months ended June 30, 2022. The ADR at the Hilton Garden Inn Providence increased from $144.81 for the three months ended June 30, 2021 to $213.77 for the three months ended June 30, 2022, an increase of 47.62%.

Food and beverage revenues

Food and beverage revenues increased to $713,750 for the three months ended June 30, 2022 from $513,997 for the three months ended June 30, 2021. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $199,753 increase from the prior year period is due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. The increase is also due to the incremental food and beverage revenues of the Cherry Tree Inn of $2,357.

Other operating revenues

Other operating revenues increased to $807,415 for the three months ended June 30, 2022 from $171,210 for the three months ended June 30, 2021. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $636,205 increase from the prior year period is primarily due to a $381,168 Growing Michigan Business grant awarded to the Hotel Indigo Traverse City and a $250,000 grant received from the Rhode Island Rebounds program by the Hilton Garden Inn Providence. The increase is also due to the incremental other operating revenues of the Cherry Tree Inn of $10,553, consisting primarily of gift shop revenue.

Rooms expenses

Rooms expenses decreased to $452,747 for the three months ended June 30, 2022 from $1,154,082 for the three months ended June 30, 2021. The $701,335 net decrease in rooms expenses is primarily due a reduction in payroll costs by an affiliate of the Company’s hotel managers who qualified for $860,899 in Federal Employee Retention Tax Credits related to wages reimbursed by the Company. Incremental expenses attributable to the Cherry Tree Inn were $175,990. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Excluding the impact of the Federal Employee Retention Tax Credits, rooms expenses of $1,313,646 and $1,154,082 represent 19.3% and 20.6% of rooms revenues for the three-month period ended June 30, 2022 and 2021, respectively.

Food and beverage expenses

Food and beverage expenses were $461,833 and $317,783 for the three months ended June 30, 2022 and 2021, respectively. The $144,050 increase in food and beverage expenses is primarily due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 64.7 % and 61.8% of food and beverage revenues for the three-month period ended June 30, 2022 and 2021, respectively. The percentage increase is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $2,508,599 and $1,953,749, for the three months ended June 30, 2022 and 2021, respectively. The $554,850 increase in other property expenses is primarily driven by the incremental increase in other property expenses of the Cherry Tree Inn of $293,973, which represents 53.0% of the quarter over quarter increase, and the lessening negative impact of the COVID-19 pandemic on the hospitality industry, which caused us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures throughout 2020 and 2021. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $230,846 and $188,317 for the three months ended June 30, 2022 and 2021, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The increase due to the incremental property management fees attributable to the Cherry Tree Inn was $25,475.

Corporate general and administrative

Corporate general and administrative expenses were $384,938 and $347,067 for the three months ended June 30, 2022 and 2021, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $218,701 and $196,023 for the three months ended June 30, 2022 and 2021, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $176,974 for the three months ended June 30, 2022 from $143,928 for the three months ended June 30, 2021, largely due to the 2021 acquisition of the Cherry Tree Inn. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $41,728 and $52,095 in the three months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $943,770 and $783,245 for the three months ended June 30, 2022 and 2021, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $144,944 increase in depreciation and amortization expense is primarily the result of the July 30, 2021 acquisition of the Cherry Tree Inn.

Gain on loan extinguishment

Gain on loan extinguishment was $405,605 and $635,317 for the three months ended June 30, 2022 and 2021, respectively and related to the forgiveness of PPP loans by the SBA.

Interest expense, net

Interest expense, net, was $679,784 and $673,090 for the three months ended June 30, 2022 and 2021, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended June 30, 2022, we incurred $23,829 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,140 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $244 and $15,103 for three months ended June 30, 2022 and 2021, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate cap/swap

Unrealized gain on our interest rate cap was $39,926 for the three months ended June 30, 2022 and related to the TCI note interest rate cap which expires on August 15, 2023. Unrealized gain on our interest rate swap was $102,798 for the three months ended June 30, 2021 and related to changes in interest rates and time related to maturity of the TCI note swap which expired on August 15, 2021.

Income tax expense

Income tax expense of $42,029 and $1,350 for the three months ended June 30, 2022 and 2021, respectively, related to taxable income at the TRSs.

Net income

For the three months ended June 30, 2022, we had net income of $2,835,744 compared to net income of $1,397,810 for the three months ended June 30, 2021. The increase in net income of $1,437,934 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $511,493 for the three months ended June 30, 2022 compared to net income relating to noncontrolling interests of $345,736 for the three months ended June 30, 2021. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $11,264,726 for the six months ended June 30, 2022 from $8,252,269 for the six months ended June 30, 2021. The net increase of $3,012,457 was attributable to significant increases in ADR. In the six months ended June 30, 2022, the rooms revenues generated by the Cherry Tree Inn was $1,221,786. Rooms revenues generated by the Cherry Tree Inn was $420,323 from June 3, 2021 through June 30, 2021. Excluding the impact of the Cherry Tree Inn, revenue increased $2,210,994 or 28.23% from the same period in 2021.

Food and beverage revenues

Food and beverage revenues increased to $997,293 for the six months ended June 30, 2022 from $661,200 for the six months ended June 30, 2021. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $336,093 increase from the prior year period is due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. The increase is also due to the incremental food and beverage revenues of the Cherry Tree Inn of $4,579.

Other operating revenues

Other operating revenues increased to $1,157,014 for the six months ended June 30, 2022 from $273,041 for the six months ended June 30, 2021. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $883,973 increase from the prior year period is primarily due to the receipt of a $215,660 Business Recovery Grant from the state of North Carolina by the Springhill Suites Wilmington, a $381,168 Growing Michigan Business grant awarded to the Hotel Indigo Traverse City and a $250,000 grant received from the Rhode Island Rebounds program by the Hilton Garden Inn Providence and the lessening negative effect of COVD-19 on the hospitality industry. The increase is also due to the incremental other operating revenues of the Cherry Tree Inn of $21,800, consisting primarily of gift shop revenue.

Rooms expenses

Rooms expenses decreased to $1,506,159 for the six months ended June 30, 2022 from $1,769,194 for the six months ended June 30, 2021. The $263,035 net decrease in rooms expenses is primarily due a reduction in payroll costs by an affiliate of the Company’s hotel managers who qualified for $860,899 in Federal Employee Retention Tax Credits related to wages reimbursed by the Company offset by the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Incremental expenses attributable to the Cherry Tree Inn were $331,547. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Excluding the impact of the Federal Employee Retention Tax Credits, rooms expenses of $2,367,058 and $1,769,194 represent 21.0% and 21.4% of rooms revenues for the six-month period ended June 30, 2022 and 2021, respectively.

Food and beverage expenses

Food and beverage expenses were $735,883 and $444,357 for the six months ended June 30, 2022 and 2021, respectively. The $291,526 increase in food and beverage expenses is primarily due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 73.8% and 67.2% of food and beverage revenues for the six-month period ended June 30, 2022 and 2021, respectively. The percentage increase is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $4,641,640 and $3,451,554, for the six months ended June 30, 2022 and 2021, respectively. The $1,190,086 increase in other property expenses is primarily driven by the incremental other property expenses of the Cherry Tree Inn of $530,516, which represents 44.6% of the period over period increase, and the lessening negative impact of the COVID-19 pandemic on the hospitality industry, which caused us to implement cost saving strategies such as staffing reductions, furloughs, limiting services and energy conservation measures throughout 2020 and 2021. We are continually monitoring staffing on an as needed basis depending on occupancy at each individual hotel. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $377,720 and $275,742 for the six months ended June 30, 2022 and 2021, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. The increase due to the incremental property management fees attributable to the Cherry Tree Inn was $37,421.

Corporate general and administrative

Corporate general and administrative expenses were $703,501 and $625,301 for the six months ended June 30, 2022 and 2021, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $439,814 and $381,641 for the six months ended June 30, 2022 and 2021, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $352,121 for the three months ended June 30, 2022 from $287,542 for the six months ended June 30, 2021, largely due to the 2021 acquisition of the Cherry Tree Inn. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $87,693 and $94,099 in the six months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $1,861,710 and $1,559,641 for the six months ended June 30, 2022 and 2021, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $302,069 increase in depreciation and amortization expense is primarily the result of the July 30, 2021 acquisition of the Cherry Tree Inn.

Gain on loan extinguishment

Gain on loan extinguishment was $942,605 and $635,317 for the six months ended June 30, 2022 and 2021, respectively and related to the forgiveness of PPP loans by the SBA.

Interest expense, net

Interest expense, net, was $1,310,376 and $1,304,577 for the six months ended June 30, 2022 and 2021, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the six months ended June 30, 2022, we incurred $47,659 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $66,158 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $7,882 and $36,834 for the six months ended June 30, 2022 and 2021, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate cap/swap

Unrealized gain on our interest rate cap was $85,109 for the six months ended June 30, 2022 and related to the TCI note interest rate cap which expires on August 15, 2023. Unrealized gain on our interest rate swap was $203,251 for the six months ended June 30, 2021 and related to changes in interest rates and time related to maturity of the TCI note swap which expired on August 15, 2021.

Income tax expense

Income tax expense of $42,975 and $1,350 for the six months ended June 30, 2022 and 2021, respectively, related to taxable income at the TRSs.

Net income

For the six months ended June 30, 2022, we had net income of $2,826,969 compared to net income of $211,721 for the six months ended June 30, 2021. The increase in net income of $2,615,248 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $819,176 for the six months ended June 30, 2022 compared to net income relating to noncontrolling interests of $270,320 for the six months ended June 30, 2021. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

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

To address the significant strain on the hotels’ cash flows and the uncertainty, at the onset of the COVID-19 pandemic, we implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments, and we have utilized provisions from the CARES Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we received $1,018,917 in first round PPP loans related to four hotel properties. As of June 30, 2022, we received $1,426,672 of second round PPP loans. As of June 30, 2022, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $2,039,984. For more information, refer to Note 5 – “Other Debt” to our unaudited interim condensed consolidated financial statements.

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

On April 7, 2020, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 10, 2020, our board of directors also unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which will be effective with the next authorized payment of distributions. On June 9, 2021, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of June 30, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. The Company, with the approval of its board of directors, terminated the Public Offering on August 13, 2021.

We paid quarterly distributions with respect to the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2022, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the six months ended June 30, 2022 and 2021.

Cash Flows Provided by Operating Activities

As of June 30, 2022, we owned an interest in five hotel properties. We owned an interest in four hotel properties from January 1, 2021 through July 30, 2021. During the six months ended June 30, 2022, net cash provided by operating activities was $4,168,001 compared to the net cash provided by operating activities of $1,485,615 for the six months ended June 30, 2021. Our operating cash flows during the six months ended June 30, 2022 was the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, and by adjustments for receivables, other assets, gain on loan extinguishment, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the six months ended June 30, 2021 was the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, gain on loan extinguishment, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2022, net cash used in investing activities was $1,853,035 and was the result of capital improvements at our hotel properties. During the three months ended June 30, 2021, cash used in investing activities was $7,997,393 and was the result of $307,799 worth of capital improvements at our hotel properties and $7,689,594 of cash was used to fund a loan receivable in connection with the Cherry Tree Inn.

Cash Flows Provided by (Used in) Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities was $1,710,565. We paid stockholder servicing fees totaling $2,869. We received $939,181 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”) and the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) totaling $209,809. We paid cash distributions of $1,505,235 to stockholders with proceeds from operations. Cash flow from financing activities for the six months ended June 30, 2022, also includes $477,750 of distributions to noncontrolling interests. Additionally, we repurchased $454,083 of outstanding shares of common stock. During the six months ended June 30, 2021, net cash provided by financing activities was $6,146,337. We received proceeds of $6,691,279 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $359,262 and payments to PHA for organization and offering costs (“O&O Costs”) totaling $522,659, for the six months ended June 30, 2021. We received $1,426,672 of cash relating to the second round of PPP loans. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”) and the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) totaling $200,922. Cash flows from financing activities for the six months ended June 30, 2021, also includes $591,430 of distributions to noncontrolling interests. Additionally, we repurchased $297,341 of outstanding common stock.

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

The note secured by the Hotel Indigo Traverse City (“TCI Note”) provided for interest only monthly payments until maturity. However, on April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments did not accrue interest but were deemed principal to be due and payable in full on or before June 30, 2021. The Deferred Payments have been paid in full as of June 30, 2022. Regularly scheduled interest payments recommenced on July 1, 2020.

As of June 30, 2022, the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

The note secured by the Hilton Garden Inn Providence (“HGI Note”) required monthly interest payments at a fixed rate of 4.25%. The HGI Note provided for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. However, on April 23, 2020, we and the Operating Partnership, through its subsidiary, entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the existing lender, to amend the terms of the mortgage loan and loan documents on the HGI Notes. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with April 2020 were deferred until the date that is twelve months after the date each payment was originally due. The deferred payments have been paid in full as of June 30, 2022.

In regards to the HGI Note, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants were waived until the year ended December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants were waived until the year ended December 31, 2021. As of June 30, 2022, the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with its covenant requirements and all required payments have been made as agreed.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg has failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests resumed as of June 30, 2022. As of June 30, 2022, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with its covenant requirements and all required payments have been made as agreed.

Starting with December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents. In March 2021, we received a written waiver of all debt service coverage testing through June 30, 2021, from the lender. As of June 30, 2022, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with its covenant requirements and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of June 30, 2022 are as follows:

	2022	2022-2023	2024-2025	Thereafter	Total
Outstanding debt obligations	$205,676	$39,123,620	$25,422,152	$—	$64,751,448
Interest payments on outstanding debt obligations	1,296,499	3,958,346	619,206	—	5,874,051
Total	$1,502,175	$43,081,966	$26,041,358	$—	$70,625,499

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

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of net income to MFFO:
Net income attributable to noncontrolling interests	$2,835,744	$1,397,810	$2,826,969	$211,721
Depreciation and amortization	943,770	783,245	1,861,710	1,559,641
FFO	3,779,514	2,181,055	4,688,679	1,771,362
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(511,493)	(345,736)	(819,176)	(270,320)
Depreciation and amortization attributable to noncontrolling interest	(173,924)	(170,919)	(345,411)	(341,403)
FFO attributable to common stockholders	3,094,097	1,664,400	3,524,092	1,159,639
Amortization of deferred financing costs and debt discounts and premiums as interest	(9,249)	(2,470)	(18,437)	(4,942)
Gain on loan extinguishment	(405,605)	(635,317)	(942,605)	(635,317)
Gain on interest rate cap/swap	(39,926)	(102,798)	(85,109)	(203,251)
MFFO attributable to common stockholders	$2,639,317	$923,815	$2,477,941	$316,129

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2022, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2022, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through June 30, 2022, pursuant to the DRIP, we issued 83,293 K Shares to investors at a weighted average of $9.23 per K Share for gross proceeds of $768,941, 50,258 K-I Shares at a weighted average of $9.24 per K-I Share for gross proceeds of $464,531, and 5,444 K-T Shares at a weighted average of $9.20 per K-T Share for gross proceeds of $50,059, for total gross DRIP proceeds of $1,283,531. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From inception through June 30, 2022, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through June 30, 2022, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$3,000,109	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,255,593

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of June 30, 2022, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $49,907,901.

Subsequent to June 30, 2022 and through August 11, 2022, pursuant to the DRIP Offering, we sold approximately 11,923 K Shares at a weighted average price of $9.78 per share for gross proceeds of $116,604, approximately 7,940 K-I Shares at a weighted average price of $9.78 per share for gross proceeds of $77,658 and approximately 732 K-T Shares at a weighted average price of $9.78 per share for gross proceeds of $7,155, for total gross proceeds of $201,417 in the DRIP Offering.

We have used the net proceeds from our Offerings to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of June 30, 2022, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings. A portion of the net proceeds from our Offerings was also used to fund capital expenditures at the hotel properties and operating expenses.

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

During the three months ended June 30, 2022, we fulfilled repurchase requests and repurchased K-Shares pursuant to our share repurchase program as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
April 2022	23,400	37,500	$9.85	(2)
May 2022	12,000	—	$—	(2)
June 2022	3,559	—	$—	(2)
	38,959	37,500

(1)	We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in January 2022 related to repurchase requests received during the prior quarter. As of June 30, 2022, there were seven outstanding and unfulfilled repurchase requests for 37,302 K Shares, 657 K-I Shares and 1,000 K-T Shares,.
(2)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap).

Our board of directors approved three outstanding repurchase requests received during the three months ended March 31, 2022, and, on April 12, 2022, we repurchased 37,500 K Shares for $369,375, or $9.85 per K Share. Our board of directors approved seven outstanding repurchase requests that were received during the three months ended June 30, 2022, and, on August 5, 2022, we repurchased 37,302 K Shares for $380,036 or $10.19 per K Share, 657 K-I Shares for $6,590 or $10.03 per K-I Share and 1,000 K-T Shares for $10,290 or $10.29 per K-T Share.

Our board of directors approved two outstanding repurchase requests received during the three months ended March 31, 2021, and, on May 7, 2021, we repurchased 34,700 K Shares for $289,421, or $8.34 per K Share. Our board of directors approved nine outstanding repurchase requests that were received during the three months ended June 30, 2021, and, on August 31, 2021, we repurchased 59,979 K Shares for $572,076, or $9.54 per K Share.

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

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56272), on June 27, 2022, and incorporated by reference herein).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

PROCACCIANTI HOTEL REIT, INC.

Date: August 12, 2022	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)