Form 10-Q
period 2022-09-30
PROCACCIANTI HOTEL REIT, INC.
filed 2022-11-10
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 3,913,388 shares of the Registrant’s Class K common stock issued and outstanding, 1,345,518 shares of the Registrant’s Class K-I common stock issued and outstanding, 47,617 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Property and equipment, net	$101,685,940	$102,236,979
Cash	9,212,533	6,850,026
Restricted cash	3,404,796	2,988,376
Accounts receivable, net	404,956	453,979
Due from related parties	318,139	153,113
Prepaid expenses and other assets, net	1,349,418	978,905
Total Assets	$116,375,782	$113,661,378
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$65,074,166	$64,141,964
Other debt	—	942,605
Accounts payable, accrued expenses and other, net	3,357,067	2,700,281
Due to related parties	2,086,289	1,885,559
Total Liabilities	70,517,522	69,670,409
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,328,009	1,226,417
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,909,144 and 3,947,642 shares issued and outstanding, respectively	39,091	39,477
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,337,250 and 1,315,534 shares issued and outstanding, respectively	13,372	13,155
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 56,919 and 62,946 shares issued and outstanding, respectively	569	629
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,671,267	47,930,212
Cumulative income (loss)	1,275,668	(3,500,228)
Cumulative distributions	(10,279,117)	(7,428,718)
Total Stockholders’ Equity	38,727,914	37,061,591
Noncontrolling interest	5,802,337	5,702,961
Total Equity	44,530,251	42,764,552
Total Liabilities and Stockholders’ Equity	$116,375,782	$113,661,378

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rooms	$9,652,212	$9,131,968	$20,916,938	$17,384,237
Food and beverage	1,038,870	976,812	2,036,163	1,638,012
Other operating	260,906	202,177	1,417,920	475,218
Total revenues	10,951,988	10,310,957	24,371,021	19,497,467
Expenses
Rooms	1,684,324	1,697,376	3,190,483	3,466,570
Food and beverage	643,022	574,608	1,378,905	1,018,965
Other property expenses	2,845,813	2,678,659	7,487,453	6,130,213
Property management fees to affiliates	328,867	309,697	706,587	585,439
Corporate general and administrative	348,781	354,591	1,052,282	979,892
Other fees to affiliates	262,628	484,583	702,442	866,224
Depreciation and amortization	990,626	883,605	2,852,336	2,443,246
Total expenses	7,104,061	6,983,119	17,370,488	15,490,549
Operating income	3,847,927	3,327,838	7,000,533	4,006,918
Gain on loan extinguishment	—	—	942,605	635,317
Loss on disposal of fixed assets	(10,535)	—	(10,535)	—
Interest expense, net	(716,108)	(681,293)	(2,026,484)	(1,985,870)
Gain on interest rate cap/swap	62,109	86,161	147,218	289,412
Net income before income taxes	3,183,393	2,732,706	6,053,337	2,945,777
Income tax expense	(200,498)	(24,514)	(243,473)	(25,864)
Net income	2,982,895	2,708,192	5,809,864	2,919,913
Net income attributable to noncontrolling interest	214,792	173,426	1,033,968	443,746
Net income attributable to common stockholders	$2,768,103	$2,534,766	$4,775,896	$2,476,167
Net income attributable to Class K common stockholders – basic and diluted	$1,815,882	$1,693,748	$3,157,834	$1,733,290
Net income per Class K common share – basic and diluted	$0.46	$0.43	$0.80	$0.46
Weighted average number of Class K common shares outstanding – basic and diluted	3,915,774	3,920,423	3,930,059	3,775,288
Net income attributable to Class K-I common stockholders – basic and diluted	$618,844	$532,104	$1,065,864	$461,006
Net income per Class K-I common share – basic and diluted	$0.46	$0.43	$0.80	$0.46
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,334,480	1,231,632	1,326,513	1,004,120
Net income attributable to Class K-T common stockholders – basic and diluted	$27,845	$25,777	$50,037	$24,316
Net income per Class K-T common share – basic and diluted	$0.46	$0.43	$0.80	$0.46
Weighted average number of Class K-T common shares outstanding – basic and diluted	60,046	59,670	62,274	52,969
Net income attributable to Class A common stockholders – basic and diluted	$269,620	$251,188	$467,168	$265,611
Net income per Class A common share – basic and diluted	$0.46	$0.43	$0.80	$0.46
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410	581,410	578,347
Net income (loss) attributable to Class B common stockholders – basic and diluted	$35,912	$31,949	$34,993	$(8,056)
Net income (loss) per Class B common share – basic and diluted	$0.29	$0.26	$0.28	$(0.06)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2021	3,947,642	$39,477	1,315,534	$13,155	62,946	$629	581,410	$5,814	125,000	$1,250	$47,930,212	$(3,500,228)	$(7,428,718)	$37,061,591	$5,702,961	$42,764,552
Conversion of common stock	500	5	—	—	(500)	(5)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	12,344	123	7,993	80	753	8	—	—	—	—	197,195	—	—	197,406	—	197,406
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,429)	—	—	(1,429)	—	(1,429)
Repurchase of common stock	(7,500)	(75)	(1,613)	(16)	—	—	—	—	—	—	(84,617)	—	—	(84,708)	—	(84,708)
Net (Loss) Income	—	—	—	—	—	—	—	—	—	—	—	(316,458)	—	(316,458)	314,391	(2,067)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,121)	(958,121)	(122,500)	(1,080,621)
BALANCE, March 31, 2022	3,952,986	39,530	1,321,914	13,219	63,199	632	581,410	5,814	125,000	1,250	48,041,361	(3,816,686)	(8,386,839)	35,898,281	5,894,852	41,793,133
Issuance of common stock pursuant to distribution reinvestment plan	12,261	122	8,053	81	762	8	—	—	—	—	197,069	—	—	197,280	—	197,280
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,440)	—	—	(1,440)	—	(1,440)
Repurchase of common stock	(37,500)	(375)									(369,000)			(369,375)		(369,375)
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,324,251	—	2,324,251	462,063	2,786,314
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(941,800)	(941,800)	(355,250)	(1,297,050)
BALANCE, June 30, 2022	3,927,747	39,277	1,329,967	13,300	63,961	640	581,410	5,814	125,000	1,250	47,867,990	(1,492,435)	(9,328,639)	37,107,197	6,001,665	43,108,862
Conversion of common stock	6,775	68	—	—	(6,775)	(68)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,924	119	7,940	79	733	7	—	—	—	—	201,212	—	—	201,417	—	201,417
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,409)	—	—	(1,409)	—	(1,409)
Repurchase of common stock	(37,302)	(373)	(657)	(7)	(1,000)	(10)	—	—	—	—	(396,526)	—	—	(396,916)	—	(396,916)
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,768,103	—	2,768,103	155,922	2,924,025
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(950,478)	(950,478)	(355,250)	(1,305,728)
BALANCE, September 30, 2022	3,909,144	$39,091	1,337,250	$13,372	56,919	$569	581,410	$5,814	125,000	$1,250	$47,671,267	$1,275,668	$(10,279,117)	$38,727,914	$5,802,337	$44,530,251

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2020	3,608,062	$36,081	666,728	$6,668	47,769	$478	537,410	$5,374	125,000	$1,250	$40,343,076	$(6,092,421)	$(3,528,321)	$30,772,185	$5,888,390	$36,660,575
Issuance of common stock	80,181	801	156,830	1,568	—	—	44,000	440	—	—	2,368,158	—	—	2,370,967	—	2,370,967
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(104,773)	—	—	(104,773)	—	(104,773)
Repurchase of common stock	(1,000)	(10)	—	—	—	—	—	—	—	—	(7,910)	—	—	(7,920)	—	(7,920)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(250,872)	—	—	(250,872)	—	(250,872)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(1,110,673)	—	(1,110,673)	(47,782)	(1,158,455)
BALANCE March 31, 2021	3,687,243	36,872	823,558	8,236	47,769	478	581,410	5,814	125,000	1,250	42,347,679	$(7,203,094)	$(3,528,321)	$31,668,914	$5,840,608	$37,509,522
Issuance of common stock	210,150	2,101	302,562	3,025	9,930	99	—	—	—	—	4,315,087	—	—	4,320,312	—	4,320,312
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(254,489)	—	—	(254,489)	—	(254,489)
Repurchase of common stock	(34,700)	(347)									(289,074)			(289,421)		(289,421)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(393,558)	—	—	(393,558)	—	(393,558)
Net Income	—	—	—	—	—	—	—	—	—	—	—	1,052,074	—	1,052,074	321,364	1,373,438
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(591,430)	(591,430)
BALANCE June 30, 2021	3,862,693	38,626	1,126,120	11,261	57,699	577	581,410	5,814	125,000	1,250	45,725,645	$(6,151,020)	$(3,528,321)	$36,103,832	$5,570,542	$41,674,374
Issuance of common stock	108,627	1,087	166,777	1,668	2,538	25	—	—	—	—	2,601,250	—	—	2,604,030	—	2,604,030
Issuance of common stock pursuant to distribution reinvestment plan	12,495	125	6,628	66	901	9	—	—	—	—	187,221	—	—	187,421	—	187,421
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(147,733)	—	—	(147,733)	—	(147,733)
Repurchase of common stock	(59,979)	(600)	—	—	—	—	—	—	—	—	(571,476)	—	—	(572,076)	—	(572,076)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(270,985)	—	—	(270,985)	—	(270,985)
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,534,766	—	2,534,766	118,550	2,653,316
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(1,229,010)	(1,229,010)	(54,390)	(1,283,400)
BALANCE September 30, 2021	3,923,836	$39,238	1,299,525	$12,995	61,138	$611	581,410	$5,814	125,000	$1,250	$47,523,922	$(3,616,254)	$(4,757,331)	$39,210,245	$5,634,702	$44,844,947

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,809,864	$2,919,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,852,336	2,443,246
Amortization of deferred financing costs and debt discount as interest	(20,875)	(1,876)
Amortization of key money loans	(40,125)	(43,404)
Gain on loan extinguishment	(942,605)	(635,317)
Gain on interest rate cap/swap	(147,218)	(289,412)
Loss on disposal of fixed assets	10,535
Changes in operating assets and liabilities:
Accounts receivable	49,023	(194,338)
Due from related parties	(165,026)	(56,950)
Prepaid expenses and other assets	(382,270)	(326,593)
Accounts payable, accrued expenses and other	844,129	927,188
Due to related parties	200,730	1,055,340
Net cash provided by operating activities	8,068,498	5,797,797
Cash Flows from Investing Activities:
Acquisition of hotel property, net	—	(15,062,376)
Loan receivable funding	—	(7,689,594)
Loan receivable payment	—	7,689,594
Capital improvements	(2,300,075)	(538,782)
Net cash used in investing activities	(2,300,075)	(15,601,158)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	9,295,309
Payment of commissions and dealer manager fees and stockholder servicing fees	(4,278)	(506,995)
Payment of other offering costs to affiliates	—	(766,217)
Proceeds from mortgage note	1,270,226	4,000,000
Proceeds from other debt	—	1,426,672
Payments of mortgage notes principal	(275,915)	(298,580)
Payment of deferred financing costs	(41,234)	(83,301)
Distributions to stockholders	(2,254,296)	(1,041,589)
Distributions to noncontrolling interest	(833,000)	(645,820)
Repurchase of common stock	(850,999)	(869,417)
Net cash (used in) provided by financing activities	(2,989,496)	10,510,062
Increase in cash and cash equivalents and restricted cash	2,778,927	706,701
Cash and cash equivalents and restricted cash, beginning of period	9,838,402	10,269,947
Cash and cash equivalents and restricted cash, end of period	$12,617,329	$10,976,648

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021
Cash	$9,212,533	$7,389,675
Restricted cash	3,404,796	3,586,973
Total cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows	$12,617,329	$10,976,648

The Company paid the following amounts for interest and income taxes:

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$1,888,748	$1,982,821
Cash paid for income taxes	$49,760	$1,750

Supplemental Disclosure of Noncash Transactions

	Nine Months Ended September 30,
	2022	2021
Common stock issued pursuant to distribution reinvestment plan	$596,103	$187,421

The accompanying notes are an integral part of these condensed consolidated financial statements

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company used the proceeds from its Private Offering (defined below) and its Public Offering (defined below), which terminated on August 13, 2021, to acquire a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (“U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company is externally managed by Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an Advisory Agreement by and among the Company, its Operating Partnership and PHA. PHA is an affiliate of Procaccianti Companies, Inc., the Company’s sponsor (the “Sponsor”).

As of September 30, 2022, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through September 30, 2022 we received approximately $40,285,110 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $885,545 of K Shares, $542,189 of K-I Shares and $57,214 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Novel Coronavirus (COVID-19)

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and was declared a global pandemic by the World Health Organization in March 2020. The Company experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company has experienced an improvement in traveler sentiment. While such factors have helped contribute to improved conditions throughout 2021 and the first three quarters of 2022, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement in its operations through the first three quarters of 2022 and expects continued improvement through the rest of the year, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, quarantines, deterioration of consumer sentiment or significant inflationary pressures.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At September 30, 2022, the assets of our VIEs were $66,056,747, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs’ obligations. The liabilities of our VIEs were $43,527,976 at September 30, 2022 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

The Company has no foreign operations or assets, and its operating structure includes only one segment.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of September 30, 2022, the estimated fair value of the mortgage notes payable was $60,167,152 compared to the carrying value of $65,286,393. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue represents primarily room rentals, food and beverage sales, and other fees. The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenue and expenses. Included in other operating revenues for the three and nine months ended September 30, 2022, is $0 and $846,828, respectively, of business recovery grants awarded to the Springhill Suites Wilmington, Hotel Indigo Traverse City and the Hilton Garden Inn Providence hotels.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by its debt agreements. At September 30, 2022 and 2021, reserves for property taxes were $477,530 and $632,155, respectively, reserves for capital improvements were $2,741,033 and $2,642,088, respectively and reserves for insurance were

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$42,249 and $0, respectively. The Company also included $143,984 and $123,140 of guest advance deposits as restricted cash at September 30, 2022 and 2021, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At September 30, 2022, the Company had no material uncertain tax positions.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of September 30, 2022, 3,750 restricted K Shares held by the Company's independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s calculated earnings per share for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$2,768,103	$2,534,766	$4,775,896	$2,476,167
Less: Class K Common Stock dividends declared and accumulated	690,893	691,713	2,057,627	1,976,596
Less: Class K-I Common Stock dividends declared and accumulated	235,453	217,307	694,511	525,719
Less: Class K-T Common Stock dividends declared and accumulated	10,594	10,526	32,604	27,731
Less: Class A Common Stock dividends declared and accumulated	102,583	102,583	304,404	302,885
Undistributed net income (loss)	$1,728,580	$1,512,637	$1,686,750	$(356,764)
Class K Common Stock:
Undistributed net income (loss)	$1,124,989	$1,002,035	$1,100,207	$(243,306)
Class K Common Stock dividends declared and accumulated	690,893	691,713	2,057,627	1,976,596
Net income	$1,815,882	$1,693,748	$3,157,834	$1,733,290
Net income per common share, basic and diluted	$0.46	$0.43	$0.80	$0.46
Weighted average number of common shares outstanding, basic and diluted	3,915,774	3,920,423	3,930,059	3,775,288
Class K-I Common Stock:
Undistributed net income (loss)	$383,391	$314,797	$371,353	$(64,713)
Class K-I Common Stock dividends declared and accumulated	235,453	217,307	694,511	525,719
Net income	$618,844	$532,104	$1,065,864	$461,006
Net income per common share, basic and diluted	$0.46	$0.43	$0.80	$0.46
Weighted average number of common shares outstanding, basic and diluted	1,334,480	1,231,632	1,326,513	1,004,120
Class K-T Common Stock:
Undistributed net income (loss)	$17,251	$15,251	$17,433	$(3,415)
Class K-T Common Stock dividends declared and accumulated	10,594	10,526	32,604	27,731
Net income	$27,845	$25,777	$50,037	$24,316
Net income per common share, basic and diluted	$0.46	$0.43	$0.80	$0.46
Weighted average number of common shares outstanding, basic and diluted	60,046	59,670	62,274	52,969
Class A Common Stock:
Undistributed net income (loss)	$167,037	$148,605	$162,764	$(37,274)
Class A Common Stock dividends declared and accumulated	102,583	102,583	304,404	302,885
Net income	$269,620	$251,188	$467,168	$265,611
Net income per common share, basic and diluted	$0.46	$0.43	$0.80	$0.46
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410	581,410	578,347
Class B Common Stock:
Undistributed net income (loss)	$35,912	$31,949	$34,993	$(8,056)
Net income (loss) per common share, basic and diluted	$0.29	$0.26	$0.28	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2022:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,863,886
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,853,374
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,270,226
1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Land	$14,450,538	$14,450,538
Building and improvements	88,917,136	88,767,739
Furniture, fixtures, and equipment	11,008,932	8,896,732
Total cost	114,376,606	112,115,009
Accumulated depreciation	(12,690,666)	(9,878,030)
Property and equipment, net	$101,685,940	$102,236,979

Depreciation expense for the three months ended September 30, 2022 and 2021 was $986,607 and $879,734, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $2,840,579 and $2,431,637, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at September 30, 2022, is a $12,853,374 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,863,886 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,270,226 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, requires monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of September 30, 2022.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests resumed on January 1, 2022, and as of September 30, 2022, the Staybridge Suites St. Petersburg is in compliance.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, requires monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of September 30, 2022, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50% at September 30, 2022. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which was initially August 15, 2021; however, it was extended for two one-year periods to August 15, 2023. The maturity date may be extended by an additional one-year period, provided no default exists. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of September 30, 2022, the Hotel Indigo Traverse City was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires monthly interest payments at a fixed rate of 4.25% through February 15, 2023 and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

On April 23, 2020, the Operating Partnership, through its subsidiary, and the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the "Hilton Garden Inn Loan Modification Agreement") with the lender, to amend the terms of the mortgage loan and loan documents on the HGI Note. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 are deferred until the date that is twelve months after the date each payment was originally due. The HGI Note resumed interest payments in October 2020. As of September 30, 2022, the deferred interest on the HGI Note has been repaid in full. As of September 30, 2022, the Hilton Garden Inn Providence was compliant with the above referenced loan arrangements.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn & Suites, including equipment. All required payments have been made as of September 30, 2022. Annual compliance testing will commence as of December 31, 2022. In addition to the $9,270,226 outstanding as of September 30, 2022, the CTI Note allows for an additional $729,774 in borrowings for construction advances. At the time of this filing, the Company expects that $279,774 of these available borrowings will be utilized in the coming months.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Interest expense on mortgage notes payable for the three months ended September 30, 2022 and 2021 was $729,776 and $636,582, respectively. Interest expense on mortgage notes payable for the nine months ended September 30, 2022 and 2021 was $2,013,631 and $1,912,945, respectively.

Also included in mortgage notes payable as of September 30, 2022 is $167,109 of net deferred financing costs and debt discounts and premiums. For the three months ended September 30, 2022 and 2021, the Company amortized $2,438 and $3,067, respectively, of net deferred financing costs and debt discounts and premiums as interest expense. For the nine months ended September 30, 2022 and 2021, the Company amortized $20,875 and $1,876, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

Note 5 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program ("PPP"), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be fully or partially forgivable. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. During 2020 and 2021, the Company received PPP loans aggregating to $2,445,589, of which, $1,502,984 was forgiven during the year ended December 31, 2021. In the nine months ended September 30, 2022, the Company received forgiveness for the remaining outstanding balance of its PPP loans and recognized a gain on extinguishment of $942,605 in the consolidated statement of operations.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Operating Expenses

The Company is also required to reimburse PHA for costs incurred in providing these administrative services. PHA is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. In the three months ended September 30, 2022 and 2021, the Company’s Sponsor requested reimbursement for $35,120 and $56,035, respectively, of such administrative service expenses. In the nine months ended September 30, 2022 and 2021, the Company’s Sponsor requested reimbursement for $122,813 and $150,134, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

There were no acquisition fees for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company incurred $264,789 in acquisition fees related to the Cherry Tree Inn, which are included in other fees to affiliates on the condensed consolidated statement of operations. As of September 30, 2022 and 2021, there was $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,816 and $17,553, respectively, for the three months ended September 30, 2022 and 2021 and $55,833 and $46,693 for the nine months ended September 30, 2022 and 2021, respectively. These are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

For the three months ended September 30, 2022 and 2021, the Company incurred $177,812 and $163,759, respectively, in asset management fees. For the nine months ended September 30, 2022 and 2021, the Company incurred $529,933 and $451,301, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $2,689 and $23,069 for the three months ended September 30, 2022 and 2021, respectively, $15,710 and $61,505 for the nine months ended September 30, 2022 and 2021, respectively and are included in interest expense on the condensed consolidated statements of operations. At September 30, 2022 and 2021, asset management fees and interest payable of $180,501 and $1,670,917, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and nine months ended September 30, 2022 and 2021.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of September 30, 2022 and 2021 were paid directly by the Company and there have been no reimbursements to PHA.

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

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of the August 13, 2021 termination of the Public Offering, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,997, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and through cash payments to PHA of $3,312,833.

The Company recorded O&O Costs as charges against additional paid in capital on the consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules established by FINRA and the Company’s charter. The Company recognized O&O Costs of $418,718 and $1,422,409 for the three and nine months ended September 30, 2021, respectively.

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

Aggregate property management fees incurred were $328,867 and $309,697 for the three months ended September 30, 2022 and 2021, respectively, $706,587 and $585,439 for the nine months ended September 30, 2022 and 2021, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of September 30, 2022, $92,523 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $161,372 and $50,490 for the three months ended September 30, 2022 and 2021, respectively, and $414,134 and $183,919 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, $49,129 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended September 30, 2022 and 2021, the Company paid $334,404 and $306,114, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the nine months ended September 30, 2022 and 2021, the Company paid $335,358 and $495,797 respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. As of September 30, 2022, the Company had a balance of $104,911 due to TPG Risk Services, LLC, which is included in the due to related parties on the condensed consolidated balance sheet.

The CARES Act provided a federal employee retention tax credit (“ERTC”), which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers and equal to 50% of qualified wages paid per quarter through December 31, 2020 and up to $10,000 per employee and equal to 70% of qualified wages paid per quarter through September 30, 2021. An affiliate of the Company’s hotel property managers qualified for the ERTC. During the three and nine months ended September 30, 2022, the Company received from its affiliate $817,773 of the $859,899 related to payroll expenses reimbursed by the Company pursuant to its property management

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

agreements and has a $42,126 receivable balance included in Due from related parties in the Company’s condensed consolidated balance sheet as of September 30, 2022. The affiliate partially offset these amounts by $49,696 for expenses incurred by the affiliate related to the reimbursements.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $431,635 and $123,989 during the three months ended September 30, 2022 and 2021, respectively, and $1,685,754 and $287,210 during the nine months ended September 30, 2022 and 2021, respectively, for capital expenditure costs incurred at the hotel properties. As of September 30, 2022 and 2021, $59,227 and $169,153, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at September 30, 2022, was $250,000 and $25,013 in receivables from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Cherry Tree Inn and the Hilton Garden Inn Providence, respectively.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three and nine months ended September 30, 2022 and 2021.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 2.50% and 1.71% for the three months ended September 30, 2022 and 2021, respectively, and 2.34% and 1.69% for the nine months ended September 30, 2022 and 2021, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. Interest expense was $594 and $405 for the three months ended September 30, 2022 and 2021, respectively, $1,651 and $1,191 for the nine months ended September 30, 2022 and 2021, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of the termination of the offering, under the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of September 30, 2022, the Company had issued 95,216 K Shares, 58,198 K-I Shares and 6,176 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $885,545, $542,189 and $57,214, respectively. As of September 30, 2022, the Company had issued 1,250 restricted K Shares to each of the Company’s three independent directors for a total of 3,750 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of September 30, 2022, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

remaining balance as of September 30, 2022. As of September 30, 2022, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

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

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager, through the termination of the Public Offering, a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of September 30, 2022, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of September 30, 2022, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of September 30, 2022, the Company recognized $15,053 of stockholder servicing fees in connection with the Public Offering.

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

The Company's board of directors approved outstanding repurchase requests received during the three months ended March 31, 2022, and, on April 12, 2022, the Company repurchased 37,500 K Shares for $369,375, or $9.85 per K Share. The Company’s board of directors approved outstanding repurchase requests received during the three months ended June 30, 2022, and on August 5, 2022, the Company repurchased 37,302 K Shares for $380,036, or $10.19 per K Share, 657 K-I Shares for $6,590, or $10.03 per K-I Share and 1,000 K-T Shares for $10,290, or $10.29 per K-T Share. The Company’s board of directors approved outstanding repurchase requests received during the three months ended September 30, 2022, and on October 18, 2022, the Company repurchased 16,879 K Shares for $167,356, or $9.92 per K Share.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Distributions

During the nine months ended September 30, 2022, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Units	Total
2/16/2022	12/31/2021	2/11/2022	2/14/22	$0.001917808	$694,066	$230,522	$10,927	$22,606	$958,121
5/6/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808	681,294	227,492	10,899		919,685
5/11/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808				22,115	22,115
8/5/2022	6/30/2022	8/1/2022	8/3/2022	$0.001917808	685,440	231,566	11,112	22,360	$950,478
					$2,060,800	$689,580	$32,938	$67,081	$2,850,399

During the nine months ended September 30, 2021, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Units	Total
9/24/2021	9/30/2020	9/24/2021	9/24/2021	$0.0013387978	$409,394	$78,393	$5,911	$—	$493,698
9/29/2021	12/31/2020	9/24/2021	9/24/2021	$0.0019125683	610,721	116,169	8,422	—	$735,312
12/23/2021	9/30/2020	9/24/2021	9/24/2021	$0.0019125683				22,544	$22,544
12/23/2021	12/31/2020	9/24/2021	9/24/2021	$0.0019125683				22,544	$22,544
					$1,020,115	$194,562	$14,333	$45,088	$1,274,098

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2022, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since June 30, 2022 was $690,893, or $0.001917808 per K Share per day, $235,453, or $0.001917808 per K-I Share per day, and $10,594, or $0.001917808 per K-T Share per day, respectively.

Note 8 - Income Taxes

The Company recognized consolidated income tax expense of $200,498 and $24,514 for the three months ended September 30, 2022 and 2021, respectively. The Company recognized consolidated income tax expense of $243,473 and $25,864 for the nine months ended September 30, 2022 and 2021, respectively. These amounts relate to the operations of the Company’s TRSs.

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

Factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

●	the short- and longer-term effects of the COVID-19 pandemic and variants of COVID-19, including decreased demand for travel, transient and group business, and levels of consumer confidence;
●	actions that governments, businesses and individuals take in response to the COVID-19 pandemic and variants of COVID-19, including limiting or banning travel, limiting the number of attendees at events, and social distancing requirements;
●	the impact of and actions taken in response to the COVID-19 pandemic and variants of COVID-19, including the ability to provide adequate staffing levels required to effectively operate our hotel properties and meet customer needs;

●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	the pace of economic and travel industry recovery following the COVID-19 pandemic and variants of COVID-19;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;
●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;
●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;
●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	potential recessionary pressures leading to lower economic activity which could result in a decline in consumer confidence and a corresponding drop in consumer spending;
●	events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns and natural disasters;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

●	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles ("GAAP").

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of September 30, 2022, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through September 30, 2022, we received approximately $40,285,110 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $885,545 of K Shares, $542,189 of K-I Shares and $57,214 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. In the three months ended September 30, 2022 and 2021, the Company’s Sponsor requested reimbursement for $35,120 and $56,035, respectively, of such administrative service expenses. In the nine months ended September 30, 2022 and 2021, the Company’s Sponsor requested reimbursement for $122,813 and $150,134, respectively, of such administrative service expenses. Of these amounts, $25,362 is included in due to related parties on the condensed consolidated balance sheet as of September 30, 2022.

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

We incurred operating expenses of approximately $2,500,929 and incurred an Excess Amount of approximately $415,662 during the twelve months ended September 30, 2022. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for the twelve months ended September 30, 2022 was justified as unusual and non-recurring due to the continued impact of the COVID-19 pandemic on the Company’s business and assets coupled with the current macroeconomic conditions including inflation at a 20 year high.

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

Recent Developments

COVID-19 Impact

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and was declared a global pandemic by the World Health Organization in March 2020. The Company experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company has experienced an improvement in traveler sentiment. While such factors have helped contribute to improved conditions throughout 2021 and the first three quarters of 2022, there can be no assurances that the vaccines will contain the spread of the virus and its variants and allow the economy to fully recover. Therefore, while the Company has experienced continued improvement in its operations through the first three quarters of 2022 and expects continued improvement through the rest of the year, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, quarantines, deterioration of consumer sentiment or significant inflationary pressures.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially or fully forgivable. In May 2020, we received $1,018,917 in PPP loans relating to four hotel properties. On January 11, 2021, the SBA opened an additional round of PPP funding, and we received $1,426,672 in PPP loans in the second round relating to the same four properties. As of September 30, 2022, the Company received formal written approval of forgiveness applications from the SBA for the full amount of these PPP loans.

The CARES Act also provides the ERTC, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers and equal to 50% of qualified wages paid per quarter through December 31, 2020 and up to $10,000 per employee and equal to 70% of qualified wages paid per quarter through September 30, 2021. An affiliate of the Company’s hotel property managers qualified for the ERTC. The Company has a $42,126 receivable balance from its affiliate for amounts related to wages reimbursed by the Company pursuant to its property management agreements included in Due from related parties in the Company’s condensed consolidated balance sheet as of September 30, 2022.

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

Market Outlook

The impact of the COVID-19 pandemic on the global and U.S. economy and the travel industry in particular has been unprecedented, causing a severe impact to our operations beginning in the first quarter of 2020 and continuing through 2021. The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an annual rate of approximately 5.7% during 2021, according to the U.S. Department of Commerce, in contrast to a decrease of approximately 3.5% during 2020. The increase in GDP during the year ended December 31, 2021 reflected increases in all major subcomponents, led by personal consumption expenditures (“PCE”), nonresidential fixed investment, exports, residential fixed investment and private inventory investment. Third quarter 2022 GDP increased by 2.6% after the first and second quarters of 2022 declined by 1.45% and 0.9%, respectively. The increase in the third quarter reflected increases in exports, consumer spending, nonresidential fixed investment, federal government spending, and state and local government spending.

In addition, the 2022 unemployment rate stayed steady at 3.5% in September 2022, 3.6% in March 2022 and June 2022. The rate decreased from the 2021 rates of 3.9% in December 2021 and 4.8% in September 2021 and 5.9% in June 2021. The unemployment rate has declined considerably from the April 2020 high of 14.7% and has returned to the pre-pandemic rate of 3.5% in February 2020.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at September 30, 2022.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have not been assessed interest or penalties by any major tax jurisdictions. We have tax years 2019 through 2021 remaining subject to examination by various federal and state tax jurisdictions.

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

For information on distributions paid during the three months ended September 30, 2022, refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
Distributions paid in cash	$2,254,296		$1,041,589
Distributions reinvested	596,103		187,421
Total distributions	$2,850,399		$1,229,010
Source of distributions:
Cash flows provided by operations	$2,254,296	79%	$1,041,589	85%
Offering proceeds from issuance of common stock pursuant to the DRIP	596,103	21%	187,421	15%
Total sources	$2,850,399	100%	$1,229,010	100%

Although the tax composition of such distributions may be a return of capital, distributions for the nine months ended September 30, 2022 and 2021 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect to all four quarters of 2021 and the first three quarters of 2022, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. The ability to compare one period to another is significantly affected by the inclusion of operations of the Cherry Tree Inn starting on June 3, 2021 and the effect of COVID-19. Therefore, our results of operations for the three and nine months ended September 30, 2022 are not directly comparable to those for the three and nine months ended September 30, 2021.

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

The negative impact on room demand at our hotel properties stemming from the COVID-19 pandemic has been significant and we continue to closely monitor the effect on occupancy and RevPAR at our hotel properties. RevPar continues to improve and exceeds pre-pandemic levels. For the three months ended September 30, 2022 and September 30, 2019, RevPAR was $182.48 and $128.41, respectively for the hotel properties owned in both periods.

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

●	Revenue strategies include focusing on occupancy driven revenue as opposed to rate driven revenue, which is accomplished by pursuing and accepting business that may not be in the traditional preferred rate range while continuing to maintain current and previous hotel accounts and providing incentives to rebook on future dates.
●	Expense strategies include the implementation of cost saving measures such as: staffing optimization, limiting services, energy conservation measures, etc.

We cannot, however, predict with certainty, even with our best efforts in these strategies, what level of potential revenues and expense savings can be achieved overall to mitigate the decline in business our hotels have experienced. Potential expense savings may also be negatively impacted by rising inflation.

The extent and duration of the effects of COVID-19 are not yet clear. For more information, see Part I, Item 1A. “Risk Factors” included in our Annual Report.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $9,652,212 for the three months ended September 30, 2022 from $9,131,968 for the three months ended September 30, 2021. The net increase of $520,244, or 5.7%, was largely due to significant increases in ADR.

The following presents the hotel operating results for the three months ended September 30, 2022 for the full portfolio:
	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	82.15%	79.28%	72.92%
ADR	$275.81	$253.11	$213.27
RevPAR	$228.26	$208.95	$156.56

The following presents the hotel operating results for the three months ended September 30, 2021 for the full portfolio.

	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	86.76%	78.90%	70.74%
ADR	$251.73	$235.90	$193.91
RevPAR	$225.12	$195.79	$142.41

A comparison of hotel rooms revenues for the hotels operated continuously for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$1,446,236	$1,442,728	$3,508	0.24%
Staybridge Suites St. Petersburg	1,177,680	1,031,831	145,849	14.13%
Hotel Indigo Traverse City	3,234,225	3,275,207	(40,982)	(1.25)%
Hilton Garden Inn, Providence	1,850,985	1,570,991	279,994	17.82%
Cherry Tree Inn	1,943,086	1,811,211	131,875	7.28%
	$9,652,212	$9,131,968	$520,244	5.70%

The increase in rooms revenues of $3,508, or 0.24%, at the Springhill Suites Wilmington is primarily driven by increases in occupancy compared to the prior year partially offset by a decrease in ADR. Occupancy at the Springhill Suites Wilmington increased from 75.10% for the three months ended September 30, 2021, to 79.23% for the three months ended September 30, 2022. The ADR at the Springhill Suites Wilmington decreased from $170.40 for the three months ended September 30, 2021, to $164.16 for the three months ended September 30, 2022, a decrease of 3.66%.

The increase in rooms revenues of $145,849, or 14.13%, at the Staybridge Suites St. Petersburg is primarily driven by increases in both the ADR and occupancy compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg increased from 71.36% for the three months ended September 30, 2021, to 75.37% for the three months ended September 30, 2022. The ADR at the Staybridge Suites St. Petersburg increased from $131.29 for the three months ended September 30, 2021, to $142.55 for the three months ended September 30, 2022, an increase of 8.58%.

The decrease in rooms revenues of $40,982 or 1.25%, at the Hotel Indigo Traverse City is primarily driven by slight decreases in both the ADR and occupancy compared to the prior year. Occupancy at the Hotel Indigo Traverse City decreased from 90.98% for the three months ended September 30, 202,1 to 90.37% for the three months ended September 30, 2022. The ADR at the Hotel Indigo Traverse City decreased from $360.99 for the three months ended September 30, 2021 to $360.86 for the three months ended September 30, 2022, a negligible decrease.

The increase in rooms revenues of $279,994, or 17.82%, at the Hilton Garden Inn Providence is primarily driven by increases in both the ADR and occupancy compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 65.65% for the three months ended September 30, 2021 to 68.39% for the three months ended September 30, 2022. The ADR at the Hilton Garden Inn Providence increased from $190.16 for the three months ended September 30, 2021 to $214.30 for the three months ended September 30, 2022, an increase of 12.69%.

The increase in rooms revenues of $131,875, or 5.7%, at the Cherry Tree Inn is primarily driven by increases in the ADR compared to the prior year. Occupancy at the Cherry Tree Inn decreased from 90.92% for the three months ended September 30, 2021 to 77.24% for the three months ended September 30, 2022. The ADR at the Cherry Tree Inn increased from $283.06 for the three months ended September 30, 2021 to $355.11 for the three months ended September 30, 2022, an increase of 25.45%.

Food and beverage revenues

Food and beverage revenues increased to $1,038,870 for the three months ended September 30, 2022 from $976,812 for the three months ended September 30, 2021. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $62,058 increase from the prior year period is in line with the increase in rooms revenues.

Other operating revenues

Other operating revenues increased to $260,906 for the three months ended September 30, 2022, from $202,177 for the three months ended September 30, 2021. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $58,729 increase from the prior year period is primarily due to an increase in parking and gift shop revenue.

Rooms expenses

Rooms expenses decreased to $1,684,324 for the three months ended September 30, 2022 from $1,697,376 for the three months ended September 30, 2021. The $13,052 net decrease in rooms expenses is primarily due to the slight decline in occupancy. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,684,324 and $1,697,376 represent 17.5% and 18.6% of rooms revenues for the three-month period ended September 30, 2022 and 2021, respectively.

Food and beverage expenses

Food and beverage expenses were $643,022 and $574,608 for the three months ended September 30, 2022 and 2021, respectively. The $68,414 increase in food and beverage expenses is primarily due to current inflationary pressures. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 61.9% and 58.8% of food and beverage revenues for the three-month period ended September 30, 2022 and 2021, respectively. The percentage increase is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $2,845,813 and $2,678,659, for the three months ended September 30, 2022 and 2021, respectively. The $167,154 increase in other property expenses is primarily driven by the rise in labor costs and credit card commissions. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $328,867 and $309,697 for the three months ended September 30, 2022 and 2021, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $348,781 and $354,591 for the three months ended September 30, 2022 and 2021, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $262,628 and $484,583 for the three months ended September 30, 2022 and 2021, respectively. Other fees to affiliates include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. Acquisition fees incurred for the three months ended September 30, 2021 were $264,789 and related to the purchase of the Cherry Tree Inn. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $177,812 for the three months ended September 30, 2022 from $163,759 for the three months ended September 30, 2021. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $35,120 and $56,035 in the three months ended September 30, 2022 and 2021, respectively. Other fees to affiliates for the three months ended September 30,2022, included $49,696 of expenses incurred by an affiliate of our Sponsor related to the application for the ERTC.

Depreciation and amortization

Depreciation and amortization expenses were $990,626 and $883,605 for the three months ended September 30, 2022 and 2021, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Loss on the disposal of fixed assets

Loss on disposal of fixed assets was $10,535 for the three months ended September 30, 2022, and related to the replacement of certain room furnishings at the Staybridge Suites St. Petersburg.

Interest expense, net

Interest expense, net, was $716,108 and $681,293 for the three months ended September 30, 2022 and 2021, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended September 30, 2022, we incurred $30,702 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,139 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $228 and $197 for three months ended September 30, 2022 and 2021, respectively. Interest income on the ERTC received was $33,794 for the three months ended September 30, 2022. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate cap/swap

Unrealized gain on our interest rate cap was $62,109 for the three months ended September 30, 2022 and related to the TCI note interest rate cap which expires on August 15, 2023. Realized gain on interest rate swap was $86,161 for the three months ended September 30, 2021 representing the write off of the remaining liability balance related to the TCI note swap which expired during the third quarter of 2021.

Income tax expense

Income tax expense of $200,498 and $24,514 for the three months ended September 30, 2022 and 2021, respectively, related to taxable income at the TRSs.

Net income

For the three months ended September 30, 2022, we had net income of $2,982,895 compared to net income of $2,708,192 for the three months ended September 30, 2021. The increase in net income of $274,703 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $214,792 for the three months ended September 30, 2022 compared to net income relating to noncontrolling interests of $173,426 for the three months ended September 30, 2021. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $20,916,938 for the nine months ended September 30, 2022 from $17,384,237 for the nine months ended September 30, 2021. The net increase of $3,532,701 was attributable to significant increases in ADR. In the nine months ended September 30, 2022, the rooms revenues generated by the Cherry Tree Inn was $3,164,871. Rooms revenues generated by the Cherry Tree Inn was $2,231,235 from June 3, 2021 through September 30, 2021. Excluding the impact of the Cherry Tree Inn, revenue increased 2,599,065 or 17.15% from the same period in 2021.

Food and beverage revenues

Food and beverage revenues increased to $2,036,163 for the nine months ended September 30, 2022 from $1,638,012 for the nine months ended September 30, 2021. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $398,151 increase from the prior year period is in line with the increase in rooms revenues. In the nine months ended September 30, 2022, the food and beverage revenues generated by the Cherry Tree Inn was $6,204. Food and beverage revenues generated by the Cherry Tree Inn was $3,975 from June 3, 2021 through September 30, 2021.

Other operating revenues

Other operating revenues increased to $1,417,920 for the nine months ended September 30, 2022 from $475,218 for the nine months ended September 30, 2021. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $942,702 increase from the prior year period is primarily due to the receipt of a $215,660 Business Recovery Grant from the state of North Carolina by the Springhill Suites Wilmington, a $381,168 Growing Michigan Business grant awarded to the Hotel Indigo Traverse City and a $250,000 grant received from the Rhode Island Rebounds program by the Hilton Garden Inn Providence as well as increases in parking and gift shop revenue. In the nine months ended September 30, 2022, the other operating revenues generated by the Cherry Tree Inn was $42,995. Other operating revenues generated by the Cherry Tree Inn was $19,353 from June 3, 2021 through September 30, 2021.

Rooms expenses

Rooms expenses decreased to $3,190,483 for the nine months ended September 30, 2022 from $3,466,570 for the nine months ended September 30, 2021. The $276,087 net decrease in rooms expenses is primarily due a reduction in payroll costs as the result of $860,899 in reimbursements from an affiliate as a result of the affiliate qualifying for ERTCs related to wages reimbursed by the Company offset by the corresponding increase in rooms revenues. In the nine months ended September 30, 2021, rooms expenses generated by the Cherry Tree Inn was $698,378. In the nine months ended September 30, 2021, the rooms expenses generated by the Cherry Tree Inn from June 3, 2021 through September 30, 2021, was $395,777. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Excluding the impact of the ERTC, rooms expenses of $4,051,382 and $3,466,570 represent 19.4% and 19.9% of rooms revenues for the nine-month period ended September 30, 2022 and 2021, respectively.

Food and beverage expenses

Food and beverage expenses were $1,378,905 and $1,018,965 for the nine months ended September 30, 2022 and 2021, respectively. The $359,940 increase in food and beverage expenses is primarily due to current inflationary pressures. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 67.7% and 62.2% of food and beverage revenues for the nine-month period ended September 30, 2022 and 2021, respectively. The percentage increase is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $7,487,453 and $6,130,213, for the nine months ended September 30, 2022 and 2021, respectively. The $1,357,240 increase in other property expenses is primarily driven by the rise in labor costs and credit card commissions along with the incremental other property expenses of the Cherry Tree Inn. In the nine months ended September 30, 2021, other property expenses generated by the Cherry Tree Inn was $877,160. In the nine months ended September 30, 2021, the other property expenses generated by the Cherry Tree Inn from June 3, 2021 through September 30, 2021, was $525,509. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $706,587 and $585,439 for the nine months ended September 30, 2022 and 2021, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. In the nine months ended September 30, 2021, property management fees to affiliates generated by the Cherry Tree Inn was $96,401. In the nine months ended September 30, 2021, the property management fees to affiliates generated by the Cherry Tree Inn from June 3, 2021 through September 30, 2021, was $67,633.

Corporate general and administrative

Corporate general and administrative expenses were $1,052,282 and $979,892 for the nine months ended September 30, 2022 and 2021, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $702,442 and $866,224 for the nine months ended September 30, 2022 and 2021, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $529,933 for the nine months ended September 30, 2022 from $451,301 for the nine months ended September 30, 2021. Other fees to affiliates include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. Acquisition fees incurred for the nine months ended September 30, 2021 were $264,789 and related to the purchase of the Cherry Tree Inn. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $122,813 and $150,134 in the nine months ended September 30, 2022 and 2021, respectively. Other fees to affiliates for the nine months ended September 30,2022, included $49,696 of expenses incurred by an affiliate of our Sponsor related to the application for the ERTC.

Depreciation and amortization

Depreciation and amortization expenses were $2,852,336 and $2,443,246 for the nine months ended September 30, 2022 and 2021, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $409,090 increase in depreciation and amortization expense is primarily the result of the July 30, 2021 acquisition of the Cherry Tree Inn.

Gain on loan extinguishment

Gain on loan extinguishment was $942,605 and $635,317 for the nine months ended September 30, 2022 and 2021, respectively and related to the forgiveness of PPP loans by the SBA.

Loss on the disposal of fixed assets

Loss on disposal of fixed assets was $10,535 for the nine months ended September 30, 2022, and related to the replacement of certain room furnishings at the Staybridge Suites St. Petersburg.

Interest expense, net

Interest expense, net, was $2,026,484 and $1,985,870 for the nine months ended September 30, 2022 and 2021, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the nine months ended September 30, 2022, we incurred $78,361 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $99,236 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $8,110 and $37,031 for the nine months ended September 30, 2022 and 2021, respectively. Interest income on the ERTC tax credits received was $33,794 for the nine months ended September 30, 2022. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate cap/swap

Unrealized gain on our interest rate cap was $147,218 for the nine months ended September 30, 2022 and related to the TCI note interest rate cap which expires on August 15, 2023. Gain on our interest rate swap was $289,412 for the nine months ended September 30, 2021 and related to changes in interest rates and time related to maturity of the TCI note swap which expired on August 15, 2021.

Income tax expense

Income tax expense of $243,473 and $25,864 for the nine months ended September 30, 2022 and 2021, respectively, related to taxable income at the TRSs.

Net income

For the nine months ended September 30, 2022, we had net income of $5,809,864 compared to net income of $2,919,913 for the nine months ended September 30, 2021. The increase in net income of $2,889,951 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $1,033,968 for the nine months ended September 30, 2022 compared to net income relating to noncontrolling interests of $443,746 for the nine months ended September 30, 2021. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

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

To address the significant strain on the hotels’ cash flows and the uncertainty, at the onset of the COVID-19 pandemic, we implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments, and we utilized provisions from the CARES Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we received $1,018,917 in first round PPP loans related to four hotel properties. As of September 30, 2022, we received $1,426,672 of second round PPP loans. As of September 30, 2022, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $2,445,589. For more information, refer to Note 5 – “Other Debt” to our unaudited interim condensed consolidated financial statements.

There is still uncertainty relating to the possibility of recurrences of COVID-19 case surges that could result in further reductions in business and personal travel. The market and economic challenges associated with COVID-19 could materially affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, if any, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

On April 7, 2020, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the

DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an estimated NAV per share of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 10, 2020, our board of directors also unanimously approved the resumption of the acceptance of subscriptions and the resumption of the operation of the DRIP, which will be effective with the next authorized payment of distributions. On June 9, 2021, the Company’s board of directors determined an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of September 30, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. The Company, with the approval of its board of directors, terminated the Public Offering on August 13, 2021.

We paid quarterly distributions with respect to the quarters ended March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the nine months ended September 30, 2022 and 2021.

Cash Flows Provided by Operating Activities

As of September 30, 2022, we owned an interest in five hotel properties. We owned an interest in four hotel properties from January 1, 2021 through July 30, 2021. During the nine months ended September 30, 2022, net cash provided by operating activities was $8,068,498 compared to the net cash provided by operating activities of $5,797,797 for the nine months ended September 30, 2021. Our operating cash flows during the nine months ended September 30, 2022 were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate cap agreement and by adjustments for receivables, other assets, gain on loan extinguishment, loss on disposal of fixed assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the nine months ended September 30, 2021 was the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement, and by adjustments for receivables, other assets, gain on loan extinguishment, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2022, net cash used in investing activities was $2,300,075 and was the result of capital improvements at our hotel properties. During the nine months ended September 30, 2021, net cash used in investing activities was $15,601,158, which represented the investment in the Cherry Tree Inn, net, and capital improvements at our hotel properties.

Cash Flows (Used in) Provided by Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities was $2,989,496. We paid stockholder servicing fees totaling $4,278. We received $1,270,226 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”) and the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) totaling $275,915 We paid cash distributions of $2,254,296 to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2022, also includes $833,000 of distributions to noncontrolling interests. Additionally, we repurchased $850,999 of outstanding shares of common stock. We paid $41,234 in deferred financing cost.

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

Debt

We intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in properties. However, the percentage of debt financing we utilize at any given time will be dependent upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, the availability of properties meeting our investment criteria, the availability of debt financing, and changes in the cost of debt financing. To help finance our initial acquisitions, we may utilize short-term borrowings. However, after our initial property acquisitions, as a general principle, we anticipate that the term of any debt financing we utilize will correspond to the anticipated holding period for the respective property.

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

The note secured by the Hotel Indigo Traverse City (“TCI Note”) provided for interest only monthly payments until maturity. However, on April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments did not accrue interest but were deemed principal to be due and payable in full on or before June 30, 2021. The Deferred Payments have been paid in full as of September 30, 2022. Regularly scheduled interest payments recommenced on July 1, 2020.

As of September 30, 2022, we believe the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

The note secured by the Hilton Garden Inn Providence (“HGI Note”) required monthly interest payments at a fixed rate of 4.25%. The HGI Note provided for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. However, on April 23, 2020, we and the Operating Partnership, through its subsidiary, entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the existing lender, to amend the terms of the mortgage loan and loan documents on the HGI Notes. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with April 2020 were deferred until the date that is twelve months after the date each payment was originally due. The deferred payments have been paid in full as of September 30, 2022.

In regards to the HGI Note, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants were waived until the year ended December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants were waived until the year ended December 31, 2021. As of September 30, 2022, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with its covenant requirements and all required payments have been made as agreed.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg had failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests resumed as of March 31, 2022. As of September 30, 2022, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with its covenant requirements and all required payments have been made as agreed.

Starting with December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents. In March 2021, we received a written waiver of all debt service coverage testing through June 30, 2021, from the lender. As of September 30, 2022, we believe the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with its covenant requirements and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of September 30, 2022 are as follows:

	2022	2022-2023	2024-2025	Thereafter	Total
Outstanding debt obligations	$105,926	$39,157,264	$25,753,197	$—	$65,016,387
Interest payments on outstanding debt obligations	952,637	4,066,597	631,476	—	5,650,710
Total	$1,058,563	$43,223,861	$26,384,673	$—	$70,667,097

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (“Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss); and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of operations. Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us. Acquisition fees and expenses include payments to PHA or its affiliates and third parties. Such fees and expenses will not be reimbursed by PHA or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, PHA or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations, and acquisition expenses associated with transactions determined to be an asset purchase are capitalized.

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

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of net income to MFFO:
Net income attributable to noncontrolling interests	$2,982,895	$2,708,192	$5,809,864	$2,919,913
Depreciation and amortization	990,626	883,605	2,852,336	2,443,246
FFO	3,973,521	3,591,797	8,662,200	5,363,159
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(214,792)	(173,426)	(1,033,968)	(443,746)
Depreciation and amortization attributable to noncontrolling interest	(174,378)	(153,488)	(519,789)	(494,891)
FFO attributable to common stockholders	3,584,351	3,264,883	7,108,443	4,424,522
Acquisition fees and expenses	—	346,239	—	346,239
Amortization of deferred financing costs and debt discounts and premiums as interest	(2,438)	596	(20,875)	(1,876)
Gain on loan extinguishment	—	—	(942,605)	(635,317)
Gain on interest rate cap/swap	(62,109)	(86,161)	(147,218)	(289,412)
MFFO attributable to common stockholders	$3,519,804	$3,525,557	$5,997,745	$3,844,156

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2022, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report, other than as set forth below, which supplements the risk factors included in our Annual Report. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Changes in monetary policy implemented by the Federal Reserve, including its recent increases in the targeted Federal Funds Rate and its reduction of purchases of longer-term treasury securities and fixed-rate Agency mortgage backed securities (“Agency MBS”) have caused interest rates to rise and the yield curve to flatten which has negatively impacted, and may continue to impact, the market value of our investments and our borrowing costs.

In an effort to tame rising inflation levels, the Federal Reserve has been aggressively increasing the Federal Funds Rate since the first quarter of 2022, ending the third quarter of 2022 with a target range of 3.00%-3.25%, and is likely to continue the hikes through at least the end of 2022. In addition, the Federal Reserve’s quantitative tightening policies have included decreasing the pace of its large-scale purchases of Agency RMBS and U.S. Treasuries, creating net supply in the market. The combination of these actions have resulted in an increase in interest rates and a flattening of the yield curve, negatively impacting the market value of our investments since the fourth quarter of 2021 and so far into 2022. In addition, the increase in the Federal Funds Rate has significantly increased our borrowing costs, which is likely to continue through at least the remainder of 2022.

Many of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.

In recent months, the consumer price index has increased substantially. Federal policies discussed above and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index.

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

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through September 30, 2022, pursuant to the DRIP, we issued 95,216 K Shares to investors at a weighted average of $9.30 per K Share for gross proceeds of $885,545, 58,198 K-I Shares at a weighted average of $9.32 per K-I Share for gross proceeds of $542,189, and 6,176 K-T Shares at a weighted average of $9.26 per K-T Share for gross proceeds of $57,214, for total gross DRIP proceeds of $1,484,948. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From inception through September 30, 2022, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through September 30, 2022, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$3,001,518	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,257,002

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of September 30, 2022, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $50,105,131.

Subsequent to September 30, 2022 and through November 9, 2022, pursuant to the DRIP Offering, we sold approximately 11,123 K Shares at a weighted average price of $9.78 per share for gross proceeds of $108,779, approximately 8,267 K-I Shares at a weighted average price of $9.78 per share for gross proceeds of $80,855 and approximately 699 K-T Shares at a weighted average price of $9.78 per share for gross proceeds of $6,833, for total gross proceeds of $196,467 in the DRIP Offering.

We have used the net proceeds from our Offerings to acquire a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of September 30, 2022, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings. A portion of the net proceeds from our Offerings was also used to fund capital expenditures at the hotel properties and operating expenses.

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

During the three months ended September 30, 2022, we fulfilled repurchase requests and repurchased K-Shares pursuant to our share repurchase program as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
July 2022	10,348	—	$—	(2)
August 2022	6,531	38,959	$10.19	(2)
September 2022	—	—	$—	(2)
	16,879	38,959

(1)	We generally repurchase shares within the six weeks following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in August 2022 related to repurchase requests received during the prior quarter. As of September 30, 2022, there were three outstanding and unfulfilled repurchase requests for 16,879 K Shares.

(2)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap).

Our board of directors approved three outstanding repurchase requests received during the three months ended March 31, 2022, and, on April 12, 2022, we repurchased 37,500 K Shares for $369,375, or $9.85 per K Share. Our board of directors approved seven outstanding repurchase requests received during the three months ended June 30, 2022, and, on August 5, 2022, we repurchased 37,302 K Shares for $380,036 or $10.19 per K Share, 657 K-I Shares for $6,590 or $10.03 per K-I Share and 1,000 K-T Shares for $10,290 or $10.29 per K-T Share. Our board of directors approved three outstanding repurchase requests received during the three months ended September 30, 2022, and, on October 18, 2022, we repurchased 16,879 K Shares for $167,356 or $9.92 per K Share.

Our board of directors approved two outstanding repurchase requests received during the three months ended March 31, 2021, and, on May 7, 2021, we repurchased 34,700 K Shares for $289,421, or $8.34 per K Share. Our board of directors approved nine outstanding repurchase requests received during the three months ended June 30, 2021, and, on August 31, 2021, we repurchased 59,979 K Shares for $572,076, or $9.54 per K Share. Our board of directors approved two outstanding repurchase requests received during the three months ended September 30, 2021, and, on November 16, 2021, we repurchased 7,900 K Shares for $76,461, or $9.68 per K Share.

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

PROCACCIANTI HOTEL REIT, INC.

Date: November 10, 2022	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)