Form 10-K
period 2022-12-31
PROCACCIANTI HOTEL REIT, INC.
filed 2023-03-24
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock.

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 3,927,747 shares of Class K common stock, 1,329,967 shares of Class K-I common stock, 63,961 shares of Class K-T common stock, 581,410 shares of Class A common stock, and 125,000 shares of Class B common stock held by non-affiliates, for an aggregate market value of $62,672,295, assuming a market value of $10.29 per share of Class K common stock, $10.29 per share of Class K-I common stock, $10.29 per share of Class K-T common stock, $13.34 per share of Class A common stock and $1.25 per share for Class B common stock.

As of March 24, 2023, there were 3,937,421 shares of the Registrant’s Class K common stock issued and outstanding, 1,353,937 shares of the Registrant’s Class K-I common stock issued and outstanding, 15,594 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Such risks, uncertainties, and other important factors, include, among others, the risks, the uncertainties and factors set forth under Part I – Item 1A. “Risk Factors” and Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following:

●	the continuing effects of the COVID-19 pandemic including the possible impact of an emergence of new virus strains and the corresponding availability of effective treatment and levels of consumer confidence;
●	the impact of and actions taken in response to the COVID-19 pandemic, including the ability to provide adequate staffing levels required to effectively operate our hotel properties and meet customer needs;
●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;

●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;
●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;
●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns and natural disasters;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below);

●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles (“GAAP”).

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

PART I

Item 1.Business

Overview

Procaccianti Hotel REIT, Inc. (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2022, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

To maintain our qualification as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees (“TRS Lessees”), which are wholly owned by the Company’s taxable REIT subsidiary (“TRS”) holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. Lease revenue from each TRS Lessee is eliminated in consolidation for financial statement purposes. The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. These may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, or TPG Hotels & Resorts, Inc.’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates or designees of TPG. Our property manager operates and manages all or substantially all of our hotel properties.

We anticipate our TRSs will enter into property management agreements with one or more property management companies affiliated with our Sponsor. We expect our property manager will operate and manage all or substantially all of our hotel properties. We collectively refer to TPG and other property management companies affiliated with our Sponsor as our property manager.

PHA and affiliated property managers are entitled to receive fees during the acquisition and operational stages of the Company, and PHA may be eligible to receive fees during the liquidation stage of the Company.

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

We terminated our Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of shares of Class K common stock (“K Shares”) and Class A common stock (“A Shares”, including Units (which were comprised of one K Share and one A Share)), in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to TPG Hotel REIT Investor, LLC (“THR”), an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units.

Since the commencement of the Public Offering and through December 31, 2022, we received approximately $40,482,318 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $995,064 of K Shares, $623,043 of K-I Shares and $64,047 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in the Public Offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

We intend to establish an estimated per share net asset value (“Estimated Per Share NAV”) on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with our advisor and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last four years as of each valuation date presented below (which were the Estimated NAV Per Share for the K Shares, K-I Shares and K-T Shares, unless otherwise indicated):

Valuation Date	Effective Date	Estimated Per Share NAV
March 31, 2022	June 27, 2022	$10.29	(1)
March 31, 2021	June 9, 2021	$9.85	(2)
March 31, 2020	June 10, 2020	$8.56	(3)
March 31, 2019	May 23, 2019	$10.00	(4)

(1)	The Estimated Per Share NAV per A Share was $13.34 and the Estimated Per Share NAV per share of Class B capital stock (“B Share”) was $1.25.
(2)	The Estimated NAV Per K-I Share was $9.77, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per B Share was $0.00.
(3)	The Estimated NAV Per K-I Share was $8.55, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per B Share was $0.00.
(4)	The Estimated Per Share NAV per A Share was $3.97 and the Estimated Per Share NAV per B Share was $0.00.

Components of NAV	3/31/2022
Real Estate	$130,270,000
Mortgage Notes Payable	(63,343,282)
Other Assets	10,455,970
Other Liabilities	(4,181,996)
Noncontrolling Interest	(9,052,965)
Net Asset Value	$64,147,727

Components of NAV by Share Class	K	K-I	K-T	Class A	Class B	Total
Accrued Unpaid Distributions	$708,266	$230,087	$11,017	$1,473,071	$-	$2,422,441
Liquidation Preference	40,811,110	13,219,139	631,997	5,814,096	-	$60,476,342
Remaining Distribution Allocation	466,234	151,018	7,220	468,354	156,118	$1,248,944
Net Asset Value	$41,985,610	$13,600,244	$650,234	$7,755,521	$156,118	$64,147,727
Shares Outstanding	4,081,111	1,321,914	63,200	581,410	125,000
NAV Per Share	$10.29	$10.29	$10.29	$13.34	$1.25

The Estimated Per Share NAV of each of our classes of capital stock is calculated in accordance with our charter, as amended. Our net asset value (“NAV”) is, in accordance with our charter, allocated (i) first, to the liquidation preference on each of the K-I Shares, K Shares and K-T Shares equal to $10.00, plus all accumulated, accrued, and unpaid distributions on the K-I Shares, K Shares and K-T Shares, respectively, (ii) second, to the payment of any deferred and unpaid asset management fees, acquisition fees and disposition fees (including interest accrued on all such fees at a non-compounded rate of 6.0% per annum) to our advisor, (iii) third, to the liquidation preference on the A Shares equal to $10.00, plus all accumulated, accrued and unpaid distributions on the A Shares, and (iv) fourth, following the distribution and payment in full of all of the preceding obligations, (a) 50.0% of the remaining NAV is allocated to the holders of the K-I Shares, K Shares and K-T Shares (pro rata based on the number of K-I Shares, K Shares, and K-T Shares outstanding), (b) 12.5% of the remaining NAV is allocated to B Shares, and (c) 37.5% of remaining NAV is allocated to the A Shares.

COVID-19 Impact

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and was declared a global pandemic by the World Health Organization in March 2020. The Company experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company has experienced an improvement in traveler sentiment. While such factors have helped contribute to improved conditions throughout 2021 and 2022, there is still the risk of an emergence of new virus strains and the corresponding availability of effective treatment. Therefore, while the Company has experienced continued improvement in its operations through 2022, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, deterioration of consumer sentiment or significant inflationary pressures.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially or fully forgivable. In May 2020, we received $1,018,917 in PPP loans relating to four hotel properties. On January 11, 2021, the SBA opened an additional round of PPP funding, and we received $1,426,672 in PPP loans in the second round relating to the same four properties. As of December 31, 2022, the Company received formal written approval of forgiveness applications from the SBA for the full amount of these PPP loans.

The CARES Act also provided a federal employee retention tax credit (“ERTC”), which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers and equal to 50% of qualified wages paid per quarter through December 31, 2020 and up to $10,000 per employee and equal to 70% of qualified wages paid per quarter through September 30, 2021. An affiliate of the Company’s hotel property managers qualified for the ERTC. In 2022, the Company received $860,899 from the affiliate for amounts related to wages reimbursed by the Company pursuant to its property management agreements.

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

2022 Highlights

As of December 31, 2022:

●	we continued offering shares pursuant to the DRIP Offering following the termination of the Public Offering, raising $793,310 in DRIP proceeds during 2022; and
●	our board of directors determined an estimated NAV per share of $10.29 for each of our K Shares, K-I Shares and K-T Shares, $13.34 per A Share and $1.25 per B Share, as of March 31, 2022.

Investment Objectives

We have investments in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:

●	to provide stable income for stockholders through the payment of cash distributions;
●	to preserve and return stockholders’ capital contributions; and
●	to maximize risk-adjusted returns on stockholders’ investment.

Investment Strategy

We used the net proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering and other sources of debt and equity financing to invest in a diverse portfolio of real estate investments located throughout the United States in the hospitality sector. We acquired existing hotel properties and entered into management agreements for their operations, with the objective of providing a stable and secure source of income for our stockholders and maximizing potential returns upon disposition of our assets through capital appreciation. Within our hotel portfolio, we focused on investments in “upper midscale,”

“upscale,” and “upper upscale” properties that satisfy our investment goals. Our emphasis has been on stabilized, income-producing hospitality assets and those that offer modest value-add opportunities through limited capital improvements, revenue enhancements, operational improvements, and correction of expense inefficiencies.

We invested substantially all of the net proceeds of the Offerings and other sources of debt and equity financing in hospitality properties, which comprise 100% of the aggregate cost of our portfolio. Our board of directors may revise this targeted portfolio allocation from time to time, or at any time, if it determines that a different portfolio composition is in our stockholders’ best interests.

Real Estate Portfolio

As of December 31, 2022, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. Our properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our five select-service hotel properties as of December 31, 2022:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,815,928
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,795,406
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,270,226

*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
(2)	Contract purchase price excludes acquisition fees and costs.

We are currently upgrading and improving the Cherry Tree Inn. The total cost is expected to be approximately $1,700,000. Approximately $250,000 was paid in the year ended December 31, 2021 from cash on hand, an additional $1,270,226 was advanced through the existing mortgage note in 2022 and an additional $135,500 is expected to be financed in the quarter ending March 31, 2023, with the one remaining advance available under the terms of the existing mortgage note. Other property investments in upgrades and improvements that are normal in the course of our business during the year ended December 31, 2022 are expected to be funded with cash on hand in our furniture and fixtures and equipment reserve accounts.

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

As of December 31, 2022, our total outstanding indebtedness totaled $65,004,654, including mortgage notes, and loans from affiliates. This amount did not exceed 300% of the value of our net assets.

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

We paid quarterly distributions with respect to all quarters during 2021 and 2022 with gross operating cash flow from our hotel properties, consistent with prior distributions. During the first two quarters of 2021 we did not make distributions within 45 days of quarter-end due to the impact of the COVID-19 pandemic. We have paid all accrued distributions as of December 31, 2022. Our board of directors will make determinations as to the payment of future distributions on a quarterly basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

Conflicts of Interest

PHA experiences potential conflicts of interest in connection with the management of our business affairs, including the following:

●	through a facilities, personnel, equipment and cost sharing agreement between PHA and our Sponsor (which we refer to as a cost sharing agreement), PHA utilizes employees from affiliated entities, including our Sponsor, in connection with various services, such as acquisitions, asset management, human resources, accounting, tax, valuation, information technology services, office space, compliance and legal;
●	PHA shares personnel with its affiliates, and such personnel must determine which investment opportunities to recommend to us or another program or joint venture managed by PHA or an affiliate, and must determine how to allocate resources among us and any other future programs or investments managed by PHA or its affiliates;
●	PHA, our property manager, their affiliates and their employees share resources and allocate their time between us and the other real estate investment projects and business activities in which they may be involved;
●	PHA may structure the terms of joint ventures between us and programs sponsored by our Sponsor’s affiliates;
●	PHA and its affiliates will have to allocate their time between us and other real estate programs and activities in which they are involved;
●	PHA and its affiliates receive fees in connection with the purchase, management, and sale of our properties, regardless of the quality of the property acquired or the services provided to us;
●	Due to the apparent preference of public markets for internally managed companies, a decision to list our shares on a national securities exchange could be preceded by a decision to become internally managed. Given PHA’s familiarity with our assets and operations, we could prefer to become internally managed by acquiring PHA. Even though PHA will not receive internalization fees, such an internalization transaction could result in significant payments to affiliates of PHA irrespective of whether our stockholders received the returns on which we have conditioned other back-end compensation, and we would not be required to seek a stockholder vote to become internally managed; and

●	All of our officers will face these conflicts because of their affiliation with PHA.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties, and other hotel properties we may acquire, may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays, as there is less business travel on such dates. Quarterly revenue also may be adversely affected by renovations and repositionings, our property managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 pandemic, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

Employees

We have no paid employees. The employees of PHA or its affiliates provide management, acquisition, advisory and certain administrative services for us. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the years ended December 31, 2022 and 2021, our sponsor requested reimbursement for $156,038 and $187,198, respectively of such administrative service expenses.

Environmental, Social and Governance (“ESG”)

We make ESG and diversity, equity and inclusion a priority throughout our organization and the communities in which we operate. As our portfolio evolves over time, sustainability will continue to increase in significance as we adapt and develop existing assets. We seek to ensure that all future changes to our portfolio, including new development, major renovation and on-going operations, are done in a socially and environmentally responsible manner.

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

●	the impact of the ongoing COVID-19 pandemic, including the emergence of new virus strains, availability of effective treatment, and potential regulatory and macroeconomic effects stemming from such impacts on our business, financial condition, liquidity and results of operations;
●	actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans if we are unable to make debt service payments or satisfy our other obligations under the forbearance agreements;
●	availability, terms and deployment of capital;
●	unanticipated increases in financing and other costs, including a rise in interest rates;
●	availability of qualified personnel to our advisor;
●	actual and potential conflicts of interest with our advisor, our executive officers and our non-independent director;
●	changes in governmental regulations, accounting rules, tax rates and similar matters;
●	our ability to implement effective internal controls to address any material weakness identified in this report;
●	legislative and regulatory changes, including changes to the Code and related rules, regulations and interpretations governing the taxation of REITs; and
●	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.

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

We do not have any employees, and rely on our property managers to employ the personnel required to operate the hotels we own. As a result, we have less ability in the labor shortage environment related to COVID-19 to manage staffing at our hotels than we would if we employed such persons directly.

We do not have any employees. We contractually engage property managers to operate, and to employ the personnel required to operate our hotels. Each property manager is required under its applicable management agreement to determine appropriate staffing levels; we are required to reimburse the applicable property manager for the cost of these employees. We are dependent on our property managers to make appropriate staffing decisions and to maintain adequate staffing levels than we would if we employed such personnel directly. As a result, our hotels may be staffed at a level lower or higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our property managers) in order to influence staffing decisions of our affiliated property managers.

No public market currently exists for our securities, and we have no current plans to list our shares on an exchange. If you are able to sell your securities, it is possible you would have to sell them at a substantial discount from the offering price.

There is no current public market for our securities, and we currently have no plans to list any of the securities we are offering on a national securities exchange or to liquidate our assets by a specified date. You may not sell your securities unless the buyer meets the applicable suitability and minimum purchase standards. Any sale of your shares must also comply with applicable securities laws. Our charter also contains a limitation on ownership that prohibits any person or entity from actually, constructively, or beneficially acquiring or owning more than 9.8% in value of the aggregate of the outstanding shares of our capital stock (which includes K Shares, K-I Shares and K-T Shares), or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of shares of our stock, unless exempted, prospectively or retroactively, by our board of directors. Our board of directors may waive this ownership limit with respect to a particular person if the board receives certain representations and warranties as required by our charter. This provision may inhibit large investors from purchasing your shares. Moreover, our share repurchase program includes numerous restrictions that limit your ability to sell your K Shares, K-I Shares or K-T Shares to us, and our board of directors may amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, it is possible you will have to sell them at a substantial discount from the price at which you purchased them from us. It is also likely that your shares will not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of their illiquid nature.

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

The Company has paid all quarterly distributions up to and including December 31, 2022. The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter

For the year ended December 31, 2022, we paid aggregate distributions of $3,809,945, including $3,016,635 of distributions paid in cash and 82,926 shares of our common stock issued pursuant to our distribution reinvestment plan for $793,310. For the year ended December 31, 2022, we had net income of $5,478,621, we had funds from operations (“FFO”) of $7,557,351 and net cash provided by operations of $8,297,577. For the year ended December 31, 2022, we funded $3,905,945, or 100%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from gross cash flow from operations at our hotel properties. Since inception, of the $11,238,663 in total distributions paid through December 31, 2022, including shares issued pursuant to our distribution reinvestment plan, we funded $11,144,469 or 99% from cash flow from operations and $94,194 or 1% from notes payable. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We expect to pay such quarterly distributions within 45 days of the end of each calendar quarter.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or any increases in cash distributions. During 2020 and the first two quarters of 2021 we did not make distributions within 45 days of quarter-end due to the impact of the COVID-19 pandemic. All distributions have now been paid and we are current on all distributions as of December 31, 2022. Furthermore, if more stockholders of K Shares, K-I Shares and K-T Shares opt to receive cash distributions rather than participate in our DRIP, we may be forced to liquidate some of our investments in order to make distribution payments required for us to maintain our qualification as a REIT. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with applicable regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure stockholders that we will pay distributions to our stockholders in the future.

Our stockholders’ investment return may be reduced if we were to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). If we lose our exemption from registration under the 1940 Act, we would not be able to continue our business unless and until we register under the 1940 Act.

We do not intend to register as an investment company under the 1940 Act. As of December 31, 2022, we had controlling interests in five hotel properties, and investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.

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

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. The Company’s emerging growth status will end December 31, 2023.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of  (a) the last day of the first fiscal year in which we have total annual gross revenue of  $235,000,000 (adjusted for inflation) or more, (b) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our capital stock registered under the Exchange Act held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed .3second fiscal quarter, and we have been publicly reporting for at least 12 months) or (c) the date on which we have issued more than $1,000,000,000 in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with certain more stringent audit rules adopted by the Public Company Accounting Oversight Board (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold stockholder advisory votes on executive compensation.

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

In an effort to tame rising inflation levels, the Federal Reserve has aggressively increased the Federal Funds Rate since the first quarter of 2022. The latest rate increase of 25 basis points in February 2023 brings the target short-term federal funds rate to a range of 4.5% to 4.75% and these increases are likely to continue further into 2023. In addition, the Federal Reserve’s quantitative tightening policies have included decreasing the pace of its large-scale purchases of Agency MBS and U.S. Treasuries, creating net supply in the market. The combination of these actions have resulted in an increase in interest rates and a flattening of the yield curve, negatively impacting the market value of our investments since the fourth quarter of 2021 and continuing into 2023. In addition, the increase in the Federal Funds Rate has significantly increased our borrowing costs, which is likely to continue into 2023.

There is refinancing risk associated with our debt.

We finance our long-term growth and liquidity needs with debt financings having staggered maturities, and use variable-rate debt or a mix of fixed and variable rate debt as appropriate based on favorable interest rates, principal amortization and other terms. In the event that we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels on disadvantageous terms, including unattractive prices or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. If we sell a hotel, the required loan repayment may exceed the sale proceeds.

We may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so, limiting our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the times and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments in us. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.

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

Risks Related to Hotel Investments

The outbreak of COVID-19 has and may continue to reduce our occupancy rates and RevPAR.

We will continue to closely monitor the impact of the ongoing COVID-19 pandemic, including the emergence of new virus strains, availability of effective treatment, and potential regulatory and macroeconomic effects stemming from such impacts on our occupancy rates and RevPar.

Further, the financial impact of the COVID-19 pandemic on us and our hotel operators could negatively impact our future compliance with the financial covenants of our debt obligations that can result in a default and potentially, an acceleration of indebtedness, which would adversely affect our financial condition and liquidity. All required payments have been made as of December 31, 2022.

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

As of December 31, 2022, our outstanding indebtedness consists of approximately $64,910,460 in property level debt, including approximately $15,092,000 of variable interest rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have, and may in the future, incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of our stockholders’ investments.”

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

Inflation remains elevated after reaching a 40-year high during 2022 and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Inflation poses a risk to us due to the possibility of future increases in interest rates. Continued inflation would adversely impact us due to higher interest rates on any new fixed-rate debt and our existing outstanding variable rate debt. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to our variable rate debt. However, in an increasing interest rate environment the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements will continue to increase.

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

We may be adversely affected by our use of Secured Overnight Financing Rate (“SOFR”) as the base rate for one of our mortgages.

As of December 31, 2022, we had $15,092,000 of variable interest rate debt as well as interest rate derivatives including caps on the majority of our variable rate debt that are indexed to SOFR, which has a limited history and a potential to be volatile. As such we may be adversely affected by changes in SOFR reporting practices and the method in which SOFR is determined.

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

Although we do not intend to request a ruling from the IRS, as to our REIT status, we have received the opinion of prior counsel, Morris Manning & Martin LLP with respect to our qualification as a REIT. This opinion was issued in connection with the Private Offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Morris Manning & Martin LLP represents only its view based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Morris Manning & Martin LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. No opinion of any other law firm as to our REIT status has been sought. Furthermore, both the validity of the opinion of Morris Manning & Martin LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

Not applicable.

Item 2.Properties

Our principal executive offices are located at 1140 Reservoir Avenue, Cranston, Rhode Island, 02920. We do not have an address separate from our Sponsor and PHA.

As of December 31, 2022, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. For more information on our hotel properties, see Item 1, “Business — Real Estate Portfolio” of this Annual Report.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 24, 2023, we had approximately 6,013,361 shares of common stock outstanding held by a total of approximately 1,139 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

To assist FINRA members and their associated persons that participated in our Public Offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, PHA will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated NAV per share of all classes of the Company’s capital stock, each calculated as of March 31, 2022 (the “NAV Pricing Date”), as follows: (i) $10.29 per K-Share; (ii) $10.29 per K-I Share; (iii) $10.29 per K-T Share; (iv) $13.34 per A Share; and (v) $1.25 per B Share.

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

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated NAV per share of each of our share classes, see our Current Report on Form 8-K filed on June 27, 2022.

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

For information on distributions paid during the year ended December 31, 2022, refer to Note 10 – “Stockholders’ Equity” to our consolidated financial statements included in this Annual Report.

			Distribution Paid	Total Amount of
Quarter Ended	Date Paid	Cash Distribution	Pursuant to DRIP	Distribution

December 31, 2021	February 16, 2022	$760,716	$197,406	$958,121
March 31, 2022	May 6, 2022	722,404	197,281	919,685
March 31, 2022	May 11, 2022	22,115	—	22,115
June 30, 2022	August 5, 2022	748,851	201,627	950,478
September 30, 2022	November 1, 2022	762,549	196,997	959,546
Total		$3,016,635	$793,310	$3,809,945

March 31, 2020	December 23, 2021	$6,932	$—	$6,932
June 30, 2020	December 23, 2021	22,299	—	22,299
September 30, 2020	September 24, 2021	423,153	70,545	493,698
September 30, 2020	December 23, 2021	22,544	—	22,544
December 31, 2020	September 29, 2021	618,436	116,876	735,312
December 31, 2020	December 23, 2021	22,544	—	22,544
March 31, 2021	November 18, 2021	637,118	131,406	768,524
March 31, 2021	December 23, 2021	22,115	—	22,115
June 30, 2021	November 22, 2021	695,019	146,897	841,916
June 30, 2021	December 23, 2021	22,360	—	22,360
September 30, 2021	November 24, 2021	741,330	178,217	919,547
September 30, 2021	December 23, 2021	22,606	—	22,606
Total		$3,256,456	$643,941	$3,900,397

For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”

We paid distributions with respect to the quarters ended September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 with operating cash flows from our hotel properties, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Use of Proceeds

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through December 31, 2022, pursuant to the DRIP Offering, we issued 106,414 K Shares to investors at a weighted average price of $9.35 per K Share for aggregate proceeds of $995,064, 66,465 K-I Shares at a weighted average price of $9.37 per K-I Share for aggregate proceeds of $623,043 and 6,874 K-T Shares at a weighted average price of $9.32 per K-T Share for aggregate proceeds of $64,047.

From commencement of the Public Offering through December 31, 2022, we had incurred $3,002,550 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid for with proceeds from the issuance of A Shares to THR.

From inception through December 31, 2022, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through December 31, 2022, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$3,002,550	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,258,034

The amounts above were charged against additional paid in capital on the balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of December 31, 2022, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $50,301,600.

Subsequent to December 31, 2022 and through March 24, 2023, pursuant to the DRIP Offering, we sold approximately 11,897 K Shares at a weighted average price of $9.78 per share for gross proceeds of $116,351, approximately 8,419 K-I Shares at a weighted average price of $9.78 per share for gross proceeds of $82,335 and approximately 188 K-T Shares at a weighted average price of $9.78 per share for gross proceeds of $1,837, for total gross proceeds of $200,524 in the DRIP Offering.

We have used the net proceeds from our Offerings to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of December 31, 2022, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Offerings and borrowings. A portion of the net proceeds from our Offerings was also used to fund capital expenditures at the hotel properties and operating expenses.

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

During the three months ended December 31, 2022, we fulfilled repurchase requests and repurchased K Shares pursuant to our share repurchase program as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
October 2022	9,400	16,879	$9.92	(2)
November 2022	8,000	—	$—	(2)
December 2022	3,500	—	$—	(2)
	20,900	16,879

(1)	We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in October of 2022 related to repurchase requests received during the prior quarter. As of December 31, 2022, there were four outstanding and unfulfilled repurchase requests for 20,900 K Shares.
(2)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap).

During the year ended December 31, 2022, we repurchased approximately $985,717 of K Shares, $22,348 of K-T Shares and $10,290 of K-T Shares which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2022 repurchase date.

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

Overview

We were formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2022, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a REIT under the Code, commencing with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

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

Since the commencement of the Public Offering and through December 31, 2022, we received approximately $40,482,318 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $995,064 of K Shares, $623,043 of K-I Shares and $64,047 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

(1) The Estimated Per Share NAV per A Share was $13.34 and the Estimated Per Share NAV per B Share was $1.25.

(2) The Estimated Per Share NAV per K-I Share was $9.77, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per B Share was $0.00.

(3) The Estimated NAV Per K-I Share was $8.55, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per B Share was $0.00.

(4) The Estimated Per Share NAV per A Share was $3.97 and the Estimated Per Share NAV per B Share was $0.00.

Components of NAV	3/31/2022
Real Estate	$130,270,000
Mortgage Notes Payable	(63,343,282)
Other Assets	10,455,970
Other Liabilities	(4,181,996)
Noncontrolling Interest	(9,052,965)
Net Asset Value	$64,147,727

Components of NAV by Share Class	K	K-I	K-T	Class A	Class B	Total
Accrued Unpaid Distributions	$708,266	$230,087	$11,017	$1,473,071	$-	$2,422,441
Liquidation Preference	40,811,110	13,219,139	631,997	5,814,096	-	$60,476,342
Remaining Distribution Allocation	466,234	151,018	7,220	468,354	156,118	$1,248,944
Net Asset Value	$41,985,610	$13,600,244	$650,234	$7,755,521	$156,118	$64,147,727
Shares Outstanding	4,081,111	1,321,914	63,200	581,410	125,000
NAV Per Share	$10.29	$10.29	$10.29	$13.34	$1.25

The Estimated Per Share NAV of each of our classes of capital stock is calculated in accordance with our charter, as amended. Our NAV is, in accordance with our charter, allocated (i) first, to the liquidation preference on each of the shares of the K-I Shares, K Shares and K-T Shares equal to $10.00, plus all accumulated, accrued, and unpaid distributions on the K-I Shares, K Shares and K-T Shares, respectively, (ii) second, to the payment of any deferred and unpaid asset management fees, acquisition fees and disposition fees (including interest accrued on all such fees at a non-compounded rate of 6.0% per annum) to our advisor, (iii) third, to the liquidation preference on the A Shares equal to $10.00, plus all accumulated, accrued and unpaid distributions on the A Shares, and (iv) fourth, following the distribution and payment in full of all of the preceding obligations, (a) 50.0% of the remaining NAV is allocated to the holders of the K-I Shares, K Shares and K-T Shares (pro rata based on the number of K-I Shares, K Shares, and K-T Shares outstanding), (b) 12.5% of the remaining NAV is allocated to B Shares, and (c) 37.5% of remaining NAV is allocated to the A Shares.

COVID-19 Update

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and was declared a global pandemic by the World Health Organization in March 2020. We experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout our hotel portfolio, which has had a negative impact on our operations and financial results. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, we have experienced an improvement in traveler sentiment. While such factors have helped contribute to improved conditions throughout 2021 and 2022, there is still the risk of an emergence of new virus strains and the corresponding availability of effective treatment. Therefore, while we have experienced continued improvement in our operations through 2022, our future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, deterioration of consumer sentiment or significant inflationary pressures.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be partially or fully forgivable. In May 2020, we received $1,018,917 in PPP loans relating to four hotel properties. On January 11, 2021, the SBA opened an additional round of PPP funding, and we received $1,426,672 in PPP loans in the second round relating to the same four properties. As of September 30, 2022, we received formal written approval of forgiveness applications from the SBA for the full amount of these PPP loans.

The CARES Act also provides the ERTC, which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers and equal to 50% of qualified wages paid per quarter through December 31, 2020 and up to $10,000 per employee and equal to 70% of qualified wages paid per quarter through September 30, 2021. An affiliate of our hotel property managers qualified for the ERTC. We received $860,899 from its affiliate for amounts related to wages reimbursed by us pursuant to its property management agreements. These proceeds were recorded as a reduction to rooms expense in our consolidated statement of operations for the year ended December 31, 2022.

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

2022 Highlights

As of December 31, 2022:

•	we continued offering shares pursuant to the DRIP Offering following the termination of the Public Offering, raising $793,310 in DRIP proceeds during 2022; and
•	our board of directors determined an estimated NAV per share of $10.29 for each of our K Shares, K-I Shares and K-T Shares, $13.34 per A Share and $1.25 per B Share, as of March 31, 2022.

Investment Objectives

We invest in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:

•	to provide stable income for stockholders through the payment of cash distributions;
•	to preserve and return stockholders’ capital contributions; and
•	to maximize risk-adjusted returns on stockholders’ investment.

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

Real Estate Portfolio

As of December 31, 2022, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. On July 30, 2021, we completed the acquisition of the Cherry Tree Inn, a select-service hotel property. Our properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our five select-service hotel properties as of December 31, 2022:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,815,928
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,795,406
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,270,226

*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)

Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)	Contract purchase price excludes acquisition fees and costs.

We are currently upgrading and improving the Cherry Tree Inn. The total cost is expected to be approximately $1,700,000. Approximately $250,000 of this was paid in the year ended December 31, 2021 from cash on hand, an additional $1,270,226 was advanced through the existing mortgage note in 2022 and an additional $135,500 is expected to be financed in the quarter ending March 31, 2023 with an additional advance available under the terms of the existing mortgage note. Other property investments in upgrades and improvements that are normal in the course of our business during the year ended December 31, 2022 are expected to be funded with cash on hand in our furniture and fixtures and equipment reserves accounts.

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

As of December 31, 2022, our total outstanding indebtedness totaled $65,004,654, including mortgage notes, and loans from affiliates. This amount did not exceed 300% of the value of our net assets.

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

S2K Financial LLC was the dealer manager for our offering and was responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the year ended December 31, 2022, the Company’s Sponsor requested reimbursement for $156,038 of such administrative services provided through such date.

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

During each of the twelve months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, our total operating expenses exceeded the greater of 2% of our average invested assets and 25% of our net income. During March 31, 2022, our total operating expenses exceeded the greater of 25% of our net income but were below 2% of our average invested assets. Our total operating expenses were less than 2% of our average invested assets and 25% of our net income for the twelve months ended June 30, 2022, September 30, 2022 and December 31, 2022. We incurred operating expenses of approximately $1,808,418 and incurred an Excess Amount of approximately $1,995,219 during the twelve months ended March 31, 2021. We incurred operating expenses of approximately $1,269,353 and incurred an Excess Amount of approximately $879,119 during the twelve months ended June 30, 2021. We incurred operating expenses of approximately $1,425,039 and incurred an Excess Amount of approximately $507,240 during the twelve months ended September 30, 2021. We incurred operating expenses of approximately $1,448,648 and incurred an Excess Amount of approximately $195,480 during the twelve months ended December 31, 2021. We incurred operating expenses of approximately $1,488,977 and incurred an Excess Amount of approximately $54,498 during the twelve months ended March 31, 2022. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for each of the twelve months ended March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022 was justified as unusual and non-recurring as we continued to raise and deploy capital and a result of the COVID-19 pandemic. For the twelve months ended June 30, 2022, September 30, 2022 and December 31, 2022, we did not incur excess operating expenses.

Market Outlook

Lingering impacts of the COVID-19 pandemic on the global and U.S. economy, and the travel industry in particular, continue to hinder a full recovery to pre-pandemic performance levels in certain property segments. While destination and leisure travel have rebounded and remain strong, business travel has been slower to recover. Newer headwinds triggered by the pandemic including historic rises in interest rates, inflation, supply chain issues and labor costs present additional challenges which we believe will continue to temper a recovery of business travel throughout 2023 and 2024.

The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP. GDP increased 2.1% in 2022, compared to an increase of 5.9% in 2021. However, CBRE (U.S. Hotels State of the Union Feb 2023) forecasts below average GDP increases throughout 2023 (.2%) and 2024 (1.3%). The increase in GDP in 2022 primarily reflected increases in consumer spending, exports, private inventory investment, and nonresidential fixed investment that were partly offset by decreases in residential fixed investment and federal government spending. The increase in GDP during the year ended December 31, 2021, reflected increases in all major subcomponents, led by personal consumption expenditures (“PCE”), nonresidential fixed investment, exports, residential fixed investment and private inventory investment.

Inflation remains elevated after reaching a 40-year high during 2022 and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Inflation may adversely affect financial condition and results of operations. An increase in inflation could have an adverse impact on floating rate mortgages, credit facilities, property operating expenses, and general and administrative expenses, as these costs could increase at a rate higher than revenue. Inflation could also have an adverse effect on consumer spending, which could impact our revenues.

The hospitality sector entered 2023 on comparably stronger footing, however the horizon is not free of challenges. Travel costs have been on the rise, led by generally higher airfares, fuel costs and hotel rates. While pent-up demand has somewhat compensated for high inflation, the potential for a recession-driven pullback in consumer spending remains a credible risk to industry momentum. Scenic destinations that have outperformed in recent years may begin to revert to traditional demand levels. Businesses have suggested they may boost business travel this year, which, combined with additional international visitation and a larger convention slate, is poised to drive recovery in many of the nation’s larger hospitality markets.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at December 31, 2022.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have not been assessed interest or penalties by any major tax jurisdictions. We have tax years 2019 through 2022 remaining subject to examination by various federal and state tax jurisdictions.

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

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. For information on the distributions paid during the years ended December 31, 2022 and 2021, refer to Note 10 – “Stockholders’ Equity” to our consolidated financial statements included herein.

In the years ended December 31, 2022 and 2021, we paid the following distributions, including those paid pursuant to the DRIP:

	Year Ended December 31,
	2022		2021
Distributions paid in cash	$3,016,635		$3,256,456
Distributions reinvested	793,310		643,941
Total distributions	$3,809,945		$3,900,397
Source of distributions:
Cash flows provided by operations	$3,016,635	79%	$3,256,456	83%
Offering proceeds from issuance of common stock pursuant to the DRIP	793,310	21%	643,941	17%
Total sources	$3,809,945	100%	$3,900,397	100%

The tax composition of our distributions declared for the years ended December 31, 2022 and 2021, was as follows:

	Year Ended December 31,
	2022	2021
Ordinary Income	84%	20%
Return of Capital	16%	80%
Total	100%	100%

Although the tax composition of such distributions may be a return of capital, distributions for the years ended December 31, 2022 and 2021 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect to all four quarters of 2021 and 2022, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2022 and 2021. The ability to compare one period to another is significantly affected by the inclusion of operations of the Cherry Tree Inn starting on June 3, 2021 and the effect of COVID-19. Therefore, our results of operations for the year ended December 31, 2022 are not directly comparable to those for the year ended December 31, 2021.

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial

Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

COVID-19 Pandemic

We continue to take the ongoing COVID-19 pandemic extremely seriously and are proactively evaluating its impact, including the emergence of new virus strains, availability of effective treatment, and potential regulatory and macroeconomic effects stemming from such impacts on our business, financial condition, liquidity and results of operations.

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

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $26,520,330 for the year ended December 31, 2022 from $22,342,543 for the year ended December 31, 2021. The $4,177,787 net increase was principally due to significant increases in ADR and incremental revenue generated by the Cherry Tree Inn. For the year ended December 31, 2022, the rooms revenues generated by the Cherry Tree Inn was $3,837,614. Rooms revenues generated by the Cherry Tree Inn was $2,865,056 from June 3, 2021 through December 31, 2021. Excluding the impact of the Cherry Tree Inn, rooms revenue increased $3,205,229 or 16.46% from the same period in 2021.

The following presents the hotel operating results for the years ended December 31, 2022 and 2021 for the entire portfolio:

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2022	2022	2022	2022	December 31, 2022
Number of hotels	5	5	5	5	5
Number of rooms	559	559	559	559	559
Average Occupancy Percentage	57.01%	68.33	78.12	66.71%	67.54%
ADR	$149.22	$193.86	247.40	158.57	$187.26
RevPAR	$87.51	$133.97	197.93	108.77	$132.04

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2021	2021	2021	2021	December 31, 2021
Number of hotels	4	4	5	5	5
Number of rooms	483	483	559	559	559
Average Occupancy Percentage	52.99%	71.89%	78.80%	62.80%	66.62%
ADR	$114.93	$165.12	$227.18	$153.71	$165.24
RevPAR	$62.23	$121.91	$187.77	$96.78	$117.17

A comparison of hotel rooms revenues for the hotels owned continuously for the twelve months ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$4,436,106	$4,111,366	$324,740	7.90%
Staybridge Suites St. Petersburg	5,586,764	4,370,560	1,216,204	27.83%
Hotel Indigo Traverse City	7,197,028	6,753,614	443,414	6.57%
Hilton Garden Inn Providence	5,462,818	4,241,947	1,220,871	28.78%
	$22,682,716	$19,477,487	$3,205,229	16.46%

The increase in rooms revenues of $324,740, or 7.90%, at the Springhill Suites Wilmington is primarily driven by increases in both occupancy and the ADR compared to the prior year due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Occupancy at the Springhill Suites Wilmington increased from 66.75% for the year ended December 31, 2021 to 70.23% for the year ended December 31, 2022. The ADR at the Springhill Suites Wilmington increased from $140.62 for the year ended December 31, 2021 to $144.23 for the year ended December 31, 2022, an increase of 2.57%.

The increase in rooms revenues of $1,216,204, or 27.83%, at the Staybridge Suites St. Petersburg is primarily driven by increases in both occupancy and the ADR compared to the prior year due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Occupancy at the Staybridge Suites St. Petersburg increased from 76.10% for the year ended December 31, 2021 to 77.13% for the year ended December 31, 2022. The ADR at the Staybridge Suites St. Petersburg increased from $132.23 for the year ended December 31, 2021 to $166.75 for the year ended December 31, 2022, an increase of 26.11%.

The increase in rooms revenues of $443,414, or 6.57%, at the Hotel Indigo Traverse City is primarily driven by increases in occupancy compared to the prior year due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Occupancy at the Hotel Indigo Traverse City increased from 70.12% for the year ended December 31, 2021 to 75.02% for the year ended December 31, 2022. The ADR at the Hotel Indigo Traverse City decreased from $246.63 for the year ended December 31, 2021 to $245.63 for the year ended December 31, 2022, a decrease of 0.41%.

The increase in rooms revenues of $1,220,871, or 28.78%, at the Hilton Garden Inn Providence is primarily driven by increases in both occupancy and ADR compared to the prior year due to the lessening negative impact of the COVID-19 pandemic on the hospitality industry. Occupancy at the Hilton Garden Inn Providence increased from 52.59% for the year ended December 31, 2021 to 55.51% for the year ended December 31, 2022. The ADR at the Hilton Garden Inn Providence increased from $161.31 for the year ended December 31, 2021 to $196.79 for the year ended December 31, 2022, an increase of 21.99%.

Food and beverage revenues

Food and beverage revenues increased to $2,476,680 for the year ended December 31, 2022 from $1,950,667 for the year ended December 31, 2021. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. For the year ended December 31, 2022, the food and beverage revenues generated by the Cherry Tree Inn was $7,954. Food and beverage revenues generated by the Cherry Tree Inn was $6,131 from June 3, 2021 through December 31, 2021. Excluding the impact of the Cherry Tree Inn, food and beverage revenue increased $524,190 or 26.96% from the same period in 2021, exceeding the increase in rooms revenues due to increased prices and the lessening negative impact of the COVID-19 pandemic on the hospitality industry.

Other operating revenues

Other operating revenues increased to $1,611,695 for the year ended December 31, 2022 from $620,616 for the year ended December 31, 2021. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $991,079 increase from the prior year period is primarily due to the receipt of a $215,660 North Carolina Business Recovery Grant by the Springhill Suites Wilmington, a $381,168 Growing Michigan Business grant awarded to the Hotel Indigo Traverse City and a $250,000 Rhode Island Rebounds grant received by the Hilton Garden Inn Providence as well as increases in parking and gift shop revenue. For the year ended December 31, 2022, other operating revenues generated by the Cherry Tree Inn was $52,873. Other operating revenues generated by the Cherry Tree Inn was $28,990 from June 3, 2021 through December 31, 2021. Excluding the impact of the grants received and the revenues generated by Cherry Tree Inn, other operating revenues increased $120,368 or 20.35% from the same period in 2021.

Rooms expenses

Rooms expenses were $4,573,828 and $4,625,510 for the years ended December 31, 2022 and 2021, respectively. The $51,682 net decrease in rooms expenses is primarily due a reduction in payroll costs as the result of $860,899 in reimbursements from an affiliate as a result of the affiliate qualifying for ERTCs related to wages reimbursed by the Company. For the year ended December 31, 2022, rooms expenses generated by the Cherry Tree Inn was $968,605. Rooms expenses generated by the Cherry Tree Inn from June 3, 2021 through December 31, 2021, was $606,533. Rooms expenses are primarily driven by the corresponding revenue account and occupancy. Excluding the impact of the ERTC, rooms expenses of $5,434,727 and $4,625,510 represent 20.5% and 20.7% of rooms revenues for the years ended December 31, 2022 and 2021, respectively.

Food and beverage expenses

Food and beverage expenses were $1,761,046 and $1,289,597 for the years ended December 31, 2022 and 2021, respectively. The $471,449 increase in food and beverage expenses is primarily due to current inflationary pressures. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 77.1% and 66.1% of food and beverage revenues for the years ended December 31, 2022 and 2021, respectively. The percentage increase is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $9,846,677 and $8,093,696 for the years ended December 31, 2022 and 2021, respectively. The $1,752,981 increase in other property expenses is primarily driven by the rise in labor costs and credit card commissions along with the incremental other property expenses of the Cherry Tree Inn. For the year ended December 31, 2021, other property expenses generated by the Cherry Tree Inn was $1,215,248. Other property expenses generated by the Cherry Tree Inn from June 3, 2021 through December 31, 2021, was $653,531. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $894,075 and $747,948 for the years ended December 31, 2022 and 2021, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly. For the year ended December 31, 2021, property management fees to affiliates generated by the Cherry Tree Inn was $116,932. Property management fees to affiliates generated by the Cherry Tree Inn from June 3, 2021 through December 31, 2021, was $86,997.

Corporate, general and administrative expenses

Corporate, general and administrative expenses were $1,410,130 and $1,448,648 for the years ended December 31, 2022 and 2021, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $928,837 and $1,076,785 for the years ended December 31, 2022 and 2021, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $708,318 for the year ended December 31, 2022 from $624,798 for the year ended December 31, 2021. Other fees to affiliates also include acquisition fees due to an affiliate for providing services including selecting, evaluating and acquiring potential investments. This fee is equal to 1.5% of the Gross Contract Purchase Price of an investment (as defined in the Advisory Agreement). Payment of the acquisition fees is deferred until the occurrence of a liquidation event. No acquisition fees were incurred for the year ended December 31, 2022. Acquisition fees incurred for the year ended December 31, 2021 were $264,789 and related to the purchase of the Cherry Tree Inn. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $156,038 and $187,198 in the years ended December 31, 2022 and 2021, respectively. Other fees to affiliates for the year ended December 31, 2022, also included $64,481 of expenses incurred by an affiliate of our Sponsor related to the application for the ERTC.

Depreciation and amortization

Depreciation and amortization expenses were $3,860,437 and $3,362,538 for the years ended December 31, 2022 and 2021, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $497,899 increase in depreciation and amortization expense is primarily the result of the July 30, 2021 acquisition of the Cherry Tree Inn.

Gain on loan extinguishment

Gain on loan extinguishment was $942,605 and $1,502,984 for the years ended December 31, 2022 and 2021, respectively and related to forgiveness of PPP loans by the SBA.

Loss on the disposal of fixed assets

Loss on disposal of fixed assets was $11,929 for the year ended December 31, 2022, and related to the replacement of certain room furnishings at the Staybridge Suites St. Petersburg.

Interest expense, net

Interest expense, net, was $2,809,105 and $2,703,758 for the years ended December 31, 2022 and 2021, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. Additionally, during the year ended December 31, 2022, we incurred $112,499 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $132,316 relating to the amortization of the fair value of debt premium. During the year ended December 31, 2021, we incurred $145,936 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $132,316 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $13,195 and $37,228 for years ended December 31, 2022 and 2021, respectively. Interest income on the ERTC’s received was $33,794 for the year ended December 31, 2022. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate cap/swap

Unrealized gain on our interest rate cap was $170,459 for the year ended December 31,2022 and related to the TCI note interest rate cap, which expires on August 15, 2023. Gain on our interest rate swap was $295,087 for the year ended December 31, 2021 and related to changes in interest rates and time related to maturity of the TCI note swap which expired on August 15, 2021.

Income tax expense

We had income tax expense of $147,084 and $25,745 for the years ended December 31, 2022 and 2021, respectively, related to taxable income at the TRSs.

Net income

For the year ended December 31, 2022, we had net income of $5,478,621 compared to net income of $3,337,672 for the year ended December 31, 2021. The increase in net income of $2,140,949 over the comparable prior year period was the result of the changes in revenues and expenses discussed above.

Net income or loss attributable to noncontrolling interest

Net income relating to noncontrolling interests was $1,086,087 for the year ended December 31, 2022 compared to net income relating to noncontrolling interests of $745,479 for the year ended December 31, 2021. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

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

To address the significant strain on the hotels’ cash flows and the uncertainty, at the onset of the COVID-19 pandemic, we implemented cost reduction procedures at all of our hotels including significant reduction in staffing levels, discussions with vendors to extend payments terms and discount current pricing, discussions with our lenders to defer loan interest payments, and we utilized provisions from the CARES Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we received $1,018,917 in first round PPP loans related to four hotel properties. As of December 31, 2022, we received $1,426,672 of second round PPP loans. As of December 31, 2022, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $2,445,589. For more information, refer to Note 5 – “Other Debt” to our unaudited interim condensed consolidated financial statements.

The Company has experienced improved conditions throughout 2021 and 2022, but there is still the risk of an emergence of new virus strains and the corresponding availability of effective treatment. Therefore, while the Company has experienced continued improvement in its operations through 2022, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, deterioration of consumer sentiment or significant inflationary pressures.

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

We paid quarterly distributions with respect to the quarters ended March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Our sources of funds are primarily amounts reinvested in the DRIP, operating cash flows and borrowings. Our principal demands for funds will be for improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to and repurchases from our stockholders. Should we acquire additional assets, we intend to use cash and mortgage or other debt. PHA and its affiliates have agreed to purchase A Shares in a private placement in order to provide us with funds sufficient to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

Sources and Uses of Cash

Our principal demands for funds are for capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash for these items is generated from operations of our current future investments. Our sources of funds are primarily operating cash flows, funds equal to amounts reinvested in the DRIP, our credit facility and other borrowings.

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the years ended December 31, 2022 and 2021.

Additionally, our principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, distributions, and debt interest and principal payments. Items that impacted our cash flow and liquidity during the periods indicated are summarized as follows:

Cash Flows Provided by Operating Activities

As of December 31, 2022, we owned an interest in five hotel properties. We owned an interest in four hotel properties for the full year ended December 31, 2021, and operated a fifth hotel property for the full year ended December 31, 2022 and approximately seven months during the year ended December 31, 2021. During the years ended December 31, 2022 and 2021, net cash provided by operating activities was $8,297,577 and $4,078,790, respectively. Our operating cash flows during the year ended December 31, 2022 were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate cap agreement and by adjustments for receivables, other assets, gain on loan extinguishment, loss on disposal of fixed assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the year ended

December 31, 2021 were the result of our net income, supplemented by adjustments for non-cash expenses, including depreciation and amortization; the change in fair value of the interest rate swap agreement; and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $2,605,592, which represented capital improvements at our hotel properties. During the year ended December 31, 2021, net cash used in investing activities was $15,995,336 which represented the net investment in the Cherry Tree Inn and capital improvements at our hotel properties.

Cash Flows Provided by (Used in) Financing Activities

During the year ended December 31, 2022, net cash used in financing activities was $4,342,199. We paid stockholder servicing fees totaling $5,310. We received $1,270,226 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”) and the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) totaling $381,841. We paid cash distributions of $3,016,635 to stockholders with proceeds from operations. Cash flow from financing activities for the year ended December 31, 2022, also includes $1,149,050 of distributions to noncontrolling interests. Additionally, we repurchased $1,018,355 of outstanding shares of common stock. We paid $41,234 in deferred financing cost.

During the year ended December 31, 2021, net cash provided by financing activities was $11,485,001. We received $12,000,000 of mortgage note proceeds relating to the acquisition of the Cherry Tree Inn, partially offset by $214,807 of deferred financing costs incurred. We received proceeds of $9,295,309 through the sale of common stock in our Public Offering. These proceeds are offset by the payment of offering costs consisting partially of selling commissions, dealer manager fees and stockholder servicing fees totaling $508,460 and payments to PHA for organization and offering costs (“O&O Costs”) totaling $1,037,201, for the year ended December 31, 2022. We received $1,426,672 of cash relating to the PPP loans. We made principal payments on mortgage notes totaling $4,397,358. We paid cash distributions of $3,256,456 to stockholders with gross proceeds from operations at our hotel properties. Cash flow from financing activities for the year ended December 31, 2021 also includes $876,820 of distributions to noncontrolling interests. Additionally, we repurchased $945,878 of outstanding common stock.

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

The note secured by the Hotel Indigo Traverse City (“TCI Note”) provided for interest only monthly payments until maturity. However, on April 21, 2020, a subsidiary of the Operating Partnership, entered into a First Amendment to Loan Agreement and Other Loan Documents (the “Hotel Indigo Loan Modification Documents”) with its existing lender, Citizens Bank, N.A. (“Citizens Bank”), to amend the terms of the TCI Note. Pursuant to the Hotel Indigo Loan Modification Documents, the interest only payments that were scheduled to be paid on April 1, 2020, May 1, 2020 and June 1, 2020 were deferred (collectively, the “Deferred Payments”). The Deferred Payments did not accrue interest but were deemed principal to be due and payable in full on or before June 30, 2021. The Deferred Payments have been paid in full as of December 31, 2022. Regularly scheduled interest payments recommenced on July 1, 2020.

As of December 31, 2022, we believe the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

The note secured by the Hilton Garden Inn Providence (“HGI Note”) required monthly interest payments at a fixed rate of 4.25%. The HGI Note provided for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. However, on April 23, 2020, we and the Operating Partnership, through its subsidiary, entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification Agreement”) with the existing lender, to amend the terms of the mortgage loan and loan documents on the HGI Notes. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with April 2020 were deferred until the date that is twelve months after the date each payment was originally due. The deferred payments have been paid in full as of December 31, 2022.

With regard to the HGI Note, the Hilton Garden Inn Loan Modification Agreement provides that all financial covenant testing and any other requirements of the Operating Partnership to comply with such covenants were waived until the year ended December 31, 2021, and that all net worth, liquidity and financial covenant testing and any requirements of the Company as guarantor to comply with such covenants were waived until the year ended December 31, 2021. As of December 31, 2022, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with its covenant requirements and all required payments have been made as agreed.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg had failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests resumed as of March 31, 2022. As of December 31, 2022, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with its covenant requirements and all required payments have been made as agreed.

Starting with December 31, 2020, as a result of the negative impact of the COVID-19 pandemic, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington failed to maintain the required debt service coverage ratio as defined in the Wilmington Note loan documents. In March 2021, we received a written waiver of all debt service coverage testing through June 30, 2021, from the lender. As of December 31, 2022, we believe the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with its covenant requirements and all required payments have been made as agreed.

The CTI Note is collateralized by the Cherry Tree Inn & Suites, including equipment. All required payments have been made as of December 31, 2022. Compliance with the CTI Note’s covenants commenced in 2022. As of December 31, 2022, the Cherry Tree Inn was compliant with its loan obligations, including applicable covenants.

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

Our contractual obligations as of December 31, 2022 are as follows:

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Outstanding debt obligations	$15,728,641	$49,181,820	$—	$—	$64,910,461
Interest payments on outstanding debt obligations	2,443,599	2,242,895	—	—	4,686,494
Total	$18,172,240	$51,424,715	$—	$—	$69,596,955

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2022 and 2021:

	For the Twelve Months Ended December 31,
	2022	2021
Reconciliation of net income to MFFO:
Net income attributable to noncontrolling interests	$5,478,621	$3,337,672
Depreciation and amortization	3,860,437	3,362,538
FFO	9,339,058	6,700,210
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(1,086,087)	(745,479)
Depreciation and amortization attributable to noncontrolling interest	(695,620)	(684,073)
FFO attributable to common stockholders	7,557,351	5,270,658
Acquisition fees and expenses	—	346,239
Amortization of deferred financing costs and debt discounts and premiums as interest	(19,817)	6,276
Gain on loan extinguishment	(942,605)	(1,502,984)
Gain on interest rate cap/swap	(170,459)	(295,087)
MFFO attributable to common stockholders	$6,424,470	$3,825,102

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2022.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2022 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective at a reasonable assurance level.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31 2022. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on its assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.Directors, Executive Offers and Corporate Governance

Directors

As of the date of this report, our directors, and their ages and positions and offices, are as follows:

Name	Age	Positions
James A. Procaccianti	64	President, Chief Executive Officer, & Chairman of the Board of Directors
Gregory Vickowski	61	Chief Financial Officer, Treasurer, Director
Lawrence Aubin	77	Independent Director
Thomas R. Engel	79	Independent Director
Ronald S. Ohsberg	58	Independent Director

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

Mr. Engel entered the lodging business following an earlier career in brand management at Unilever and Revlon, Inc., New York City. Mr. Engel graduated from the University of St. Thomas and Northwestern University. He is an adjunct professor, Chairman Emeritus and Advisory Board member in Boston University’s School of Hospitality Administration and a member of the American Hotel & Lodging Associations Investment and Management Committees. Mr. Engel is a veteran of the United States Marine Corps Air Corps.

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

Committees of our Board of Directors

Audit Committee

The Board maintains one standing committee, the audit committee, to assist in fulfilling its responsibilities. The audit committee is composed of Messrs. Aubin, Engel and Ohsberg, all three of whom are independent directors. The audit committee reports regularly to the full Board and annually evaluates its performance. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the Board. The audit committee met four times in 2022. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our website at www.procaccianti.com by clicking on “Corporate Governance,” and then on “Audit Committee Charter.”

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

Executive Officers

The following individuals currently serve as our executive officers:

James A. Procaccianti, age 64, serves as our President and Chief Executive Officer, is one of our directors, and is a member of our advisor’s investment committee. Mr. Procaccianti is also the President and Chief Executive Officer of our Sponsor and is a manager of our advisor. For more than 30 years, Mr. Procaccianti has been in the business of acquiring, renovating, and managing investment real estate. Mr. Procaccianti has owned, managed, or developed over 20 million square feet of real estate. Within the hospitality industry, Mr. Procaccianti has owned, operated, and managed more than 100 hotels. Through his vision and leadership, Procaccianti Companies has grown to become one of the largest private hotel companies in the country. He has been instrumental in developing franchise relations with top hotel brand families, such as Hyatt, Marriott, Hilton, Starwood, and IHG. He has completed numerous complex acquisitions with national institutional real estate investors, such as GE Pension Trust, Starwood, FelCor, Lend Lease, Host Marriott/Marriott International, Bank of America, and CalPERS, the largest public employee pension fund in the United States.

Gregory Vickowski, age 61, serves as our Chief Financial Officer and Treasurer, is one of our directors, and is a member of our advisor’s investment committee. Mr. Vickowski also serves as Chief Financial Officer for the Sponsor and TPG and is a manager of our advisor. He is responsible for raising and negotiating equity and debt financing; negotiating purchase and sale agreements in support of asset acquisitions and dispositions; participating in hotel management/franchise company selection and contract negotiation; and implementing our investment strategy and asset management function for our investment portfolio, while also overseeing all areas of accounting and management information systems. He further oversees the management of our Sponsor’s other investment funds, which have assets with a gross value of nearly $1 billion. Mr. Vickowski joined Procaccianti Companies in 1988 and has been instrumental in its growth into a nationally recognized hospitality organization. He has more than 25 years of hospitality industry experience encompassing all aspects of hotel investment and ownership. He has sourced direct deals and developed creative partnerships/ownership structures, has been involved in the review of hundreds of real estate investment deals, and has negotiated contracts with virtually every major hospitality brand. He has developed long-standing relationships with key industry brokers and leading lenders and has completed complex transactions with Met Life, Starwood, Host Marriott, Lend Lease, IHG, Hyatt, Hilton, Lowe Enterprises, FelCor Lodging, and CalPERS and has completed equity investments with Och-Ziff, CalPERS, Rockpoint, and others.

Ron Hadar, age 54, has served as our Secretary and General Counsel since August 2016. Mr. Hadar has also served as our Sponsor’s Assistant General Counsel since August 2015 and became the Sponsor’s and TPG’s General Counsel in January 2016. Mr. Hadar has also served as our advisor’s General Counsel since August 2016. He is responsible for all legal matters with respect to hotel development, acquisitions and divestitures, debt and capital placement, contracting matters, corporate governance, and asset management for the Procaccianti Companies, its subsidiaries, and our advisor.

Mr. Hadar has over 25 years of experience as a transactional business and real estate attorney. Mr. Hadar joined Procaccianti Companies after serving as General Counsel to The Richmond Company, Inc., a real estate development company from June 2005 to June 2015, where he enjoyed a 10-year career overseeing all legal matters with respect to the acquisition, development, and ownership of a variety of commercial and residential real estate assets. Prior to that role, Mr. Hadar was with several national and regional law firms in Boston, Massachusetts, where he focused on capital markets transactions and corporate and real estate matters.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James A. Procaccianti	$-	$-	$-	$-	$-	$-	$-
Gregory Vickowski	$-	$-	$-	$-	$-	$-	$-
Lawrence Aubin	$30,500	$2,573	$-	$-	$-	$-	$33,073
Thomas R. Engel	$30,500	$2,573	$-	$-	$-	$-	$33,073
Ronald S. Ohsberg	$30,500	$2,573	$-	$-	$-	$-	$33,073

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

During the fiscal year ended December 31, 2022, James A. Procaccianti and Gregory Vickowski also served as officers, directors and/or key personnel of our advisor, our property manager, and/or other affiliated entities. As such, they did not receive any separate compensation from us for services as our directors and/or executive officers. For information regarding transactions with such related parties, see Item 13 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities

We adopted the long-term incentive plan, pursuant to which our Board has the authority to grant restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to persons eligible under the plan. The maximum number of shares of our stock that may be issued pursuant to the long-term incentive plan is not to exceed an amount equal to 5% of the outstanding shares of our K Shares and A Shares on the date of grant of any such award. The following table provides information regarding the long-term incentive plan as of December 31, 2022:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	-	-	6,495,500
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	6,495,500

(1)	On February 11, 2019, we granted 500 shares of Class K common stock to each of our independent directors. On July 11, 2019, November 17, 2020, December 8, 2021 and December 22, 2022, respectively, we granted an additional 250 shares of Class K common stock to each of the three independent directors. The fair value of each share of our Class K common stock that was issued on both February 11, 2019 and July 11, 2019, was estimated at the date of grant at $10.00 per K Share. The fair value of each share of our Class K common stock issued on November 17, 2020, was estimated to be $8.56 per K Share. The fair value of each share of our Class K common stock issued on December 8, 2021 was estimated to be $9.85 per K Share. The fair value of each share of our Class K common stock issued on December 22, 2022 was estimated to be $10.29 per K Share. As of December 31, 2022, we had issued an aggregate of 4,500 shares of Class K common stock to our independent directors in connection with their appointment or re-election to our Board. Restricted share awards vest over a specified period of time or upon attainment of pre-established performance objectives.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 24, 2023 regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on the outstanding shares of common stock, as of March 24, 2023.

Beneficial Owner	Number of Common Stock Beneficially Owned	Percent of All Common Stock Shares
TPG Hotel REIT Investor, LLC(1)	554,410	9.22%
Directors and Executive Officers
James A. Procaccianti	(2)	9.22%
Gregory Vickowski	(3)	9.22%
Lawrence Aubin(4)	1,500	*
Thomas R. Engel(4)	1,500	*
Ronald S. Ohsberg(4)	1,500	*
All executive officers and directors as a group (5 persons)	558,910	9.29%

* represents less than 1.0% of the outstanding common stock

(1)	TPG Hotel REIT Investor, LLC is owned by TPG Hotel REIT Investor Holdings, LLC and TPG Hotel REIT Investor Holdings II, LLC. As a result, the shares disclosed as beneficially owned by TPG Hotel REIT Investor, LLC are also included in the aggregate number of shares beneficially owned by each of Mr. Procaccianti and Mr. Vickowski. The address of each of TPG Hotel REIT Investor, LLC and TPG Hotel REIT Investor Holdings, LLC is 1140 Reservoir Avenue, Cranston, Rhode Island 02920.

(2)	Mr. Procaccianti is a managing member of TPG Hotel REIT Investor Holdings, LLC, which is the sole parent of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Procaccianti possesses dispositive power with respect to the 554,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.

(3)	Mr. Vickowski is a managing member of TPG Hotel REIT Investor Holdings, LLC and TPG Hotel REIT Investor Holdings II, LLC, which are the parent companies of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Vickowski possesses dispositive power with respect to the 554,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.

(4)	Independent Director

Item 13.Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2022. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.

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

As of December 31, 2022, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,997, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $3,312,833. We may reimburse PHA and its affiliates for O&O Costs incurred on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of December 31, 2022, $3,156,820 is reimbursable to PHA and its affiliates by us in the future, subject to the 15% cap.

We record O&O Costs as charges against additional paid in capital on the consolidated balance sheets as we raise proceeds in our Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of December 31, 2022, the maximum amount allowed to be recognized by us in our financial statements in accordance with the rules established by FINRA. We recognized O&O Costs of $0 and $1,394,296 for the years ended December 31, 2022 and 2021, respectively.

We pay to our advisor 1.5% of the gross contract purchase price of each property or asset acquired. The contract purchase price is the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. Acquisition fees incurred for the years ended December 31, 2022 and 2021, were $0 and $264,789, respectively and related to the purchases of the Cherry Tree Inn in 2021.

We pay to our advisor an asset management fee calculated on a quarterly basis in an amount equal to 1/4th of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP (the “asset management fee”). Asset management fees increased to $708,318 for the year ended December 31, 2022 from $624,798 for the year ended December 31, 2021. The $83,520 increase in asset management fees is primarily driven by the fact that we did not operate the Cherry Tree Inn during the full year ended December 31, 2021. As of December 31, 2022, we paid the quarterly asset management fees due to PHA that had accrued through September 30, 2022.

Management Agreement

We entered into management agreements with PHR St Petersburg Hotel Manager, LLC (the “St. Pete Manager”) to operate and manage the Staybridge Suites St. Petersburg and with PHR Wilmington Hotel Manager, LLC (the “Wilmington Manager”) to operate and manage the Springhill Suites Wilmington, including making all human resource decisions. The St. Pete Manager and the Wilmington Manager are affiliates of us. The terms of these agreements are for five years beginning March 29, 2018 with four automatic one-year extensions. The employees of the hotels are employed by the St. Pete Manager and the Wilmington Manager; however, per the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels.

We entered into an agreement with PHR Traverse City Hotel Manager, LLC (the “Traverse City Manager”) to operate and manage the Hotel Indigo Traverse City, including making all human resource decisions. The Traverse City Manager is an affiliate of us. The term of the agreement is 5 years beginning August 15, 2018 with four automatic one-year extensions.

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

Aggregate property management fees incurred for the year ended December 31, 2022 were $894,075 and are included in property management fees to affiliates on the consolidated statements of operations.

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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Aubin, Engel and Ohsberg qualify as independent directors. A copy of our independent director definition, which is contained in our charter and complies with the requirements of the NASAA REIT Guidelines, was attached as an appendix to the proxy statement for our 2022 Annual Meeting of Stockholders, which was filed with the SEC on October 7, 2022. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the New York Stock Exchange.

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

All services rendered by E&Y for the years ended December 31, 2022 and December 31, 2021 were pre-approved in accordance with the policies and procedures described above.

Audit Fees

E&Y is the independent registered public accounting firm selected by our audit committee for the fiscal year ended December 31, 2022. E&Y has served as our independent registered public accounting firm since 2016. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws. E&Y representatives will be present at the 2022 Annual Meeting of Stockholders and will have the opportunity to make a statement if they desire to do so. In addition, E&Y representatives will be available to respond to appropriate questions posed by any stockholders.

The audit committee reviewed the audit and non-audit services performed by E&Y, as well as the fees charged by E&Y for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of E&Y. The aggregate fees billed to us for professional accounting services by E&Y for the years ended December 31, 2022 and December 31, 2021 are respectively set forth in the table below.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Audit fees	$387,900	$360,000
Audit-related fees	-	-
Tax fees	122,935	90,835
All other fees	-	-
Total	$510,835	$450,835

For purpose of the preceding table, the professional fees are classified as follows:

•	Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.

•	Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act.

•	Tax fees - These are fees for all professional services performed by professional staff in E&Y’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees - These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

Financial Statement Schedules

A smaller reporting company is not required to provide the information required by this Item.

(b)Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Exhibit No.	Description

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

10.4

Form of Procaccianti Hotel REIT, Inc. 2016 Restricted Share Plan (included as Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).

10.5

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

10.10

General Assignment of Purchase and Sale Contract, dated August 15, 2018, by and between The Procaccianti Group, LLC and Procaccianti Hotel REIT, Inc. and its (indirect) subsidiaries PHR TCI OPCO SUB, LLC and PHR TCI, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed August 21, 2018 and incorporated herein by reference).

10.11

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

10.13

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

10.14

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

10.15

Management Agreement between PHR WNC OPCO SUB, LLC, as Owner, and PHR Wilmington Hotel Manager, LLC, as Manager, dated as of March 29, 2018 (included as Exhibit 10.14 to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-217578) and incorporated herein by reference).

10.16

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

10.18

Membership Interest Purchase Agreement, dated as of January 14, 2020, by, between and among TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, and EHI Gano Holdings, Inc., as Sellers, and the Procaccianti Group, LLC, as Purchaser (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.19

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

10.20

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

10.22

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

Exhibit No.	Description

10.32

Omnibus Amendment and Reaffirmation Agreement between and among Gano Holdings, LLC, Procaccianti Hotel REIT, Inc. and East Boston Savings Bank, dated as of April 23, 2020 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed April 23, 2020 and incorporated herein by reference).

10.33

Purchase and Sale Agreement, as amended, dated as of April 28, 2021, by and between The Procaccianti Group, LLC, as Purchaser, and Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Seller (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.34

Assignment Agreement, dated as of June 3, 2021, by and between The Procaccianti Group, LLC and PHR OP Lender Sub, LLC, collectively as Assignor, and PHR Cherry Propco, LLC, as Assignee (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.35

Ground Lease, dated as of June 3, 2021, by and between PHR Cherry Propco, LLC, as Tenant, and Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Landlord (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.36

Promissory Note, dated as of June 3, 2021 by and between Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Borrower and PHR OP Lender Sub, LLC, as Lender (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.37

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

10.40

Promissory Note, dated as of July 30, 2021, by PHR Cherry Propco, LLC payable to Emerald Capital Lending III, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.41

Mortgage, dated July 30, 2021, by and between PHR Cherry Propco, LLC, as Mortgagor, and Emerald Capital Lending III, LLC, as Mortgagee (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.42

Promissory Note dated as of November 23, 2021, by PHR Cherry Propco, LLC, payable to BankNewport (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2021 and incorporated herein by reference).

10.43

Loan Agreement, dated as of November 23, 2021, by and between PHR Cherry Propco, LLC and BankNewport (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 30, 2021 and incorporated herein by reference).

21.1	Subsidiaries. (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 25, 2022 and incorporated herein by reference).

Exhibit No.	Description

23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 000-56272), on June 27, 2022, and incorporated by reference herein).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Procaccianti Hotel REIT, Inc.
Date: March 24, 2023	By:	/s/ James A. Procaccianti
James A. Procaccianti Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 24, 2023	By:	/s/ Gregory Vickowski
Gregory Vickowski Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Procaccianti James A. Procaccianti	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 24, 2023
/s/ Gregory Vickowski Gregory Vickowski	Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)	March 24, 2023
/s/ Lawrence A. Aubin Lawrence A. Aubin	Director	March 24, 2023
/s/ Thomas R. Engel Thomas R. Engel	Director	March 24, 2023
/s/ Ronald S. Ohsberg Ronald S. Ohsberg	Director	March 24, 2023

PROCACCIANTI HOTEL REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Procaccianti Hotel REIT, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procaccianti Hotel REIT, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and noncontrolling interest and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts
March 24, 2023

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Property and equipment, net	$100,985,680	$102,236,979
Cash	8,011,506	6,850,026
Restricted cash	3,176,682	2,988,376
Accounts receivable, net	413,800	453,979
Due from related parties	262,148	153,113
Prepaid expenses and other assets, net	996,804	978,905
Total Assets	$113,846,620	$113,661,378
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,969,299	$64,141,964
Other debt	—	942,605
Accounts payable, accrued expenses and other, net	2,587,008	2,700,281
Due to related parties	2,010,073	1,885,559
Total Liabilities	69,566,380	69,670,409
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,319,912	1,226,417
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,932,526 and 3,947,642 shares issued and outstanding, respectively	39,325	39,477
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,345,518 and 1,315,534 shares issued and outstanding, respectively	13,455	13,155
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 29,306 and 62,946 shares issued and outstanding, respectively	293	629
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,700,045	47,930,212
Cumulative income (loss)	892,306	(3,500,228)
Cumulative distributions	(11,238,663)	(7,428,718)
Total Stockholders’ Equity	37,413,825	37,061,591
Noncontrolling interest	5,546,503	5,702,961
Total Equity	42,960,328	42,764,552
Total Liabilities and Stockholders’ Equity	$113,846,620	$113,661,378

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Revenues
Rooms	$26,520,330	$22,342,543
Food and beverage	2,476,680	1,950,667
Other operating	1,611,695	620,616
Total revenues	30,608,705	24,913,826
Expenses
Rooms	4,573,828	4,625,510
Food and beverage	1,761,046	1,289,597
Other property expenses	9,846,677	8,093,696
Property management fees to affiliates	894,075	747,948
Corporate general and administrative	1,410,130	1,448,648
Other fees to affiliates	928,837	1,076,785
Depreciation and amortization	3,860,437	3,362,538
Total expenses	23,275,030	20,644,722
Operating income	7,333,675	4,269,104
Gain on loan extinguishment	942,605	1,502,984
Loss on disposal of fixed assets	(11,929)	—
Interest expense, net	(2,809,105)	(2,703,758)
Gain on interest rate cap/swap	170,459	295,087
Net income before income taxes	5,625,705	3,363,417
Income tax expense	(147,084)	(25,745)
Net income	5,478,621	3,337,672
Net income attributable to noncontrolling interest	1,086,087	745,479
Net income attributable to common stockholders	$4,392,534	$2,592,193
Net income attributable to Class K common stockholders – basic and diluted	$2,921,397	$1,807,855
Net income per Class K common share – basic and diluted	$0.74	$0.47
Weighted average number of Class K common shares outstanding – basic and diluted	3,926,441	3,815,288
Net income attributable to Class K-I common stockholders – basic and diluted	$990,015	$511,947
Net income per Class K-I common share – basic and diluted	$0.74	$0.47
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,330,601	1,080,372
Net income attributable to Class K-T common stockholders – basic and diluted	$43,028	$26,172
Net income per Class K-T common share – basic and diluted	$0.74	$0.47
Weighted average number of Class K-T common shares outstanding – basic and diluted	57,815	55,231
Net income attributable to Class A common stockholders – basic and diluted	$432,590	$274,490
Net income per Class A common share – basic and diluted	$0.74	$0.47
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	579,119
Net income (loss) attributable to Class B common stockholders – basic and diluted	$5,504	$(28,271)
Net income (loss) per Class B common share – basic and diluted	$0.04	$(0.23)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

														Total Procaccianti
	Common Stock										Additional			Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2020	3,608,062	$36,081	666,728	$6,668	47,769	$478	537,410	$5,374	125,000	$1,250	$40,343,076	$(6,092,421)	$(3,528,321)	$30,772,185	$5,888,390	$36,660,575
Issuance of common stock	399,708	3,997	626,169	6,261	12,468	124	44,000	440	—	—	9,284,487	—	—	9,295,309	—	9,295,309
Issuance of common stock pursuant to distribution reinvestment plan	43,451	435	22,637	226	2,709	27	—	—	—	—	643,253	—	—	643,941	—	643,941
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(508,460)	—	—	(508,460)	—	(508,460)
Repurchase of common stock	(103,579)	(1,036)	—	—	—	—	—	—	—	—	(944,842)	—	—	(945,878)	—	(945,878)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	(887,302)	—	—	(887,302)	—	(887,302)
Net income	—	—	—	—	—	—	—	—	—	—	—	2,592,193	—	2,592,193	691,391	3,283,584
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(3,900,397)	(3,900,397)	(876,820)	(4,777,217)
BALANCE, December 31, 2021	3,947,642	$39,477	1,315,534	$13,155	62,946	$629	581,410	$5,814	125,000	$1,250	$47,930,212	$(3,500,228)	$(7,428,718)	$37,061,591	$5,702,961	$42,764,552
Issuance of common stock	36,337	364	—	—	(35,587)	(356)	—	—	—	—	(8)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	47,728	476	32,254	323	2,947	30	—	—	—	—	792,481	—	—	793,310	—	793,310
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(5,310)	—	—	(5,310)	—	(5,310)
Repurchase of common stock	(99,181)	(992)	(2,270)	(23)	(1,000)	(10)	—	—	—	—	(1,017,330)	—	—	(1,018,355)	—	(1,018,355)
Net income	—	—	—	—	—	—	—	—	—	—	—	4,392,534	—	4,392,534	992,592	5,385,126
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(3,809,945)	(3,809,945)	(1,149,050)	(4,958,995)
BALANCE, December 31, 2022	3,932,526	$39,325	1,345,518	$13,455	29,306	$293	581,410	$5,814	125,000	$1,250	$47,700,045	$892,306	$(11,238,663)	$37,413,825	$5,546,503	$42,960,328

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,478,621	$3,337,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,860,437	3,362,538
Amortization of deferred financing costs and debt discount as interest	(19,817)	6,276
Amortization of key money loans	(53,500)	(56,779)
Gain on loan extinguishment	(942,605)	(1,502,984)
Gain on interest rate cap/swap	(170,459)	(295,087)
Loss on disposal of fixed assets	11,929	—
Changes in operating assets and liabilities:
Accounts receivable	40,179	(329,077)
Due from related parties	(109,035)	(56,950)
Prepaid expenses and other assets	(33,374)	(91,838)
Accounts payable, accrued expenses and other	110,687	346,248
Due to related parties	124,514	(641,229)
Net cash provided by operating activities	8,297,577	4,078,790
Cash Flows from Investing Activities:
Acquisition of hotel property, net	—	(15,062,376)
Loan receivable funding	—	(7,689,594)
Loan receivable payment	—	7,689,594
Capital improvements	(2,605,592)	(932,960)
Net cash used in investing activities	(2,605,592)	(15,995,336)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	9,295,309
Payment of commissions and dealer manager fees and stockholder servicing fees	(5,310)	(508,460)
Payment of other offering costs to affiliates	—	(1,037,201)
Proceeds from mortgage note	1,270,226	12,000,000
Proceeds from other debt	—	1,426,672
Payments of mortgage notes principal	(381,841)	(4,397,358)
Payment of deferred financing costs	(41,234)	(214,807)
Distributions to stockholders	(3,016,635)	(3,256,456)
Distributions to noncontrolling interest	(1,149,050)	(876,820)
Repurchase of common stock	(1,018,355)	(945,878)
Net cash (used in) provided by financing activities	(4,342,199)	11,485,001
Increase (decrease) in cash and cash equivalents and restricted cash	1,349,786	(431,545)
Cash and cash equivalents and restricted cash, beginning of period	9,838,402	10,269,947
Cash and cash equivalents and restricted cash, end of period	$11,188,188	$9,838,402

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2022	2021
Cash	$8,011,506	$6,850,026
Restricted cash	3,176,682	2,988,376
Total cash and restricted cash shown on the consolidated statements of cash flows	$11,188,188	$9,838,402

The Company paid the following amounts for interest and income taxes:

	Year Ended December 31,
	2022	2021
Cash paid for interest	$2,677,103	$2,749,799
Cash paid for income taxes	$34,115	$1,750

Supplemental Disclosure of Noncash Transactions

	Year Ended December 31,
	2022	2021
Common stock issued pursuant to distribution reinvestment plan	$793,310	$643,941

The accompanying notes are an integral part of these consolidated financial statements

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company used the proceeds from its Private Offering (defined below) and its Public Offering (defined below) to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States ("U.S."). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership.

As of December 31, 2022, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

The Company received approximately $40,482,318 in gross proceeds including the sale of K Shares, K-I Shares and K-T Shares through its Public Offering, including $995,064, $623,043 and $64,047 of gross proceeds from K Shares, K-I Shares and K-T Shares, respectively, issued pursuant to the DRIP through December 31, 2022. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Novel Coronavirus (COVID-19)

In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and was declared a global pandemic by the World Health Organization in March 2020. The Company experienced significant declines in occupancy and revenue per available room (“RevPAR”) associated with COVID-19 throughout its hotel portfolio, which has had a negative impact on the Company’s operations and financial results. Given the current availability and effectiveness of the COVID-19 vaccines, in addition to a decrease in government related mandates, the Company has experienced an improvement in traveler sentiment. While such factors have helped contribute to improved conditions throughout 2021 and 2022, there is still the risk of an emergence of new virus strains and the corresponding availability of effective treatment. Therefore, while the Company experienced continued improvement in its operations through 2022, future results of operations, financial position and cash flow could be negatively impacted by, among other things, historical seasonal trends, an increase in COVID-19 cases, deterioration of consumer sentiment or significant inflationary pressures.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At December 31, 2022, the assets of our VIEs were $64,805,282, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs' obligations. The liabilities of our VIEs were $43,055,994 at December 31, 2022 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

●	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

As of December 31, 2022, the estimated fair value of the mortgage notes payable was $60,531,065, compared to the carrying value of $65,154,631. The mortgage notes payable are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows discounted at a market rate for similar borrowings.

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

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At December 31, 2022 and 2021, reserves for property taxes were $351,351 and $347,273, respectively, reserves for capital improvements were $2,650,238 and $2,587,963, respectively, and reserves for insurance were $60,109 and $0, respectively. The Company also included $114,984 and $53,140 of guest advance deposits as restricted cash at December 31, 2022 and 2021, respectively.

Accounts Receivable

The Company records its accounts receivable at cost. The Company provides an allowance for doubtful accounts, when deemed necessary, based on expected losses. The Company has determined that no allowance for doubtful accounts was necessary at December 31, 2022 and 2021.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At December 31, 2022, the Company had no material uncertain tax positions.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2019 through 2022 remaining subject to examination by federal and various state tax jurisdictions.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Included in the calculation of basic EPS are 3,000 non-vested restricted K Shares held by the Company's independent directors as of December 31, 2022 because such shares have been issued and participate in distributions.

The Company’s calculated earnings per share for the year ended December 31, 2022 and 2021, were as follows:

	Year Ended December 31,
	2022	2021
Net income attributable to common stockholders	$4,392,534	$2,592,193
Less: Class K Common Stock dividends declared and accumulated	2,748,495	2,670,747
Less: Class K-I Common Stock dividends declared and accumulated	931,421	756,291
Less: Class K-T Common Stock dividends declared and accumulated	40,482	38,663
Less: Class A Common Stock dividends declared and accumulated	406,987	405,468
Undistributed net income (loss)	$265,149	$(1,278,976)
Class K Common Stock:
Undistributed net income (loss)	$172,902	$(862,892)
Class K Common Stock dividends declared and accumulated	2,748,495	2,670,747
Net income	$2,921,397	$1,807,855
Net income per common share, basic and diluted	$0.74	$0.47
Weighted average number of common shares outstanding, basic and diluted	3,926,441	3,815,288
Class K-I Common Stock:
Undistributed net income (loss)	$58,594	$(244,344)
Class K-I Common Stock dividends declared and accumulated	931,421	756,291
Net income	$990,015	$511,947
Net income per common share, basic and diluted	$0.74	$0.47
Weighted average number of common shares outstanding, basic and diluted	1,330,601	1,080,372
Class K-T Common Stock:
Undistributed net income (loss)	$2,546	$(12,491)
Class K-T Common Stock dividends declared and accumulated	40,482	38,663
Net income	$43,028	$26,172
Net income per common share, basic and diluted	$0.74	$0.47
Weighted average number of common shares outstanding, basic and diluted	57,815	55,231
Class A Common Stock:
Undistributed net income (loss)	$25,603	$(130,978)
Class A Common Stock dividends declared and accumulated	406,987	405,468
Net income	$432,590	$274,490
Net income per common share, basic and diluted	$0.74	$0.47
Weighted average number of common shares outstanding, basic and diluted	581,410	579,119
Class B Common Stock:
Undistributed net income (loss)	$5,504	$(28,271)
Net income (loss) per common share, basic and diluted	$0.04	$(0.23)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2022:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,815,928
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,795,406
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,936,901
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,270,226

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Land	$14,450,538	$14,450,538
Building and improvements	89,048,018	88,767,739
Furniture, fixtures, and equipment	11,179,909	8,896,732
Total cost	114,678,465	112,115,009
Accumulated depreciation	(13,692,785)	(9,878,030)
Property and equipment, net	$100,985,680	$102,236,979

Depreciation expense for the years ended December 31, 2022 and 2021 was $3,844,962 and $3,347,058, respectively.

Acquisition of the Cherry Tree Inn

On July 30, 2021 (the “Final Closing”), the Company, through a wholly-owned subsidiary of its Operating Partnership, acquired the fee simple interest in the Cherry Tree Inn and Suites, located at 2345 N. US 31 North, East Bay Township, Grand Traverse County, Michigan (the “Cherry Tree Inn”), for a total purchase price of $15,000,000, exclusive of closing costs and typical hotel closing date adjustments. The Company also incurred an acquisition fee of $264,789 due to PHA (See Note 9). The Company financed the transaction with a combination of net proceeds from the Public Offering and proceeds from an initial $4,000,000 bridge loan (the “Bridge Loan”) from an affiliate of the Sponsor, which was repaid in full on November 23, 2021. The Company then entered into a $10,000,000 mortgage note, of which $8,000,000 was outstanding as of

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

December 31, 2021. An additional $1,270,226 was advanced in 2022 to fund property improvements and at December 31, 2022, the amount outstanding was $9,270,226. The Company anticipates an additional advance of $135,500 in 2023.

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

0

Note 4 – Other Assets

Included in other assets at December 31, 2022 and 2021, are franchise fees of $226,799 and $242,274, respectively. The Company’s hotel properties each are operated pursuant to franchise agreements. The term of each current franchise agreement is for a 15 to 25-year period and the agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. For the years ended December 31, 2022 and 2021, the Company amortized $15,475 and $15,476 of deferred franchise fees. These amounts are included in depreciation and amortization on the statement of operations.

The future amortization of deferred franchise costs as of December 31, 2022 is as follows:

Years Ending December 31,
2023	$15,475
2024	15,475
2025	15,475
2026	15,475
2027	15,475
Thereafter	149,424
Total	$226,799

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 5 – Mortgage Notes Payable

Included in mortgage notes payable at December 31, 2022, is a $12,795,406 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,815,928 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,936,901 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,270,226 mortgage payable secured by the Cherry Tree Inn Traverse City (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, requires monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. All required payments have been made as of December 31, 2022.

As a result of the negative impact of the COVID-19 pandemic, the Staybridge Suites St. Petersburg failed to maintain the required debt service coverage ratio as defined in the St. Petersburg Note loan documents starting with the period ended June 30, 2020. The lender approved a series of modifications of the debt service coverage tests for periods through December 31, 2021. Debt service coverage tests resumed on January 1, 2022 and as of December 31, 2022, the Staybridge Suites St. Petersburg is in compliance.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, requires monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of December 31, 2022, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at SOFR plus a SOFR rate margin of 2.50% at December 31, 2022. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2023. The maturity date may be extended by one additional one-year period, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of December 31, 2022, the Hotel Indigo Traverse City was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company.

On April 23, 2020, the Operating Partnership, through its subsidiary, and the Company entered into an Omnibus Amendment and Reaffirmation Agreement (the “Hilton Garden Inn Loan Modification

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Agreement”) with the lender, to amend the terms of the mortgage loan and loan documents on the HGI Note. Pursuant to the Hilton Garden Inn Loan Modification Agreement, interest only payments that were due on the six consecutive payment dates starting with the payment scheduled for April 2020 were deferred until the date that was twelve months after the date each payment was originally due. The HGI Note resumed interest payments in October 2020. As of December 31, 2022, the Hilton Garden Inn Providence was compliant with the above referenced loan arrangements.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn & Suites, including equipment. All required payments have been made as of December 31, 2022. Compliance with the note’s covenants commenced in 2022. As of December 31, 2022, the Cherry Tree Inn was compliant with its loan obligations, including applicable covenants. In addition to the $9,270,226 financed, the CTI Note allows for an additional $729,774 in borrowings for construction advances. However, the company expects to request an advance for only $135,500 of this amount in 2023.

Although the Company has taken steps to enhance its ability to maintain sufficient liquidity, as noted here and elsewhere in this Annual Report on Form 10-K, the impact of the COVID-19 pandemic, including the emergence of new virus strains, availability of effective treatment, and potential regulatory and macroeconomic effects stemming from such impacts on our business, financial condition, liquidity and results of operations may cause increased pressure on the Company’s ability to satisfy its mortgage loan covenants.

Scheduled principal payments of the mortgage notes payable as of December 31, 2022 are as follows:

Years Ending December 31,
2023	$15,728,641
2024	23,428,622
2025	16,482,972
2026	9,270,226
Thereafter	—
Total	$64,910,461

Interest expense on mortgage notes payable for the year ended December 31, 2022 and 2021 was $2,776,863 and $2,593,227, respectively.

Also included in mortgage notes payable as of December 31, 2022, is $167,109 of net deferred financing costs and debt discounts and premiums. For the years ended December 31, 2022 and 2021, the Company amortized ($19,817) and $6,276, respectively, of net deferred financing costs and debt discounts and premiums as a component of interest expense.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 6 – Interest Rate Swap/Cap

The Company is exposed to certain risks relating to its ongoing business operations, including the effect of changes in interest rates. The Company had an interest rate swap agreement to manage interest rate risk exposure on $15,092,000 of the TCI Note that expired on August 15, 2021. As of December 31, 2022, the Company has an interest rate cap in place to manage its interest rate exposure on $15,092,000 of the TCI Note that expires on August 15, 2023. At December 31, 2022, the interest rate was capped at 3% and had a value of $176,133 included in accounts payable, accrued expenses and other, net.

Note 7 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program ("PPP"), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be fully or partially forgivable. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. During 2020 and 2021, the Company received PPP loans aggregating to $2,445,589, of which, $1,502,984 and $942,605 was forgiven during the years ended December 31, 2021 and 2022, respectively, and recognized as gain on loan extinguishment in the consolidated statements of operations.

Note 8 – Loans from Franchisors

Included in accounts payable, accrued expenses and other liabilities on the balance sheet at December 31, 2022 and 2021, is $878,784 and $932,284, respectively, of net key money loans received from franchisors or assumed upon acquisition. In accordance with the loan agreement with the respective franchisor, funds were released to the applicable hotel properties upon completion of a change of ownership, property improvement plan, and inspection and subsequent approval of the completed work by the franchisor. The outstanding principal balances of the loans are reduced on a straight-line basis over the remaining life of the franchise agreement. As of December 31, 2022, the Company had received $750,000 in loans from franchisors relating to the Staybridge Suites St. Petersburg and assumed a liability of $364,430 in connection with the acquisition of the Hotel Indigo Traverse City. During each of the years ended December 31, 2022 and 2021, the Company amortized $53,500 of franchise fees, which are included in rooms and other property expenses on the statement of operations.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Administrative Services

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. For the years ended December 31, 2022 and 2021, the Company’s Sponsor requested reimbursement for $156,038 and $187,198, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the consolidated statement of operations. As of December 31, 2022 and 2021, there is $25,537 and $27,018, respectively, included in due to affiliates for reimbursable administrative expenses payable.

Acquisition Fee

The Company pays PHA acquisition fees as described below:

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

at a cumulative, non-compounded rate of 6.0% per annum until the day immediately following the Fifth Anniversary (as defined herein), at which time such interest will cease to further accrue.

There were no acquisition fees incurred for the year ended December 31, 2022. For the year ended December 31, 2021, the Company incurred $264,789 in acquisition fees related to the Cherry Tree Inn, Traverse City. Acquisition fees are included in other fees to affiliates on the consolidated statements of operations. As of December 31, 2022 and 2021, there were $1,244,139 of deferred acquisition fees included in due to related parties on the consolidated balance sheets. Interest expense on outstanding acquisition fees was $74,648 and $65,508, respectively, for the years ended December 31, 2022 and 2021, and is included in interest expense on the consolidated statement of operations and in due to related parties on the consolidated balance sheets.

Asset Management Fee

The Company pays PHA asset management fees as described below:

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

For the years ended December 31, 2022 and 2021, the Company incurred $708,318 and $624,798, respectively, in asset management fees that are included in other fees to affiliates on the consolidated statements of operations. Interest expense on the outstanding asset management fees was $18,408 and $64,128 for the years ended December 31, 2022 and 2021, respectively, and is included in interest expense on the consolidated statements of operations. At December 31, 2022 and 2021, asset management fees and interest payable of $181,083 and $176,121, respectively, are included in due to related parties on the consolidated balance sheets.

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

There were no disposition fees incurred for the years ended December 31, 2022 and 2021.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of December 31, 2022 and 2021 were paid directly by the Company and there have been no reimbursements to PHA.

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

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of December 31, 2022, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,997, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $3,312,833.

The Company recorded O&O Costs as charges against additional paid in capital on the consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules established by FINRA and the Company’s charter. The Company recognized O&O Costs of $0 and $1,394,296 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

company had no balances due to or from PHA for the reimbursement of O&O Costs. As of December 31, 2021, the Company had balances due from PHA for reimbursement of O&O Costs of $28,113, which is included in due from related parties in the consolidated balance sheets.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire March 28, 2023, with four automatic one-year extensions. The terms of the in-place management agreements expire August 14, 2023, February 26, 2025 and June 3, 2031, respectively, for the Hotel Indigo Traverse City, the Hilton Garden Inn Providence and the Cherry Tree Inn, respectively.

Aggregate property management fees incurred for the years ended December 31, 2022 and 2021 were $894,075 and $747,948, respectively, and are included in property management fees to affiliates on the consolidated statements of operations. As of December 31, 2022 and 2021, $68,647 and $45,023, respectively, of accrued property management fees payable were included in due to related parties on the consolidated balance sheets. Aggregate net reimbursements for certain expenses for the years ended December 31, 2022 and 2021 were $762,324 and $281,929, respectively. As of December 31, 2022 and 2021, $61,982 and $9,995, respectively, of expense reimbursements were included in due to related parties on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company paid $460,222 and $512,884, respectively, to TPG Risk Services, LLC, an affiliate of the Company, for the reimbursement of prepaid insurance at the hotel properties. As of December 31, 2022, the Company had a balance of $76,718 due to TPG Risk Services, LLC and as of December 31, 2021, the Company had a balance due from TPG Risk Services LLC of $3,749 for prepaid insurance, such reimbursements are included in due from or due to related parties on the consolidated balance sheets, as appropriate. During the year ended December 31, 2022, the Company paid an affiliate $63,552 for expenses identified as incorrectly charged and included such in due from related parties on the consolidated balance sheet at December 31, 2022.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the years ended December 31, 2022 and 2021, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $1,752,746 and $287,210, respectively, for capital expenditure costs incurred at the hotel properties. As of December 31, 2022 and 2021, $1,952 and $114,674, respectively, of construction reimbursements were included in the due to related parties balance. As of December 31, 2022 and 2021, $198,596 and $125,000, respectively, were receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Cherry Tree Inn and the Hilton Garden Inn Providence were included in the due from related parties balance.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the years ended December 31, 2022 and 2021.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 2.38% and 1.69% for the years ended December 31, 2022 and 2021, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the consolidated balance sheets at December 31, 2022 and 2021. Interest expense was $2,245 and $1,596 for the years ended December 31, 2022 and 2021, respectively, and is included in interest expense on the consolidated statements of operations and in due to related parties on the consolidated balance sheets.

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

a Unit. As of December 31, 2022, under the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of December 31, 2022, the Company had issued 106,414 K Shares, 66,465 K-I Shares and 6,874 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $995,064, $623,043 and $64,047 respectively, As of December 31, 2022, the Company had issued 250 restricted K Shares to each of the Company's three independent directors for a total of 4,500 restricted K Shares in connection with the Company's long-term incentive plan, as described below.

As of December 31, 2022, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf with no remaining receivable balance as of December 31, 2019. As of December 31, 2022, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the year ended December 31, 2022, pursuant to the DRIP, the Company issued 47,727 K Shares at a price of $9.56 per K Share for aggregate gross proceeds of $456,432, 32,254 K-I Shares at a price of $9.57 per K-I Share for aggregate gross proceeds of $308,704, and 2,946 K-T Shares at a price of $9.56 per K-T Share for aggregate gross proceeds of $28,175.

During the year ended December 31, 2022, pursuant to section 5.2.7 of the Company’s charter, 35,578 K-T shares converted to 35,578 K shares.

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

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of December 31, 2021, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering. There have been no additional selling commissions and dealer manager fees in connection with the Public Offering since 2021.

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of December 31, 2021, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer manager fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of December 31, 2022, the Company recognized $16,085 of stockholder servicing fees with respect to K-T Shares sold in the primary portion of the Public Offering.

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

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s annual meetings of stockholders on July 11, 2019, November 17, 2020, November 10, 2021 and December 22, 2022, respectively.

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

During the year ended December 31, 2022, the Company fulfilled repurchase requests and repurchased K Shares, K-I Shares and K-T Shares pursuant to the share repurchase program as follows:

	Total Number of
	Shares Requested to	Total Number of	Average Price Paid
For the Quarter Ended	be Repurchased	Shares Repurchased	per Share
March 31, 2022	37,500	9,113	$9.30
June 30, 2022	38,959	37,500	$9.85
September 30, 2022	16,879	38,959	$10.19
December 31, 2022	20,900	16,879	$9.92
	114,238	102,451

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2022, the Company repurchased approximately $985,717 of K Shares, $22,348 of K-I Shares and $10,290 of K-T Shares, which represented all repurchase requests received in good order and eligible for repurchase through the December 31, 2022 Repurchase Date.

The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received. As December 31, 2022, there were four outstanding and unfulfilled repurchase request for 20,900 K Shares, which were repurchased on January 12, 2023 for $211,517.

Distributions

During the year ended December 31, 2022, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Units	Total
2/16/2022	12/31/2021	2/11/2022	2/14/22	$0.001917808	$694,066	$230,522	$10,927	$22,606	$958,121
5/6/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808	681,294	227,492	10,899		$919,685
5/11/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808				22,115	$22,115
8/5/2022	6/30/2022	8/1/2022	8/3/2022	$0.001917808	685,440	231,566	11,112	22,360	$950,478
11/1/2022	9/30/2022	10/28/2022	10/31/2022	$0.001917808	690,892	235,453	10,594	22,606	$959,545
					$2,751,692	$925,033	$43,532	$89,687	$3,809,944

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2021, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Units	Total
9/24/2021	9/30/2020	9/24/2021	9/27/2021	$0.0013387978	$409,394	$78,393	$5,911	$—	$493,698
9/29/2021	12/31/2020	9/24/2021	9/24/2021	$0.0019125683	610,721	116,169	8,422	—	$735,312
11/18/2021	3/31/2021	11/16/2021	11/17/2021	$0.0019178082	628,342	131,938	8,245	—	$768,525
11/22/2021	6/30/2021	11/16/2021	11/17/2021	$0.0019178082	656,519	176,438	8,959	—	$841,916
11/24/2021	9/30/2021	11/16/2021	11/17/2021	$0.0019178082	691,711	217,307	10,528	—	$919,546
12/23/21	3/31/2020	4/29/2020	4/30/2020	$0.0016393443				6,932	$6,932
12/23/21	6/30/2020	10/27/2020	10/30/2020	$0.0019125683				22,299	$22,299
12/23/21	9/30/2020	9/24/2021	9/24/2021	$0.0019125683				22,544	$22,544
12/23/21	12/31/2020	9/24/2021	9/24/2021	$0.0019125683				22,544	$22,544
12/23/21	3/31/2021	11/16/2021	11/17/2021	$0.0019178082				22,115	$22,115
12/23/21	6/30/2021	11/16/2021	11/17/2021	$0.0019178082				22,360	$22,360
12/23/21	9/30/2021	11/16/2021	11/17/2021	$0.0019178082				22,606	$22,606
					$2,996,687	$720,245	$42,065	$141,400	$3,900,397

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

The Company paid quarterly distributions with respect to all 2021 and 2022 quarters with operating cash flow from its hotel properties, consistent with prior distributions. The Company’s board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

Note 11 - Income Taxes

The Company recognized consolidated income tax expense of $147,084 and $25,745 for the years ended December 31, 2022 and 2021, respectively. These amounts relate to the operations of the Company’s TRSs, which had consolidated net income for the years ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company had net deferred tax assets of $40,198 and $40,532, respectively, due to temporary differences between the timing of the GAAP recognition and tax recognition of certain expenses and net operating losses. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined it is more likely than not that the Company will not recognize the benefits of the deferred tax assets, except for the net operating losses that can

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

be carried back to offset income in prior years. As such, a valuation allowance has been established upon such deferred tax assets as of December 31, 2022. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Note 13 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

On February 6, 2023, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2022, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on February 8, 2023. With respect

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2022, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since September 30, 2022, was $690,868, or $0.001917808 per K Share per day, $236,910, or $0.001917808 per K-I Share per day, and $7,877, or $0.001917808 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on February 9, 2023.

Subsequent to December 31, 2022 and through March 24, 2023, pursuant to the DRIP Offering, the Company sold approximately 11,897 K Shares at a weighted average price of $9.78 per share for gross proceeds of $116,351, approximately 8,419 K-I Shares at a weighted average price of $9.78 per share for gross proceeds of $82,335 and approximately 188 K-T Shares at a weighted average price of $9.78 per share for gross proceeds of $1,837, for total gross proceeds of $200,524 in the DRIP Offering.