Form 10-Q
period 2023-03-31
PROCACCIANTI HOTEL REIT, INC.
filed 2023-05-12
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 12, 2023, there were 3,907,818 shares of the Registrant’s Class K common stock issued and outstanding, 1,353,702 shares of the Registrant’s Class K-I common stock issued and outstanding, 13,781 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Property and equipment, net	$100,217,044	$100,985,680
Cash	6,764,924	8,011,506
Restricted cash	3,647,676	3,176,682
Accounts receivable, net	366,211	413,800
Due from related parties	198,596	262,148
Prepaid expenses and other assets, net	858,444	996,804
Total Assets	$112,052,895	$113,846,620
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,810,481	$64,969,299
Accounts payable, accrued expenses and other, net	2,806,499	2,587,008
Due to related parties	2,163,559	2,010,073
Total Liabilities	69,780,539	69,566,380
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,297,902	1,319,912
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,939,421 and 3,932,526 shares issued and outstanding, respectively	39,394	39,325
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,353,937 and 1,345,518 shares issued and outstanding, respectively	13,539	13,455
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 13,594 and 29,306 shares issued and outstanding, respectively	136	293
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,688,609	47,700,045
Cumulative income (loss)	(139,632)	892,306
Cumulative distributions	(12,196,924)	(11,238,663)
Total Stockholders’ Equity	35,412,186	37,413,825
Noncontrolling interest	5,562,268	5,546,503
Total Equity	40,974,454	42,960,328
Total Liabilities and Stockholders’ Equity	$112,052,895	$113,846,620

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Rooms	$4,751,617	$4,472,431
Food and beverage	294,325	283,543
Other operating	212,704	349,599
Total revenues	5,258,646	5,105,573
Expenses
Rooms	1,216,887	1,053,412
Food and beverage	296,622	274,050
Other property expenses	2,202,435	2,133,041
Property management fees to affiliates	158,030	146,874
Corporate general and administrative	353,644	318,563
Other fees to affiliates	218,678	221,113
Depreciation and amortization	1,010,814	917,940
Total expenses	5,457,110	5,064,993
Operating income (loss)	(198,464)	40,580
Gain on loan extinguishment	—	537,000
Interest expense, net	(690,855)	(630,592)
Gain (loss) on interest rate cap	(49,266)	45,183
Net loss before income taxes	(938,585)	(7,829)
Income tax benefit (expense)	133,152	(946)
Net loss	(805,433)	(8,775)
Net income attributable to noncontrolling interest	226,505	307,683
Net loss attributable to common stockholders	$(1,031,938)	$(316,458)
Net loss attributable to Class K common stockholders – basic and diluted	$(661,208)	$(192,881)
Net loss per Class K common share – basic and diluted	$(0.17)	$(0.05)
Weighted average number of Class K common shares outstanding – basic and diluted	3,931,167	3,947,183
Net loss attributable to Class K-I common stockholders – basic and diluted	$(227,115)	$(64,396)
Net loss per Class K-I common share – basic and diluted	$(0.17)	$(0.05)
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,350,288	1,318,008
Net loss attributable to Class K-T common stockholders – basic and diluted	$(3,224)	$(3,085)
Net loss per Class K-T common share – basic and diluted	$(0.17)	$(0.05)
Weighted average number of Class K-T common shares outstanding – basic and diluted	19,166	63,142
Net loss attributable to Class A common stockholders – basic and diluted	$(97,791)	$(28,412)
Net loss per Class A common share – basic and diluted	$(0.17)	$(0.05)
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410
Net loss attributable to Class B common stockholders – basic and diluted	$(42,600)	$(27,684)
Net loss per Class B common share – basic and diluted	$(0.34)	$(0.22)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2022	3,932,526	$39,325	1,345,518	$13,455	29,306	$293	581,410	$5,814	125,000	$1,250	$47,700,045	$892,306	$(11,238,663)	$37,413,825	$5,546,503	$42,960,328
Conversion of common stock	15,899	159	—	—	(15,899)	(159)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,896	119	8,419	84	187	2	—	—	—	—	200,319	—	—	200,524	—	200,524
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(447)	—	—	(447)	—	(447)
Repurchase of common stock	(20,900)	(209)	—	—	—	—	—	—	—	—	(211,308)	—	—	(211,517)	—	(211,517)
Net inome (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,031,938)	—	(1,031,938)	248,515	(783,423)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,261)	(958,261)	(232,750)	(1,191,011)
BALANCE, March 31, 2023	3,939,421	$39,394	1,353,937	$13,539	13,594	$136	581,410	$5,814	125,000	$1,250	47,688,609	$(139,632)	$(12,196,924)	$35,412,186	$5,562,268	$40,974,454

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2021	3,947,642	$39,477	1,315,534	$13,155	62,946	$629	581,410	$5,814	125,000	$1,250	$47,930,212	$(3,500,228)	$(7,428,718)	$37,061,591	$5,702,961	$42,764,552
Conversion of common stock	500	5	—	—	(500)	(5)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	12,344	123	7,993	80	753	8	—	—	—	—	197,195	—	—	197,406	—	197,406
Commissions on sales of common stock and related dealer manager fees and stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,429)	—	—	(1,429)	—	(1,429)
Repurchase of common stock	(7,500)	(75)	(1,613)	(16)	—	—	—	—	—	—	(84,617)	—	—	(84,708)	—	(84,708)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(316,458)	—	(316,458)	314,391	(2,067)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,121)	(958,121)	(122,500)	(1,080,621)
BALANCE March 31, 2022	3,952,986	$39,530	1,321,914	$13,219	63,199	$632	581,410	$5,814	125,000	$1,250	$48,041,361	$(3,816,686)	$(8,386,839)	$35,898,281	$5,894,852	$41,793,133

The accompanying notes are an integral part of these condensed consolidated financial statements

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(805,433)	$(8,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,010,814	917,940
Amortization of deferred financing costs and debt discount as interest	1,060	(9,188)
Amortization of key money loans	(13,375)	(13,375)
Gain on loan extinguishment	—	(537,000)
(Gain) loss on interest rate cap	49,266	(45,183)
Changes in operating assets and liabilities:
Accounts receivable	47,589	249,914
Due from related parties	63,552	(121,887)
Prepaid expenses and other assets	134,491	247,188
Accounts payable, accrued expenses and other	183,598	230,691
Due to related parties	153,486	378,460
Net cash provided by operating activities	825,048	1,288,785
Cash Flow from Investing Activities:
Capital improvements	(238,307)	(889,295)
Net cash used in investing activities	(238,307)	(889,295)
Cash Flows from Financing Activities:
Payment of commissions and dealer manager fees and stockholder servicing fees	(447)	(1,429)
Proceeds from mortgage note	—	373,010
Payments of mortgage notes principal	(159,878)	(105,786)
Distributions to stockholders	(757,737)	(760,715)
Distributions to noncontrolling interest	(232,750)	(122,500)
Repurchase of common stock	(211,517)	(84,708)
Net cash used in financing activities	(1,362,329)	(702,128)
Decrease in cash and cash equivalents and restricted cash	(775,588)	(302,638)
Cash and cash equivalents and restricted cash, beginning of period	11,188,188	9,838,402
Cash and cash equivalents and restricted cash, end of period	$10,412,600	$9,535,764

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
Cash	$6,764,924	$6,345,204
Restricted cash	3,647,676	3,190,560
Total cash and restricted cash shown on the consolidated statements of cash flows	$10,412,600	$9,535,764

The Company paid the following amounts for interest and income taxes:

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$763,149	$618,143
Cash paid for income taxes	$1,560	$480

Supplemental Disclosure of Noncash Transactions

	Three Months Ended March 31,
	2023	2022
Common stock issued pursuant to distribution reinvestment plan	$200,524	$197,406

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

As of March 31, 2023, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through March 31, 2023, the Company received approximately $40,682,841 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $1,111,415 of K Shares, $705,379 of K-I Shares and $65,885 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 27, 2020, through a separate private placement and as partial consideration for the Company’s acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership ("Class K OP Units") at $10.00 per Class K OP Unit.

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The accompanying condensed consolidated financial statements of the Company are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At March 31, 2023, the assets of our VIEs were $64,569,710, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs’ obligations. The liabilities of our VIEs were $42,974,572 at March 31, 2023 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of March 31, 2023, the estimated fair value of the mortgage notes payable was $60,939,649 compared to the carrying value of $64,968,918. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue represents primarily room rental fees, food and beverage sales, and other fees. The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenue and expenses. ~~I~~ncluded in other operating revenues for the three months ended March 31, 2023 and 2022, is $0 and $215,660, respectively, of business recovery grants awarded to the Springhill Suites Wilmington.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At March 31, 2023 and 2022, reserves for property taxes were $626,038 and $553,998, respectively, reserves for capital improvements were $2,785,592 and $2,572,311, respectively and reserves for insurance were $66,062 and $9,557, respectively. The Company also included $169,984 and $54,694 of guest advance deposits as restricted cash at March 31, 2023 and 2022, respectively.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At March 31, 2023, the Company had no material uncertain tax positions.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

K Share or cash. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest of the Operating Partnership are reported in the condensed consolidated statement of operations.

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of March 31, 2023, 4,500 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated earnings per share for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(1,031,938)	$(316,458)
Less: Class K Common Stock dividends declared and accumulated	678,530	681,305
Less: Class K-I Common Stock dividends declared and accumulated	233,063	227,504
Less: Class K-T Common Stock dividends declared and accumulated	3,308	10,899
Less: Class A Common Stock dividends declared and accumulated	100,353	100,353
Undistributed net loss	$(2,047,192)	$(1,336,519)
Class K Common Stock:
Undistributed net loss	$(1,339,738)	$(874,186)
Class K Common Stock dividends declared and accumulated	678,530	681,305
Net loss	$(661,208)	$(192,881)
Net loss per common share, basic and diluted	$(0.17)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	3,931,167	3,947,183
Class K-I Common Stock:
Undistributed net loss	$(460,178)	$(291,900)
Class K-I Common Stock dividends declared and accumulated	233,063	227,504
Net loss	$(227,115)	$(64,396)
Net loss per common share, basic and diluted	$(0.17)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	1,350,288	1,318,008
Class K-T Common Stock:
Undistributed net loss	$(6,532)	$(13,984)
Class K-T Common Stock dividends declared and accumulated	3,308	10,899
Net loss	$(3,224)	$(3,085)
Net loss per common share, basic and diluted	$(0.17)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	19,166	63,142
Class A Common Stock:
Undistributed net loss	$(198,144)	$(128,765)
Class A Common Stock dividends declared and accumulated	100,353	100,353
Net loss	$(97,791)	$(28,412)
Net loss per common share, basic and diluted	$(0.17)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410
Class B Common Stock:
Undistributed net loss	$(42,600)	$(27,684)
Net loss per common share, basic and diluted	$(0.34)	$(0.22)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of March 31, 2023:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,766,092
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,735,278
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,886,987
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,270,226
1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Land	$14,450,538	$14,450,538
Building and improvements	89,050,098	89,048,018
Furniture, fixtures, and equipment	11,366,161	11,179,909
Total cost	114,866,797	114,678,465
Accumulated depreciation	(14,649,753)	(13,692,785)
Property and equipment, net	$100,217,044	$100,985,680

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1,006,945 and $914,071, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at March 31, 2023, is a $12,735,278 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,766,092 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,886,987 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,270,226 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, requires monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of March 31, 2023, Staybridge Suites St. Petersburg was in compliance with its applicable covenants and all required payments have been made as agreed.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, requires monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of March 31, 2023, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50% at March 31, 2023. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, August 15, 2023. The maturity date may be extended by an additional one-year period, provided no default exists and with prior written notice of at least 45 days before scheduled maturity. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of March 31, 2023, the Hotel Indigo Traverse City was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires monthly interest payments at a fixed rate of 4.25% through February 15, 2023 and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company. As of March 31, 2023, the Hilton Garden Inn Providence was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn & Suites, including equipment. All required payments have been made as of March 31, 2023. Compliance with the note’s covenants commenced in 2022. As of March 31, 2023, the Cherry Tree Inn was compliant with its loan obligations, including applicable covenants. In addition to the $9,270,226 financed, the CTI Note allows for an additional $729,774 in borrowings for construction advances. However, the Company expects to request an advance for only $135,500 of this amount in the second quarter of 2023. No further borrowings on the CTI Note are anticipated.

Our operations have been and are expected to continue to be impacted by economic and market conditions. Persisting market and economic challenges, such as increases in interest rates, labor shortages, supply chain disruptions and high inflation, could affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

Interest expense on mortgage notes payable for the three months ended March 31, 2023 and 2022 was $712,236 and $622,383, respectively.

Also included in mortgage notes payable as of March 31, 2023 is $167,109 of net deferred financing costs and debt discounts and premiums. For the three months ended March 31, 2023 and 2022, the Company amortized $1,060 and ($9,188), respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

Note 5 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be fully or partially forgivable. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. During 2020 and 2021, the Company received PPP loans aggregating to $2,445,589, of which, $1,502,984 and $942,605 was forgiven during the

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

years ended December 31, 2021 and 2022, respectively. In the three months ended March 31, 2022, the Company received forgiveness for $537,000 of its PPP loans and recognized a gain on extinguishment of $537,000 in the consolidated statement of operations.

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

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. In the three months ended March 31, 2023 and 2022, the Company’s Sponsor requested reimbursement for $39,847 and $45,966, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.0% per annum until the day immediately following the Fifth Anniversary (as defined herein), at which time such interest will cease to further accrue.

There were no acquisition fees for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and 2022, there was $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,406 and $18,406, respectively, for the three months ended March 31, 2023 and 2022, and is included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended March 31, 2023 and 2022, the Company incurred $178,832 and $175,147, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $5,285 and $5,158 for the three months ended March 31, 2023 and 2022, respectively, and are included in interest expense on the condensed consolidated statements of operations. At March 31, 2023 and 2022, asset management fees and interest payable of $365,199 and $356,426, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no disposition fees incurred for the three months ended March 31, 2023 and 2022.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of March 31, 2023 and 2022 were paid directly by the Company and there have been no reimbursements to PHA.

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

The Company recorded O&O Costs as charges against additional paid in capital on the consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules established by FINRA and the Company’s charter. The Company recognized no O&O Costs for the three months ended March 31 2023 and 2022, respectively. As of March 31, 2023 and 2022, the Company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire March 28, 2024, with three additional automatic one-year extensions. The terms of the in-place management agreements expire August 14, 2023, February 26, 2025 and June 3, 2031, respectively, for the Hotel Indigo Traverse City, the Hilton Garden Inn Providence and the Cherry Tree Inn, respectively.

Aggregate property management fees incurred were $158,030 and $146,874 for the three months ended March 31, 2023 and 2022, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of March 31, 2023, $111,556 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

certain expenses were $154,790 and $85,171 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, $40,715 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended March 31, 2023 and 2022, the Company paid $20,068 and $0, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. As of March 31, 2023, the Company had a balance of $0 due to TPG Risk Services, LLC.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $1,952 and $292,862 during the three months ended March 31, 2023 and 2022, respectively, for capital expenditure costs incurred at the hotel properties. As of March 31, 2023 and 2022, $0 and $198,165, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at March 31, 2023 and 2022, was $198,596 and $275,000 in receivables from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Cherry Tree Inn and the Hilton Garden Inn Providence, respectively.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the three months ended March 31, 2023 and 2022.

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

Payment Upon Other Advisory Agreement Termination

The Company may elect not to renew the Advisory Agreement. The Company has the right to terminate the Advisory Agreement without cause, or other than in connection with a listing of the Company’s shares or a transaction involving a merger or acquisition or other than for cause (“Non-cause Advisory Agreement Termination”). If a Non-

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

cause Advisory Agreement Termination were to occur, the Company would be obligated to make a cash payment to PHA in the amount of any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, regardless of the value of the Company’s assets or net assets. The Company would be obligated to repurchase its A Shares for an amount equal to the greater of: (1) any accrued common ordinary distributions on the A Shares plus the stated value of the outstanding A Shares ($10.00 per A Share) or (2) the amount the holders of A Shares would be entitled to receive if the Company liquidated and received net liquidation proceeds equal to the fair market value (determined by appraisals as of the termination date) of the Company’s investments less any loans secured by such investments, limited in the case of non-recourse loans to the value of investments securing such loans. Any shares of Class B common stock, with a par value of $0.01 per share (“B Shares”), then outstanding would remain outstanding. The amounts payable on account of the repurchase of A Shares may be paid, in the discretion of a majority of the Company’s board of directors, including a majority of the Company’s independent directors, in the form of promissory notes bearing interest at the then-current rate, as determined in good faith by a majority of the Company’s independent directors.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 3.89% and 2.025% for the three months ended March 31, 2023 and 2022, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. Interest expense was $903 and $470 for the three months ended March 31, 2023 and 2022, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of the termination of the offering, under the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of March 31, 2023, the Company had issued 118,311 K Shares, 74,884 K-I Shares and 7,062 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $1,111,415, $705,379 and $65,885, respectively. As of March 31, 2023, the Company had issued 1,500 restricted K Shares to each of the Company’s three independent directors for a total of 4,500 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of March 31, 2023, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

balance as of March 31, 2023. As of March 31, 2023, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the three months ended March 31, 2023, pursuant to section 5.2.7 of the Company’s charter, 15,899 K-T shares converted to 15,899 K shares. To date, as of March 31, 2023, pursuant to section 5.2.7 of the Company’s charter, 51,486 K-T shares converted to 51,486 K shares.

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

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager, through the termination of the Public Offering, a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of March 31, 2023, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of March 31, 2023, the Company recognized $2,986,465 of

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of March 31, 2023, the Company recognized $16,532 of stockholder servicing fees in connection with the Public Offering.

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

On October 26, 2018, the Company’s board of directors approved and adopted the Amended and Restated Share Repurchase Program (the “A&R SRP”). The A&R SRP provides that the Company will not repurchase in excess of 5.0% of the weighted average number of K Shares, K-I Shares and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). The A&R SRP also provides that the Company will limit repurchases to the net proceeds received pursuant to the DRIP. Additionally, in the event that any stockholder fails to maintain a minimum balance of $2,000 of K Shares, K-I Shares or K-T Shares, the Company may repurchase all of the shares held by that stockholder at the per share repurchase price in effect on the date the Company determines that the stockholder has failed to meet the minimum balance, less any applicable repurchase discount. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company’s estimated NAV per share.

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

The Company’s board of directors approved outstanding repurchase requests received during the three months ended December 31, 2022, and on January 12, 2023, the Company repurchased 20,900 K Shares for $211,517, or $10.12 per K Share. The Company’s board of directors approved outstanding repurchase requests received during the three

Procaccianti Hotel REIT, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

months ended March 31, 2023, and on April 27, 2023, the Company repurchased 43,151 K Shares for $440,108, or $10.20 per K Share, and 8,602 K-I Shares for $88,516, or $10.29 per K-I Share.

Distributions

During the three months ended March 31, 2023, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Units	Total
2/9/2023	12/31/2022	2/6/2023	2/8/2023	$0.001917808	$690,868	$236,910	$7,877	$22,606	$958,261

During the three months ended March 31, 2022, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Units	Total
2/16/2022	12/31/2021	2/11/2022	2/14/22	$0.001917808	$694,066	$230,522	$10,927	$22,606	$958,121

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

With respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2023, the cumulative amount of distributions that had accumulated on a daily basis with respect to each K Share, K-I Share and K-T Share since December 31, 2022 was $678,530, or $0.001917808 per K Share per day, $233,064, or $0.001917808 per K-I Share per day, and $3,308, or $0.001917808 per K-T Share per day, respectively.

Note 8 - Income Taxes

The Company recognized a consolidated income tax benefit of $133,152 for the three months ended March 31, 2023 and a consolidated income tax expense of $946 for the three months ended March 31, 2022. These amounts relate to the operations of the Company’s TRSs.

Note 9 - Subsequent Event

On May 4, 2023, the Company’s board of directors (i) authorized the entry into a Confirmation of Renewal Period Rent, dated May 4, 2023, by and between PHR STPFL, LLC (“PHR STPFL”), a Delaware limited company and wholly-owned subsidiary of PCF and PHR STPFL OPCO SUB, LLC (“PHR STPFL OPCO SUB”), a Delaware limited company and wholly-owned subsidiary of PCF, which, among other things, establishes the rents for the first renewal period of that certain Hotel Lease, dated March 29, 2018, by and between PHR STPFL and PHR STPFL OPCO SUB; and (ii) authorized the entry into a Confirmation of Renewal Period Rent, dated May 4, 2023, by and between PHR WNC, LLC, a Delaware limited company and wholly-owned subsidiary of the Fund (“PHR WNC”), and PHR WNC OPCO SUB, LLC a Delaware limited company and wholly-owned subsidiary of the Fund (“PHR WNC OPCO SUB”), which, among other things, establishes the rents for the first renewal period of that certain Hotel Lease, dated March 29, 2018, by and between PHR WNC and PHR WNC OPCO SUB.

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

The following discussions and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements, the notes thereto, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2023 (“Annual Report”).

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of March 31, 2023, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through March 31, 2023, we received approximately $40,682,841 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $1,111,415 of K Shares, $705,379 of K-I Shares and $65,885 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 27, 2020, through a separate private placement and as partial consideration for our acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership ("Class K OP Units") at $10.00 per Class K OP Unit.

We intend to establish an estimated per share net asset value (“Estimated Per Share NAV”) on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with our advisor and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last four years as of each valuation date presented below (which were the Estimated Per Shares NAVs for the K Shares, K-I Shares and K-T Shares, unless otherwise indicated):

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. In the three months ended March 31, 2023 and 2022, the Company’s Sponsor requested reimbursement for $39,847 and $45,966, respectively, of such administrative service expenses. Of these amounts, $32,594 is included in due to related parties on the condensed consolidated balance sheet as of March 31, 2023.

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

We incurred operating expenses of approximately $1,445,211 during the twelve months ended March 31, 2023, which was within the 2% of average invested assets and 25% of net income limitations (as defined in our charter).

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

Recent Developments

Our operations have been and are expected to continue to be impacted by economic and market conditions. Persisting market and economic challenges, such as increases in interest rates, labor shortages, supply chain disruptions and high inflation, could affect (i) the value and performance of our investments, (ii) our ability to pay future distributions, (iii) the availability or terms of financings, (iv) our ability to make scheduled principal and interest payments, and (v) our ability to refinance any outstanding debt when contractually due.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at March 31, 2023.

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

For information on distributions paid during the three months ended March 31, 2023, refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows distributions paid during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
Distributions paid in cash	$761,784		$760,716
Distributions reinvested	196,477		197,405
Total distributions	$958,261		$958,121
Source of distributions:
Cash flows provided by operations	$761,784	79%	$760,716	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	196,477	21%	197,405	21%
Total sources	$958,261	100%	$958,121	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the three months ended March 31, 2023 and 2022 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2023 and 2022.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $4,751,617 for the three months ended March 31, 2023 from $4,472,431 for the three months ended March 31, 2022. The net increase of $279,186, or 6.2%, was largely due to increases in occupancy offset by decreases in ADR.

The following presents the hotel operating results for the three months ended March 31, 2023 for the full portfolio.

	Total Portfolio
	January	February	March
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	54.35%	64.11%	63.74%
ADR	$136.32	$147.44	$158.96
RevPAR	$75.37	$97.72	$104.70

The following presents the hotel operating results for the three months ended March 31, 2022 for the full portfolio.

	Total Portfolio
	January	February	March
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	46.77%	60.88%	63.38%
ADR	$136.86	$154.11	$156.70
RevPAR	$64.49	$95.87	$102.17

A comparison of hotel rooms revenues for the hotels operated continuously for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$800,781	$795,091	$5,690	0.72%
Staybridge Suites St. Petersburg	1,801,801	1,675,402	126,399	7.54%
Hotel Indigo Traverse City	811,983	815,913	(3,930)	(0.48)%
Hilton Garden Inn Providence	922,509	799,022	123,487	15.45%
Cherry Tree Inn	414,543	387,003	27,540	7.12%
	$4,751,617	$4,472,431	$279,186	6.24%

The increase in rooms revenues of $5,690, or 0.72%, at the Springhill Suites Wilmington is primarily driven by an increase in ADR compared to the prior year partially offset by a decrease in occupancy. Occupancy at the Springhill Suites Wilmington decreased from 62.69% for the three months ended March 31, 2022, to 61.77% for the three months ended March 31, 2023. The ADR at the Springhill Suites Wilmington increased from $117.44 for the three months ended March 31, 2022, to $120.04 for the three months ended March 31, 2023, an increase of 2.2%.

The increase in rooms revenues of $126,399, or 7.54%, at the Staybridge Suites St. Petersburg is primarily driven by an increase in ADR compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg increased from 80.41% for the three months ended March 31, 2022, to 80.56% for the three months ended March 31, 2023. The ADR at the Staybridge Suites St. Petersburg increased from $194.54 for the three months ended March 31, 2022, to $208.83 for the three months ended March 31, 2023, an increase of 7.3%.

The decrease in rooms revenues of $3,930 or 0.48%, at the Hotel Indigo Traverse City is primarily driven by a decrease in ADR compared to the prior year partially offset by an increase in occupancy. Occupancy at the Hotel Indigo Traverse City increased from 58.67% for the three months ended March 31, 2022 to 63.21% for the three months ended March 31, 2023. The ADR at the Hotel Indigo Traverse City decreased from $144.41 for the three months ended March 31, 2022 to $133.40 for the three months ended March 31, 2023, a decrease of 7.6%.

The increase in rooms revenues of $123,487, or 15.45%, at the Hilton Garden Inn Providence is primarily driven by an increase in occupancy offset by a decrease in ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 40.08% for the three months ended March 31, 2022 to 48.21% for the three months ended March 31, 2023. The ADR at the Hilton Garden Inn Providence decreased from $161.68 for the three months ended March 31, 2022 to $155.20 for the three months ended March 31, 2023, a decrease of 4.0%.

The increase in rooms revenues of $27,540, or 7.12%, at the Cherry Tree Inn is primarily driven by increases in occupancy compared to the prior year offset by a decrease in ADR. Occupancy at the Cherry Tree Inn increased from 42.56% for the three months ended March 31, 2022 to 49.37% for the three months ended March 31, 2023. The ADR at the Cherry Tree Inn decreased from $132.95 for the three months ended March 31, 2022 to $122.75 for the three months ended March 31, 2023, a decrease of 7.7%.

Food and beverage revenues

Food and beverage revenues increased to $294,325 for the three months ended March 31, 2023 from $283,543 for the three months ended March 31, 2022. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $10,782 increase from the prior year period is in line with the increase in rooms revenues.

Other operating revenues

Other operating revenues decreased to $212,704 for the three months ended March 31, 2023, from $349,599 for the three months ended March 31, 2022. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $136,895 decrease from the prior year period is primarily due to the receipt of a $215,660 Business Recovery Grant from the state of North Carolina by the Springhill Suites Wilmington in the three months ended March 31, 2022. The decrease from the prior year period was offset by increases in parking fees, gift shop revenues and resort fees.

Rooms expenses

Rooms expenses increased to $1,216,887 for the three months ended March 31, 2023 from $1,053,412 for the three months ended March 31, 2022. The $163,475 net increase in rooms expenses is primarily due to increased staffing and wages. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,216,887 and $1,053,412 represent 25.6% and 23.6% of rooms revenues for the three-month period ended March 31, 2023 and 2022, respectively. The percentage increase is primarily due to the rise in labor costs.

Food and beverage expenses

Food and beverage expenses were $296,622 and $274,050 for the three months ended March 31, 2023 and 2022, respectively. The $22,572 increase in food and beverage expenses is primarily due to current inflationary pressures. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 100.8% and 96.7% of food and beverage revenues for the three-month period ended March 31, 2023 and 2022, respectively. The percentage increase is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $2,202,435 and $2,133,041, for the three months ended March 31, 2023 and 2022, respectively. The $69,394 increase in other property expenses is primarily driven by an increase in property taxes, the rise in labor costs and credit card commissions. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $158,030 and $146,874 for the three months ended March 31, 2023 and 2022, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $353,318 and $318,563 for the three months ended March 31, 2023 and 2022, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $218,678 and $221,113 for the three months ended March 31, 2023 and 2022, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $178,832 for the three months ended March 31, 2023 from $175,147 for the three months ended March 31, 2022. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $39,847 and $45,966 in the three months ended March 31, 2023 and 2022, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $1,010,814 and $917,940 for the three months ended March 31, 2023 and 2022, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Gain on loan extinguishment

Gain on loan extinguishment was $0 and $537,000 for the three months ended March 31, 2023 and 2022, respectively and related to forgiveness of PPP loans by the Small Business Administration (“SBA”).

Interest expense, net

Interest expense, net, was $690,855 and $630,592 for the three months ended March 31, 2023 and 2022, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended March 31, 2023, we incurred $34,139 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,079 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $48,606 and $7,657 for three months ended March 31, 2023 and 2022, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate cap

Unrealized loss on our interest rate cap was $49,266 for the three months ended March 31, 2023. Unrealized gain on our interest rate cap was $45,183 for the three months ended March 31, 2022. They related to the note secured by the Hotel Indigo Traverse City (the “ TCI note”) interest rate cap which expires on August 15, 2023.

Income tax expense/benefit

Income tax benefit was $133,152 for the three months ended March 31, 2023. Income tax expense was $946 for the three months ended March 31, 202. They related to taxable income at the TRSs.

Net loss

For the three months ended March 31, 2023 and 2022, we had net loss of $805,433 and $8,775, respectively. The increase in net loss of $796,658 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $226,505 for the three months ended March 31, 2023 compared to net income relating to noncontrolling interests of $307,683 for the three months ended March 31, 2022. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic was significant. We experienced an initial decline in hotel revenue that began in March 2020. However, with the increased spread of the COVID-19 pandemic across the globe, the impact accelerated rapidly, and we saw a much greater effect on occupancy and hotel revenue per available room throughout our hotel portfolio.

We utilized provisions from the Coronavirus Aid Relief, and Economic Security Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we received $1,018,917 in first round PPP loans related to four hotel properties. As of December 31, 2022, we received $1,426,672 of second round PPP loans. As of December  31, 2022, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $2,445,589. For more information, refer to Note 5 – “Other Debt” to our unaudited interim condensed consolidated financial statements.

On June 9, 2021, the Company’s board of directors determined an Estimated Per Share NAV of all classes of the Company’s capital stock, each calculated as of September 30, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. The Company, with the approval of its board of directors, terminated the Public Offering on August 13, 2021.

We paid quarterly distributions with respect to the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

We believe that cash and restricted cash on hand, cash from operations and borrowings from other sources, including advances from PHA and our Sponsor, if necessary, will be sufficient to fund our operating and administrative expenses and continuing debt service obligations over the next twelve months.

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the three months ended March 31, 2023 and 2022.

Cash Flows Provided by Operating Activities

As of March 31, 2023, we owned an interest in five hotel properties. During the three months ended March 31, 2023, net cash provided by operating activities was $825,048 compared to the net cash provided by operating activities of $1,288,785 for the three months ended March 31, 2022. Our operating cash flows during the three months ended March 31, 2023 were the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate cap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the three months ended March 31, 2022 was the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, and by adjustments for receivables, other assets, gain on loan extinguishment, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2023, net cash used in investing activities was $238,307 and was the result of capital improvements at our hotel properties. During the three months ended March 31, 2022, net cash used in investing activities was $889,295 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $1,362,329. We paid stockholder servicing fees totaling $447. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”), the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) and the note secured by the Hilton Garden Inn Providence (the “HGI Note”) totaling $159,878 We paid cash distributions of $757,737 to stockholders with proceeds from operations. Cash flow from financing activities for the three months ended March 31, 2023, also includes $232,750 of distributions to noncontrolling interests. Additionally, we repurchased $211,517 of outstanding shares of common stock.

During the three months ended March 31, 2022, net cash used in financing activities was $702,128. We paid stockholder servicing fees totaling $1,429. We received $373,010 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the Wilmington Note and the St. Petersburg Note totaling $105,786. We paid cash distributions of $760,715 to stockholders with proceeds from operations. Cash flow from financing activities for the three months ended March 31, 2022, also includes $122,500 of distributions to noncontrolling interests. Additionally, we repurchased $84,708 of outstanding shares of common stock.

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

The TCI Note provides for interest only monthly payments until maturity. As of March 31, 2023, we believe the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires monthly interest payments at a fixed rate of 4.25%. The HGI Note provides for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. As of March 31, 2023, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with its covenant requirements and all required payments have been made as agreed.

The St. Petersburg Note requires monthly interest and principal payments. As of March 31, 2023, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with its covenant requirements and all required payments have been made as agreed.

The Wilmington Note requires monthly interest and principal payments. As of March 31, 2023, we believe the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with its covenant requirements and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of March 31, 2023 are as follows:

	2023	2024-2025	2026-2027	Thereafter	Total
Outstanding debt obligations	$15,594,571	$49,156,012	$—	$—	$64,750,583
Interest payments on outstanding debt obligations	1,803,403	2,241,345	—	—	4,044,748
Total	$17,397,974	$51,397,357	$—	$—	$68,795,331

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

Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We used the proceeds from our offerings to acquire real estate assets and real estate-

related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five to seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (“IPA”), an industry trade group, has standardized a measure known as modified FFO (“MFFO”), which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Reconciliation of net loss to MFFO:
Net loss	$(805,433)	$(8,775)
Depreciation and amortization	1,010,814	917,940
FFO	205,381	909,165
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(226,505)	(307,683)
Depreciation and amortization attributable to noncontrolling interest	(174,209)	(171,487)
FFO attributable to common stockholders	(195,333)	429,995
Amortization of deferred financing costs and debt discounts and premiums as interest	1,060	(9,188)
Gain on loan extinguishment	—	(537,000)
Unrealized loss (gain) on interest rate cap	49,266	(45,183)
MFFO attributable to common stockholders	$(145,007)	$(161,376)

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2023, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On August 14, 2018, our Registration Statement on Form S-11 (File No. 333-217579), covering a public offering of up to $550,000,000 in shares of our common stock, was declared effective by the SEC under the Securities Act. We offered up to $550,000,000 in shares of our common stock, including $500,000,000 in shares of our common stock pursuant to our primary offering, consisting of the following three share classes: K Shares at an initial offering price of  $10.00 per share (up to $125,000,000 in shares), K-I Shares at an offering price of  $9.30 per share (up to $125,000,000 in shares), and K-T Shares at an initial offering price of  $10.00 per share (up to $250,000,000 in shares), which reflect the Estimated Per Share NAV of each of the K Shares, K-I Shares, and K-T Shares as of February 28, 2018, and $50,000,000 in shares of our common stock pursuant to the DRIP at $9.50 per K Share (up to $12,500,000 in shares), $9.50 per K-I Share (up to $12,500,000 in shares) and $9.50 per K-T Share (up to $25,000,000 in shares).

On May 23, 2019, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of February 28, 2018, as follows: (i)  $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the COVID-19 pandemic, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 9, 2021, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. On June 27, 2022, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2022, as follows: (i) $10.29 per K Share, (ii) $10.29 per K-I Share, (iii) $10.29 per K-T Share, (iv) $13.34 per A Share, and (v) $1.25 per B Share and revised the public offering share prices.

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through March 31, 2023, pursuant to the DRIP, we issued 118,311 K Shares to investors at a weighted average of $9.39 per K Share for gross proceeds of $1,111,415, 74,884 K-I Shares at a weighted average of $9.42 per K-I Share for gross proceeds of $705,379, and 7,062 K-T Shares at a weighted average of $9.33 per K-T Share for gross proceeds of $65,885, for total gross DRIP proceeds of $1,882,679 Additionally, we received $2,630,000 from the sale of A Shares to THR from a private placement.

On June 24, 2021, we filed a Registration Statement on Form S-3 to register approximately $4,273,505 K Shares, K-I Shares or K-T Shares under the DRIP for a proposed maximum offering price of $40,000,000 in shares of common stock. We expect to continue to issue shares of common stock under the DRIP Offering until such time as we sell all of the shares registered for sale under the DRIP Offering, unless we file a new registration statement with the SEC, or the DRIP Offering is terminated by our board of directors.

From commencement of the Public Offering through the termination of the Public Offering, we had incurred $2,995,776 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through March 31, 2023, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through March 31, 2023, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$3,002,998	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,258,482

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of March 31, 2023, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $50,502,123.

Subsequent to March 31, 2023 and through May 12, 2023, pursuant to the DRIP Offering, we sold approximately 11,548 K Shares at a weighted average price of $9.78 per share for gross proceeds of $112,936, approximately 8,367 K-I Shares at a weighted average price of $9.78 per share for gross proceeds of $81,833 and approximately 187 K-T Shares at a weighted average price of $9.78 per share for gross proceeds of $1,826, for total gross proceeds of $196,595 in the DRIP Offering.

We have used the net proceeds from our Public Offering, Private Offering and DRIP Offering to acquire a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of March 31, 2023, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings. A portion of the net proceeds from our Public Offering, Private Offering and DRIP Offering was also used to fund capital expenditures at the hotel properties and operating expenses.

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

During the three months ended March 31, 2023, we fulfilled repurchase requests and repurchased K-Shares pursuant to our share repurchase program as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
January 2023	4,100	20,900	$10.12	(2)
February 2023	17,551	—	$—	(2)
March 2023	30,102	—	$—	(2)
	51,753	20,900

(1)	We generally repurchase shares within the six weeks following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in January 2023 related to repurchase requests received during the prior quarter. As of March 31, 2023, there were eight outstanding and unfulfilled repurchase requests for 43,151 K Shares and 8,602 K-I Shares.
(2)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). The Company will also limit repurchases to the net proceeds received pursuant to the DRIP.

Our board of directors approved four outstanding repurchase requests received during the three months ended December 31, 2022, and, on January 12, 2023, we repurchased 20,900 K Shares for $211,517, or $10.12 per K Share. Our board of directors approved eight outstanding repurchase requests received during the three months ended March 31, 2023, and, on April 27, 2023, we repurchased 43,151 K Shares for $440,108 or $10.20 per K Share and 8,602 K-I Share for $88,516 or $10.29 per K-I Share.

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

10.1

Confirmation of Renewal Period Rent, by and between PHR STPFL, LLC and PHR STPFL OPCO SUB, LLC, dated May 4, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed May 5, 2023 and incorporated herein by reference).

10.2

Confirmation of Renewal Period Rent, by and between PHR WNC, LLC and PHR WNC OPCO SUB, LLC, dated May 4, 2023 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed May 5, 2023 and incorporated herein by reference).

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

PROCACCIANTI HOTEL REIT, INC.

Date: May 12, 2023	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)