Form 10-Q
period 2023-06-30
PROCACCIANTI HOTEL REIT, INC.
filed 2023-08-11
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 11, 2023, there were 3,918,107 shares of the Registrant’s Class K common stock issued and outstanding, 1,361,327 shares of the Registrant’s Class K-I common stock issued and outstanding, 13,946 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Property and equipment, net	$99,406,138	$100,985,680
Cash	6,994,710	8,011,506
Restricted cash	4,002,963	3,176,682
Accounts receivable, net	379,710	413,800
Due from related parties	47,540	262,148
Prepaid expenses and other assets, net	1,248,144	996,804
Total Assets	$112,079,205	$113,846,620
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,734,493	$64,969,299
Accounts payable, accrued expenses and other, net	3,370,074	2,587,008
Due to related parties	2,403,986	2,010,073
Total Liabilities	70,508,553	69,566,380
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,402,962	1,319,912
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,907,864 and 3,932,526 shares issued and outstanding, respectively	39,079	39,325
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,353,702 and 1,345,518 shares issued and outstanding, respectively	13,537	13,455
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 13,781 and 29,306 shares issued and outstanding, respectively	138	293
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,357,024	47,700,045
Cumulative income	444,048	892,306
Cumulative distributions	(13,133,941)	(11,238,663)
Total Stockholders’ Equity	34,726,949	37,413,825
Noncontrolling interest	5,440,741	5,546,503
Total Equity	40,167,690	42,960,328
Total Liabilities and Stockholders’ Equity	$112,079,205	$113,846,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rooms	$7,164,330	$6,792,295	$11,915,947	$11,264,726
Food and beverage	739,770	713,750	1,034,095	997,293
Other operating	253,703	807,415	466,407	1,157,014
Total revenues	8,157,803	8,313,460	13,416,449	13,419,033
Expenses
Rooms	1,526,032	452,747	2,742,919	1,506,159
Food and beverage	486,719	461,833	783,341	735,883
Other property expenses	2,675,905	2,508,599	4,878,340	4,641,640
Property management fees to affiliates	245,209	230,846	403,239	377,720
Corporate general and administrative	351,690	384,938	705,334	703,501
Other fees to affiliates	215,805	218,701	434,483	439,814
Depreciation and amortization	1,018,347	943,770	2,029,161	1,861,710
Total expenses	6,519,707	5,201,434	11,976,817	10,266,427
Operating income	1,638,096	3,112,026	1,439,632	3,152,606
Gain on loan extinguishment	—	405,605	—	942,605
Interest expense, net	(724,906)	(679,784)	(1,415,761)	(1,310,376)
Gain (loss) on interest rate cap	(55,589)	39,926	(104,855)	85,109
Net income (loss) before income taxes	857,601	2,877,773	(80,984)	2,869,944
Income tax benefit (expense)	52,612	(42,029)	185,764	(42,975)
Net income	910,213	2,835,744	104,780	2,826,969
Net income attributable to noncontrolling interest	235,898	511,493	462,403	819,176
Net income (loss) attributable to common stockholders	$674,315	$2,324,251	$(357,623)	$2,007,793
Net income (loss) attributable to Class K common stockholders – basic and diluted	$455,156	$1,529,475	$(205,550)	$1,339,424
Net income (loss) per Class K common share – basic and diluted	$0.12	$0.39	$(0.05)	$0.34
Weighted average number of Class K common shares outstanding – basic and diluted	3,915,989	3,927,565	3,923,536	3,937,320
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$157,274	$516,703	$(70,814)	$449,877
Net income (loss) per Class K-I common share – basic and diluted	$0.12	$0.39	$(0.05)	$0.34
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,353,125	1,326,870	1,351,715	1,322,463
Net income (loss) attributable to Class K-T common stockholders – basic and diluted	$1,594	$24,795	$(861)	$21,570
Net income (loss) per Class K-T common share – basic and diluted	$0.12	$0.39	$(0.05)	$0.34
Weighted average number of Class K-T common shares outstanding – basic and diluted	13,713	63,669	16,424	63,407
Net income (loss) attributable to Class A common stockholders – basic and diluted	$67,577	$226,415	$(30,459)	$197,789
Net income (loss) per Class A common share – basic and diluted	$0.12	$0.39	$(0.05)	$0.34
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410	581,410	581,410
Net income (loss) attributable to Class B common stockholders – basic and diluted	$(7,286)	$26,863	$(49,939)	$(867)
Net income (loss) per Class B common share – basic and diluted	$(0.06)	$0.21	$(0.40)	$(0.01)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2022	3,932,526	$39,325	1,345,518	$13,455	29,306	$293	581,410	$5,814	125,000	$1,250	$47,700,045	$892,306	$(11,238,663)	$37,413,825	$5,546,503	$42,960,328
Conversion of common stock	15,899	159	—	—	(15,899)	(159)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,896	119	8,419	84	187	2	—	—	—	—	200,319	—	—	200,524	—	200,524
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(447)	—	—	(447)	—	(447)
Repurchase of common stock	(20,900)	(209)	—	—	—	—	—	—	—	—	(211,308)	—	—	(211,517)	—	(211,517)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,031,938)	—	(1,031,938)	248,515	(783,423)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,261)	(958,261)	(232,750)	(1,191,011)
BALANCE, March 31, 2023	3,939,421	39,394	1,353,937	13,539	13,594	136	581,410	5,814	125,000	1,250	47,688,609	(139,632)	(12,196,924)	35,412,186	5,562,268	40,974,454
Issuance of common stock pursuant to distribution reinvestment plan	11,594	116	8,367	84	187	2	—	—	—	—	196,845	—	—	197,047	—	197,047
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(322)	—	—	(322)	—	(322)
Repurchase of common stock	(43,151)	(431)	(8,602)	(86)	—	—	—	—	—	—	(528,108)	—	—	(528,625)	—	(528,625)
Noncontrolling interest valuation adjustment											—	(90,635)		(90,635)	—	(90,635)
Net income	—	—	—	—	—	—	—	—	—	—	—	674,315	—	674,315	221,473	895,788
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(937,017)	(937,017)	(343,000)	(1,280,017)
BALANCE, June 30, 2023	3,907,864	$39,079	1,353,702	$13,537	13,781	$138	581,410	$5,814	125,000	$1,250	$47,357,024	$444,048	$(13,133,941)	$34,726,949	$5,440,741	$40,167,690

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2021	3,947,642	$39,477	1,315,534	$13,155	62,946	$629	581,410	$5,814	125,000	$1,250	$47,930,212	$(3,500,228)	$(7,428,718)	$37,061,591	$5,702,961	$42,764,552
Conversion of common stock	500	5	—	—	(500)	(5)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	12,344	123	7,993	80	753	8	—	—	—	—	197,195	—	—	197,406	—	197,406
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,429)	—	—	(1,429)	—	(1,429)
Repurchase of common stock	(7,500)	(75)	(1,613)	(16)	—	—	—	—	—	—	(84,617)	—	—	(84,708)	—	(84,708)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(316,458)	—	(316,458)	314,391	(2,067)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,121)	(958,121)	(122,500)	(1,080,621)
BALANCE March 31, 2022	3,952,986	39,530	1,321,914	13,219	63,199	632	581,410	5,814	125,000	1,250	48,041,361	(3,816,686)	(8,386,839)	35,898,281	5,894,852	41,793,133
Issuance of common stock pursuant to distribution reinvestment plan	12,261	122	8,053	81	762	8	—	—	—	—	197,069	—	—	197,280	—	197,280
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,440)	—	—	(1,440)	—	(1,440)
Repurchase of common stock	(37,500)	(375)									(369,000)			(369,375)		(369,375)
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,324,251	—	2,324,251	462,063	2,786,314
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(941,800)	(941,800)	(355,250)	(1,297,050)
BALANCE June 30, 2022	3,927,747	$39,277	1,329,967	$13,300	63,961	$640	581,410	$5,814	125,000	$1,250	$47,867,990	$(1,492,435)	$(9,328,639)	$37,107,197	$6,001,665	$43,108,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$104,780	$2,826,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,029,161	1,861,710
Amortization of deferred financing costs and debt discount as interest	2,118	(18,437)
Amortization of key money loans	(26,350)	(26,750)
Gain on loan extinguishment	—	(942,605)
(Gain) loss on interest rate cap	104,855	(85,109)
Changes in operating assets and liabilities:
Accounts receivable	34,090	(319,029)
Due from related parties	214,608	(982,799)
Prepaid expenses and other assets	(259,077)	(279,686)
Accounts payable, accrued expenses and other	704,562	1,308,400
Due to related parties	393,913	825,337
Net cash provided by operating activities	3,302,660	4,168,001
Cash Flow from Investing Activities:
Capital improvements	(441,882)	(1,853,035)
Cash used in investing activities	(441,882)	(1,853,035)
Cash Flows from Financing Activities:
Payment of stockholder servicing fees	(769)	(2,869)
Proceeds from mortgage note	135,495	939,181
Payments of mortgage notes principal	(333,886)	(209,809)
Payment of deferred financing costs	(38,534)	—
Distributions to stockholders	(1,497,707)	(1,505,235)
Distributions to noncontrolling interest	(575,750)	(477,750)
Repurchase of common stock	(740,142)	(454,083)
Net cash used in financing activities	(3,051,293)	(1,710,565)
Increase (decrease) in cash and cash equivalents and restricted cash	(190,515)	604,401
Cash and cash equivalents and restricted cash, beginning of period	11,188,188	9,838,402
Cash and cash equivalents and restricted cash, end of period	$10,997,673	$10,442,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2023	2022
Cash	$6,994,710	$6,819,130
Restricted cash	4,002,963	3,623,673
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$10,997,673	$10,442,803

The Company paid the following amounts for interest and income taxes:

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$1,481,204	$1,269,542
Cash paid for income taxes	$84,537	$1,280

Supplemental Disclosure of Noncash Transactions

	Six Months Ended June 30,
	2023	2022
Common stock issued pursuant to distribution reinvestment plan	$397,571	$394,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company used the proceeds from its Private Offering (defined below) and its Public Offering (defined below), which terminated on August 13, 2021, to acquire a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (the “U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company is externally managed by Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an Advisory Agreement by and among the Company, its Operating Partnership and PHA. PHA is an affiliate of Procaccianti Companies, Inc., the Company’s sponsor (the “Sponsor”).

As of June 30, 2023, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through June 30, 2023, the Company received approximately $40,879,889 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $1,224,803 of K Shares, $787,212 of K-I Shares and $67,711 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 27, 2020, through a separate private placement and as partial consideration for the Company’s acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership (“Class K OP Units”) at $10.00 per Class K OP Unit.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At June 30, 2023, the assets of the Company’s VIEs were $64,461,123, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At June 30, 2023, the liabilities of the Company’s VIEs were $42,888,925, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of June 30, 2023, the estimated fair value of the mortgage notes payable was $60,305,702 compared to the carrying value of $64,904,569. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

Revenue Recognition

Revenue is generally recognized as services are performed. Revenue primarily represents room rental fees, food and beverage sales, and other fees. The Company collects sales tax from all nonexempt customers and remits the entire amount to the appropriate states upon collection from the customer. The Company’s accounting policy is to exclude the tax collected and remitted to the state from revenue and expenses. Included in other operating revenues for the three and six months ended June 30, 2022, is $631,168 and $846,828, respectively, of business recovery grants awarded to the Springhill Suites Wilmington, Hotel Indigo Traverse City and the Hilton Garden Inn Providence hotels.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At June 30, 2023 and 2022, reserves for property taxes were $996,529 and $843,270, respectively, reserves for capital improvements were $2,876,671 and $2,655,624, respectively, and reserves for insurance were $29,779 and $23,795, respectively. The Company also included $99,984 and $100,984 of guest advance deposits as restricted cash at June 30, 2023 and 2022, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At June 30, 2023, the Company had no material uncertain tax positions.

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

Noncontrolling Interest of the Operating Partnership

Noncontrolling interest of the Operating Partnership represents the value of the 128,124 Class K OP Units that were issued to a group of sellers in connection with the acquisition of the Hilton Garden Inn Providence. Noncontrolling interest of the Operating Partnership is reported in the mezzanine section of the condensed consolidated balance sheet, as the units are redeemable at the request of the holder for cash equal to the fair market value of a K Share as defined in the Amended and Restated Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P. (the “Amended and Restated Operating Partnership Agreement”). The Company may elect to acquire any such unit presented for redemption for K Shares or cash. The carrying amount of the noncontrolling interest of the Operating Partnership is equal to the greater of the initial carrying amount, increased or decreased for the Class K OP Units’ share of net income or loss and the redemption value. As of June 30, 2023, the carrying amount of the noncontrolling interest of the Operating Partnership includes a $90,635 adjustment to reflect its redemption value. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest of the Operating Partnership are reported in the condensed consolidated statement of operations.

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of June 30, 2023, 4,500 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated earnings per share for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$674,315	$2,324,251	$(357,623)	$2,007,793
Less: Class K Common Stock dividends declared and accumulated	683,420	685,431	1,361,950	1,366,725
Less: Class K-I Common Stock dividends declared and accumulated	236,148	231,555	469,212	459,047
Less: Class K-T Common Stock dividends declared and accumulated	2,393	11,112	5,701	22,010
Less: Class A Common Stock dividends declared and accumulated	101,468	101,468	201,821	201,821
Undistributed net income (loss)	$(349,114)	$1,294,685	$(2,396,307)	$(41,810)
Class K Common Stock:
Undistributed net income (loss)	$(228,264)	$844,044	$(1,567,500)	$(27,301)
Class K Common Stock dividends declared and accumulated	683,420	685,431	1,361,950	1,366,725
Net income (loss)	$455,156	$1,529,475	$(205,550)	$1,339,424
Net income (loss) per common share, basic and diluted	$0.12	$0.39	$(0.05)	$0.34
Weighted average number of common shares outstanding, basic and diluted	3,915,989	3,927,565	3,923,536	3,937,320
Class K-I Common Stock:
Undistributed net income (loss)	$(78,874)	$285,148	$(540,026)	$(9,170)
Class K-I Common Stock dividends declared and accumulated	236,148	231,555	469,212	459,047
Net income (loss)	$157,274	$516,703	$(70,814)	$449,877
Net income (loss) per common share, basic and diluted	$0.12	$0.39	$(0.05)	$0.34
Weighted average number of common shares outstanding, basic and diluted	1,353,125	1,326,870	1,351,715	1,322,463
Class K-T Common Stock:
Undistributed net income (loss)	$(799)	$13,683	$(6,562)	$(440)
Class K-T Common Stock dividends declared and accumulated	2,393	11,112	5,701	22,010
Net income (loss)	$1,594	$24,795	$(861)	$21,570
Net income (loss) per common share, basic and diluted	$0.12	$0.39	$(0.05)	$0.34
Weighted average number of common shares outstanding, basic and diluted	13,713	63,669	16,424	63,407
Class A Common Stock:
Undistributed net income (loss)	$(33,891)	$124,947	$(232,280)	$(4,032)
Class A Common Stock dividends declared and accumulated	101,468	101,468	201,821	201,821
Net income (loss)	$67,577	$226,415	$(30,459)	$197,789
Net income (loss) per common share, basic and diluted	$0.12	$0.39	$(0.05)	$0.34
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410	581,410	581,410
Class B Common Stock:
Undistributed net income (loss)	$(7,286)	$26,863	$(49,939)	$(867)
Net income (loss) per common share, basic and diluted	$(0.06)	$0.21	$(0.40)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2023:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,718,366
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,677,549
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,818,434
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,405,721
1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Land	$14,450,538	$14,450,538
Building and improvements	89,087,197	89,048,018
Furniture, fixtures, and equipment	11,532,636	11,179,909
Total cost	115,070,371	114,678,465
Accumulated depreciation	(15,664,233)	(13,692,785)
Property and equipment, net	$99,406,138	$100,985,680

Depreciation expense for the three months ended June 30, 2023 and 2022 was $1,014,479 and $939,901, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $2,021,424 and $1,853,972, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at June 30, 2023, is a $12,677,549 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,718,366 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,818,434 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,405,721 mortgage payable (the “CTI Note”) secured by the Cherry Tree Inn (the “Cherry Tree Inn”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, requires monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of June 30, 2023, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, requires monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of June 30, 2023, we believe the Operating Partnership and its subsidiary for the Springhill Suites Wilmington was in compliance with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The TCI Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50% at June 30, 2023. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, August 15, 2024. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of June 30, 2023, we believe the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company. As of June 30, 2023, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of June 30, 2023, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn was compliant with its loan obligations, including applicable covenants and all required payments have been made as agreed. No further borrowings on the CTI Note are anticipated.

The Company’s operations have been and are expected to continue to be impacted by economic and market conditions. Persistent market and economic challenges, such as increases in interest rates, labor shortages, supply chain disruptions and inflation, could, among other things, affect (i) the value and performance of the Company’s investments, (ii) the Company’s ability to pay future distributions, (iii) the availability or terms of financings, (iv) the Company’s ability to make scheduled principal and interest payments, and (v) the Company’s ability to refinance any outstanding debt when contractually due.

Interest expense on mortgage notes payable for the three months ended June 30, 2023 and 2022 was $750,021 and $661,472, respectively. Interest expense on mortgage notes payable for the six months ended June 30, 2023 and 2022 was $1,462,257 and $1,283,855, respectively.

Also included in mortgage notes payable as of June 30, 2023 is $128,575 of net deferred financing costs and debt discounts and premiums. For the three months ended June 30, 2023 and 2022, the Company amortized $1,058 and ($9,249), respectively, of net deferred financing costs and debt discounts and premiums as interest expense. For the six months ended June 30, 2023 and 2022, the Company amortized $2,118 and ($18,437), respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

Note 5 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be fully or partially forgivable. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. During 2020 and 2021, the Company received PPP loans in the aggregate amount of $2,445,589, of which, $1,502,984 and $942,605 was forgiven during the years ended December 31, 2021 and 2022, respectively. In the three and six months ended June 30, 2022, the Company received forgiveness for $405,605 and $942,605, respectively of its PPP loans and recognized a gain on extinguishment in the condensed consolidated statement of operations for the same amounts.

On August 15, 2018, the Operating Partnership entered into a loan with Citizens Bank, National Association (“Citizens Bank”) in the principal amount of $17,836,000 in connection with the Company’s acquisition of a hotel property located in Traverse City, Michigan (as amended, the “Citizens Loan”).

On June 12, 2023, the Operating Partnership, through its subsidiary, modified the swap derivative contract with Citizens Bank that fixes the interest rate on the outstanding balance of the Citizens Loan (the “Modification to Swap Derivative Contract”) so that the fixed interest rate will be 5.13% per annum for the first day of each month in each year, commencing on September 1, 2023, through the termination date of the loan, subject to certain adjustments.

On June 15, 2023, the Operating Partnership’s subsidiary, as borrower under the Citizens Loan, received notification that it qualified for the third extended term under the Citizens Loan, which extended the maturity date of the Citizens Loan to August 15, 2024.

Note 6 – Related Party Transactions

On August 2, 2018, the Company entered into the Amended and Restated Advisory Agreement with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA

entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On June 27, 2023, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA for an additional one-year term effective on August 2, 2023.

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

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended June 30, 2023 and 2022, the Sponsor requested reimbursement for $36,620 and $41,727, respectively, of such administrative service expenses. During the six months ended June 30, 2023 and 2022, the Sponsor requested reimbursement for $76,467 and $87,693, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

No acquisition fees were incurred during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and 2022, there was $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,611 and $18,611, respectively, for the three months ended June 30, 2023 and 2022 and $37,017 and $37,017, respectively, for the six months ended June 30, 2023 and 2022. These are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

Asset Management Fee

The Company will pay PHA asset management fees as described below:

Asset Management Fee: Quarterly fee equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP (the “asset management fee”). The adjusted cost will include the purchase price, acquisition expenses, capital expenditures, and other customary capitalized costs. The Advisory Agreement Amendment clarified the duration of the asset management fee and accrual of interest on deferred asset management fees. The asset management fee will be payable to PHA quarterly in arrears, based on the adjusted cost on the last date of the prior quarter, adjusted for appropriate closing dates for individual investments. Payment of the asset management fee will be deferred on a quarterly basis if at any time all accumulated, accrued, and unpaid 7% distributions have not been paid in full to the holders of the K Shares, K-I Shares, K-T Shares and any parity security. Any such deferred asset management fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum. If the Company has not completed a liquidation event by the fifth anniversary of the date the Company terminates the Public Offering (including any follow-on offering) (the “Fifth Anniversary”), on the day immediately following the Fifth Anniversary, (i) the asset management fees payable pursuant to the Advisory Agreement will cease to accrue and (ii) interest that accrued at a non-compounded rate of 6.0% per annum on the deferred asset management fees will cease to accrue. For the avoidance of doubt, all accrued and unpaid principal and interest amounts in connection with the asset management fee at the Fifth Anniversary will remain outstanding.

For the three months ended June 30, 2023 and 2022, the Company incurred $179,184 and $176,974, respectively, in asset management fees. For the six months ended June 30, 2023 and 2022, the Company incurred $358,016 and $352,121, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $8,024 and $7,863 for the three months ended June 30, 2023 and 2022, respectively, $13,309 and $13,021 for the six months ended June 30, 2023 and 2022, respectively, and are included in interest expense on the condensed consolidated statements of operations. At June 30, 2023 and 2022, asset management fees and interest payable of $552,407 and $541,262, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and six months ended June 30, 2023 and 2022.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of June 30, 2023 and 2022 were paid directly by the Company and there have been no reimbursements to PHA.

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

Certain O&O Costs have been incurred by PHA on behalf of the Company. At the termination of the Public Offering on August 13, 2021, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,997, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and through cash payments to PHA of $3,312,833.

The Company recorded O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules and regulations established by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Company’s charter. The Company recognized no O&O Costs for the three months ended March 31, 2023 and 2022, respectively. As of June 30, 2023 and 2022, the Company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire March 28, 2024, with three additional automatic one-year extensions. The terms of the in-place management agreements expire August 14, 2023, February 26, 2025 and June 3, 2031, respectively, for the Hotel Indigo Traverse City, the Hilton Garden Inn Providence and the Cherry Tree Inn.

Aggregate property management fees incurred were $245,209 and $230,846 for the three months ended June 30, 2023 and 2022, respectively, $403,239 and $377,720 for the six months ended June 30, 2023 and 2022, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of June 30, 2023, $102,879 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $187,238 and $167,591 for the three months ended June 30, 2023 and 2022, respectively, and $342,027 and $252,762 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, $73,561 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended June 30, 2023 and 2022, the Company paid $574,075 and $954, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor (“TPG”), for the reimbursement of prepaid insurance at the hotel properties. During the six months ended June 30, 2023 and 2022, the Company paid $594,143 and $954, respectively, to TPG for the reimbursement of prepaid insurance at the hotel properties. As of June 30, 2023, the Company had a balance of $21,760 due to TPG, which is included in due to related parties on the condensed consolidated balance sheets.

The CARES Act provided an employee retention tax credit, which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers and equal to 50% of qualified wages paid per quarter through December 31, 2020 and up to $10,000 per employee and equal to 70% of qualified wages paid per quarter through September 30, 2021. An affiliate of the Company’s hotel property managers qualified for the employee retention tax credit. As of June 30, 2022, the Company had a $860,899 receivable balance from its affiliate for qualified amounts related to wages reimbursed by the Company pursuant to its property management agreements included in due from related parties in the condensed consolidated balance sheet.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor (“TPG Construction”), $0 and $961,257 during the three months ended June 30, 2023 and 2022, respectively, and $1,952 and $1,254,119 during the six months ended June 30, 2023 and 2022, respectively, for capital expenditure costs incurred at the hotel properties. As of June 30, 2023 and 2022, $0 and $364,919, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at June 30, 2023 and 2022, was $47,540 and $275,013, respectively, in receivables from TPG Construction relating to working capital requests to provide funding for vendors and contractor deposits at the Cherry Tree Inn and the Hilton Garden Inn Providence.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three months ended June 30, 2023 and 2022.

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

Payment Upon Advisory Agreement Termination for Cause

If the Company terminates the Advisory Agreement for cause, the Company would not have a current obligation to make any payments to PHA or to S2K Servicing LLC, an affiliate of S2K Financial LLC (the “Dealer Manager”). However, any A Shares and B Shares held by them or their affiliates would remain outstanding. In addition, any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus any interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, would remain outstanding obligations, and the deferred fees would continue to accrue interest at a non-compounded annual rate of 6.0%. Such deferred fees and interest thereon would be payable upon a liquidation event.

Amended and Restated Operating Partnership Agreement

In connection with the Hilton Garden Inn Providence acquisition, effective February 27, 2020, the Company, as general partner of the Operating Partnership, Procaccianti Hotel REIT, LP, LLC and certain principals and affiliates of the Sponsor were issued Class K OP Units and entered into an Amended and Restated Operating Partnership Agreement.

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 3.87% and 2.50% for the three months ended June 30, 2023 and 2022, respectively, and 3.88% and 2.26% for the six months ended June 30, 2023 and 2022, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. Interest expense was $909 and $587 for the three months ended June 30, 2023 and 2022, respectively, $1,812 and $1,057 for the six months ended June 30, 2023 and 2022, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of June 30, 2023, the Company had issued 129,905 K Shares, 83,251 K-I Shares and 7,249 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $1,224,803, $787,212 and $67,711, respectively. As of June 30, 2023, the Company had issued 1,500 restricted K Shares to each of the Company’s three independent directors for a total of 4,500 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

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

As of June 30, 2023, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of June 30, 2023. As of June 30, 2023, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

During the six months ended June 30, 2023, pursuant to Section 5.2.7 of the Company’s charter, 15,899 K-T shares converted to 15,899 K Shares. As of June 30, 2023, pursuant to Section 5.2.7 of the Company’s charter, 51,486 K-T Shares converted to 51,486 K Shares.

PHA was obligated to purchase sufficient A Shares to fund payment of O&O Costs associated with the Private Offering and was obligated to purchase sufficient A Shares to fund payment of O&O Costs related to the Public Offering and also to account for the difference between the applicable NAV per K-I Share and the applicable offering price per K-I Share and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts). PHA’s obligation can be fulfilled by its affiliates, including the Sponsor or entities affiliated with the Sponsor.

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager, through the termination of the Public Offering, a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. The Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of June 30, 2023, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of June 30, 2023, the Company recognized $16,854 of stockholder servicing fees in connection with the Public Offering.

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

The Company’s board of directors approved outstanding repurchase requests received during the three months ended December 31, 2022, and on January 12, 2023, the Company repurchased 20,900 K Shares for $211,517, or $10.12 per K Share. The Company’s board of directors approved outstanding repurchase requests received during the three months ended March 31, 2023, and on April 27, 2023, the Company repurchased 43,151 K Shares for $440,108, or $10.20 per K Share, and 8,602 K-I Shares for $88,516, or $10.29 per K-I Share. The Company received requests to repurchase 59,587 K Shares and 5,591 K-I Shares during the three months ended June 30, 2023, which are outstanding as of the date of this filing.

Distributions

During the six months ended June 30, 2023, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/9/2023	12/31/2022	2/6/2023	2/8/2023	$0.001917808	$694,914	$236,910	$3,831	$22,606	$958,261
5/4/2023	3/31/2023	4/26/2023	5/3/2023	$0.001917808	678,982	233,064	2,856	22,115	$937,017
					$1,373,896	$469,974	$6,687	$44,721	$1,895,278

During the six months ended June 30, 2022, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/16/2022	12/31/2021	2/11/2022	2/14/22	$0.001917808	$694,066	$230,522	$10,927	$22,606	$958,121
5/6/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808	681,294	227,492	10,899	—	$919,685
5/11/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808	-	—	—	22,115	$22,115
					$1,375,360	$458,014	$21,826	$44,721	$1,899,921

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

On August 4, 2023, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2023, to the holders of record of K Shares, K-I Shares and K-T shares as of the close of business on August 7, 2023. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2023, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since March 31, 2023 was $683,412, or $0.001917808 per K

Share per day, $236,148, or $0.001917808 per K-I Share per day, and $2,401, or $0.001917808 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on February 9, 2023.

On August 4, 2023, the Company’s board of directors authorized the payment of distributions with respect to the Class K OP Units outstanding as of June 30, 2023, to the holders of record of Class K OP Units as of the close of business on August 7, 2023. With respect to the Class K OP Units outstanding as of June 30, 2023, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since March 31, 2023 was $22,360, or $0.001917808 per Class K OP Unit. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on February 9, 2023.

Note 8 - Income Taxes

The Company recognized a consolidated income tax benefit of $52,612 for the three months ended June 30, 2023, and a consolidated income tax expense of $42,029 for the three months ended June 30, 2022. The Company recognized a consolidated income tax benefit of $185,764 for the six months ended June 30, 2023, and a consolidated income tax expense of $42,975 for the six months ended June 30, 2022. These amounts relate to the operations of the Company’s TRSs.

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

Factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;
●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;
●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;
●	domestic and global political risks and uncertainties, including the war in Ukraine, tensions between China and the United States, other economic disruptions and U.S. and global recession concerns, on our financial condition and results of operations;
●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns and natural disasters;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;

●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles (“GAAP”).

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of June 30, 2023, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through June 30, 2023, we received approximately $40,879,889 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $1,224,803 of K Shares, $787,212 of K-I Shares and $67,711 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 27, 2020, through a separate private placement and as partial consideration for our acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership ("Class K OP Units") at $10.00 per Class K OP Unit.

We intend to establish an estimated per share net asset value (“Estimated Per Share NAV”) on at least an annual basis. Each Estimated Per Share NAV is determined by our board of directors after consultation with our advisor and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last five years as of each valuation date presented below (which were the Estimated Per Shares NAVs for the K Shares, K-I Shares and K-T Shares, unless otherwise indicated):

Valuation Date	Effective Date	Estimated Per Share NAV
March 31, 2023	June 27, 2023	$11.53	(1)
March 31, 2022	June 27, 2022	$10.29	(2)
March 31, 2021	June 9, 2021	$9.85	(3)
March 31, 2020	June 10, 2020	$8.56	(4)
March 31, 2019	May 23, 2019	$10.00	(5)

(1)	The Estimated Per Share NAV per K-T Share was $11.96, the Estimated Per Share NAV per A Share was $22.76 and the Estimated Per Share NAV per share of Class B capital stock (“B Share”) was $14.77.
(2)	The Estimated Per Share NAV per A Share was $13.34 and the Estimated Per Share NAV per B Share was $1.25.
(3)	The Estimated Per Share NAV per K-I Share was $9.77, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per B Share was $0.00.

(4)	The Estimated Per Share NAV per K-I Share was $8.55, the Estimated Per Share NAV per A Share was $0.00 and the Estimated Per Share NAV per B Share was $0.00.
(5)	The Estimated Per Share NAV per A Share was $3.97 and the Estimated Per Share NAV per B Share was $0.00.

Components of NAV	3/31/2023
Real Estate	$143,980,000
Mortgage Notes Payable	(62,556,309)
Other Assets	11,470,351
Other Liabilities	(4,115,825)
Noncontrolling Interest	(11,021,078)
Net Asset Value	$77,757,139

Components of NAV by Share Class	Class K	Class K-I	Class K-T	Class A	Class B	Total
Accrued Unpaid Distributions	$700,664	$235,746	$8,118	$1,880,058	$-	$2,824,586
Liquidation Preference	40,675,457	13,539,366	135,940	5,814,095	-	$60,164,858
Remaining Distribution Allocation	5,525,982	1,839,397	18,468	5,537,886	1,845,962	$14,767,695
Net Asset Value	$46,902,103	$15,614,509	$162,526	$13,232,039	$1,845,962	$77,757,139
Shares Outstanding	4,067,546	1,353,937	13,594	581,410	125,000
Estimated Per Share NAV	$11.53	$11.53	$11.96	$22.76	$14.77

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended June 30, 2023 and 2022, the Sponsor requested reimbursement for $36,620 and $41,727, respectively, of such administrative service expenses. During the six months ended June 30, 2023 and 2022, the Sponsor requested reimbursement for $76,467 and $87,693, respectively, of such administrative service expenses. Of these amounts, $20,473 is included in due to related parties on the condensed consolidated balance sheet as of June 30, 2023.

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

We incurred operating expenses of approximately $1,410,003 during the twelve months ended June 30, 2023, which was within the 2% of average invested assets and 25% of net income limitations (as defined in our charter).

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at June 30, 2023.

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

Distributions

Our board of directors may authorize distributions in excess of those required for us to maintain REIT status as it deems appropriate. Through the first quarter of 2020, we paid regular quarterly distributions to our stockholders. As a result of the impact of the COVID-19 pandemic on our business, our board of directors may reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing distributions in the future. The timing and amount of distributions will be determined by our board of directors, in its sole discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our K Shares, K-I Shares or K-T Shares. However, distributions will continue to accumulate pursuant to our charter.

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

For information on distributions paid during the three months ended June 30, 2023, refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows distributions paid during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
Distributions paid in cash	$1,497,707		$1,505,235
Distributions reinvested	397,571		394,686
Total distributions	$1,895,278		$1,899,921
Source of distributions:
Cash flows provided by operations	$1,497,707	79%	$1,505,235	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	397,571	21%	394,686	21%
Total sources	$1,895,278	100%	$1,899,921	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the three months ended June 30, 2023 and 2022 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect to all four quarters of 2022 and the first quarter of 2023, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2023 and 2022.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $7,164,330 for the three months ended June 30, 2023 from $6,792,295 for the three months ended June 30, 2022. The net increase of $372,035, or 5.5%, was largely due to increases in occupancy.

The following presents the hotel operating results for the three months ended June 30, 2023 for the full portfolio.

	Total Portfolio
	April	May	June
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	66.77%	71.74%	80.19%
Average Daily Rate (“ADR”)	$160.13	$194.68	$226.01
Revenue Per Available Room (“RevPAR”)	$107.44	$138.24	$180.88

The following presents the hotel operating results for the three months ended June 30, 2022 for the full portfolio.

	Total Portfolio
	April	May	June
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	64.08%	65.69%	75.23%
ADR	$165.91	$196.26	$219.39
RevPAR	$106.90	$128.40	$166.59

A comparison of hotel rooms revenues for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$1,292,130	$1,348,696	$(56,566)	(4.19)%
Staybridge Suites St. Petersburg	1,494,061	1,395,536	98,525	7.06%
Hotel Indigo Traverse City	1,753,684	1,719,227	34,457	2.00%
Hilton Garden Inn Providence	1,633,423	1,494,053	139,370	9.33%
Cherry Tree Inn	991,032	834,783	156,249	18.72%
	$7,164,330	$6,792,295	$372,035	5.48%

The decrease in rooms revenues of $56,566, or 4.19%, at the Springhill Suites Wilmington is driven by decreases in both ADR and occupancy. Occupancy at the Springhill Suites Wilmington decreased from 77.74% for the three months ended June 30, 2022, to 75.33% for the three months ended June 30, 2023. The ADR at the Springhill Suites Wilmington decreased from $158.56 for the three months ended June 30, 2022, to $156.67 for the three months ended June 30, 2023, a decrease of 1.2%.

The increase in rooms revenues of $98,525, or 7.06%, at the Staybridge Suites St. Petersburg is primarily driven by an increase in occupancy compared to the prior year partially offset by a decrease in ADR. Occupancy at the Staybridge Suites St. Petersburg increased from 73.45% for the three months ended June 30, 2022, to 82.10% for the three months ended June 30, 2023. The ADR at the Staybridge Suites St. Petersburg decreased from $174.36 for the three months ended June 30, 2022, to $167.93 for the three months ended June 30, 2023, a decrease of 3.7%.

The increase in rooms revenues of $34,457 or 2.00%, at the Hotel Indigo Traverse City is primarily driven by a increase in occupancy compared to the prior year partially offset by a decrease in ADR. Occupancy at the Hotel Indigo Traverse City increased from 76.50% for the three months ended June 30, 2022 to 81.00% for the three months ended June 30, 2023. The ADR at the Hotel Indigo Traverse City decreased from $226.02 for the three months ended June 30, 2022 to $218.96 for the three months ended June 30, 2023, a decrease of 3.1%.

The increase in rooms revenues of $139,370, or 9.33%, at the Hilton Garden Inn Providence is primarily driven by an increase in occupancy offset by a decrease in ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 55.03% for the three months ended June 30, 2022 to 61.76% for the three months ended June 30, 2023. The ADR at the Hilton Garden Inn Providence decreased from $213.77 for the three months ended June 30, 2022 to $211.00 for the three months ended June 30, 2023, a decrease of 1.3%.

The increase in rooms revenues of $156,249, or 18.72%, at the Cherry Tree Inn is primarily driven by increases in both occupancy and ADR compared to the prior year. Occupancy at the Cherry Tree Inn increased from 58.94% for the three months ended June 30, 2022 to 64.31% for the three months ended June 30, 2023. The ADR at the Cherry Tree Inn increased from $196.57 for the three months ended June 30, 2022 to $213.47 for the three months ended June 30, 2023, an increase of 8.6%.

Food and beverage revenues

Food and beverage revenues increased to $739,770 for the three months ended June 30, 2023 from $713,750 for the three months ended June 30, 2022. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $26,020 increase from the prior year period is in line with the increase in rooms revenues.

Other operating revenues

Other operating revenues decreased to $253,703 for the three months ended June 30, 2023, from $807,415 for the three months ended June 30, 2022. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $553,712 decrease from the prior year period is primarily due to the receipt of a $381,168 Growing Michigan Business grant awarded to the Hotel Indigo Traverse City and a $250,000 grant received from the Rhode Island Rebounds program by the Hilton Garden Inn Providence during the three months ended June 30, 2022. The decrease from the prior year period was partially offset by increases in parking and resort fees.

Rooms expenses

Rooms expenses increased to $1,526,032 for the three months ended June 30, 2023 from $452,747 for the three months ended June 30, 2022. The $1,073,285 net increase in rooms expenses is primarily due to a $860,899 reduction in payroll costs during the three months ended June 30, 2022 due to a decrease in reimbursable payroll costs to an affiliate of the Company’s hotel managers who qualified for tax credits related to wages reimbursed by the Company, as well as increased staffing and wages. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Excluding the impact of the tax credits, rooms expenses of $1,526,032 and $1,313,646 represent 21.3% and 19.3% of rooms revenues for the three-month period ended June 30, 2023 and 2022, respectively. The percentage increase is primarily due to the rise in labor costs.

Food and beverage expenses

Food and beverage expenses were $486,719 and $461,833 for the three months ended June 30, 2023 and 2022, respectively. The $24,886 increase in food and beverage expenses is primarily due to current inflationary pressures. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 65.8% and 64.7% of food and beverage revenues for the three-month period ended June 30, 2023 and 2022, respectively. The percentage increase is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $2,675,905 and $2,508,599, for the three months ended June 30, 2023 and 2022, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $167,306 increase in other property expenses is primarily driven by an increase in credit card commissions, sales and marketing expenses, accounting fees and bank charges.

Property management fees to affiliates

Property management fees to affiliates were $245,209 and $230,846 for the three months ended June 30, 2023 and 2022, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $351,690 and $384,938 for the three months ended June 30, 2023 and 2022, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $215,805 and $218,701 for the three months ended June 30, 2023 and 2022, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $36,620 and $41,728 during the three months ended June 30, 2023 and 2022, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $1,018,347 and $943,770 for the three months ended June 30, 2023 and 2022, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Gain on loan extinguishment

Gain on loan extinguishment was $0 and $405,605 for the three months ended June 30, 2023 and 2022, respectively and related to forgiveness of PPP loans by the Small Business Administration (“SBA”).

Interest expense, net

Interest expense, net, was $724,906 and $679,784 for the three months ended June 30, 2023 and 2022, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended June 30, 2023, we incurred $34,138 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,079 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $55,406 and $244 for three months ended June 30, 2023 and 2022, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain (Loss) on interest rate cap

Unrealized loss on our interest rate cap was $55,589 for the three months ended June 30, 2023. Unrealized gain on our interest rate cap was $39,926 for the three months ended June 30, 2022. They related to the note secured by the Hotel Indigo Traverse City (the “ TCI Note”) interest rate cap which expires on August 15, 2023.

Income tax expense/benefit

Income tax benefit was $52,612 for the three months ended June 30, 2023. Income tax expense was $42,029 for the three months ended June 30, 2022. They related to taxable income at the TRSs.

Net income

For the three months ended June 30, 2023 and 2022, we had net income of $910,213 and $2,835,744, respectively. The decrease in net income of $1,925,531 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $235,898 for the three months ended June 30, 2023 compared to net income relating to noncontrolling interests of $511,493 for the three months ended June 30, 2022. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $11,915,947 for the six months ended June 30, 2023 from $11,264,726 for the six months ended June 30, 2022. The net increase of $651,221, or 5.8%, was largely due to increases in occupancy somewhat offset by decreases in ADR.

The following presents the hotel operating results for the two quarters ended June 30, 2023 for the full portfolio.

	First	Second
	Quarter	Quarter
	2023	2023
Number of hotels	5	5
Number of rooms	559	559
Average Occupancy Percentage	61.04%	73.03%
ADR	$150.48	$192.03
RevPAR	$94.50	$140.87

The following presents the hotel operating results for the two quarters ended June 30, 2022 for the full portfolio.

	First	Second
	Quarter	Quarter
	2022	2022
Number of hotels	5	5
Number of rooms	559	559
Average Occupancy Percentage	57.41%	68.47%
ADR	$151.97	$193.53
RevPAR	$88.90	$133.58

A comparison of hotel rooms revenues for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$2,092,911	$2,143,789	$(50,878)	(2.37)%
Staybridge Suites St. Petersburg	3,295,862	3,070,939	224,923	7.32%
Hotel Indigo Traverse City	2,565,667	2,535,136	30,531	1.20%
Hilton Garden Inn Providence	2,555,932	2,293,076	262,856	11.46%
Cherry Tree Inn	1,405,575	1,221,786	183,789	15.04%
	$11,915,947	$11,264,726	$651,221	5.78%

Food and beverage revenues

Food and beverage revenues increased to $1,034,095 for the six months ended June 30, 2023 from $997,293 for the six months ended June 30, 2022. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $36,802 increase from the prior year period is in line with the increase in rooms revenues.

Other operating revenues

Other operating revenues decreased to $466,407 for the six months ended June 30, 2023, from $1,157,014 for the six months ended June 30, 2022. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $690,607 decrease from the prior year period is primarily due to the receipt of a $215,660 Business Recovery Grant from the state of North Carolina by the Springhill Suites Wilmington, a $381,168 Growing Michigan Business grant awarded to the Hotel Indigo Traverse City and a $250,000 grant received from the Rhode Island Rebounds program by the Hilton Garden Inn Providence in the six months ended June 30, 2022. The decrease from the prior year period was offset by increases in resort fees and parking.

Rooms expenses

Rooms expenses increased to $2,742,919 for the six months ended June 30, 2023 from $1,506,159 for the six months ended June 30, 2022. The $1,236,760 net increase in rooms expenses is primarily due to a $860,899 reduction in payroll costs in the six months ended June 30, 2022 due to a decrease in reimbursable payroll costs to an affiliate of the Company’s hotel managers who qualified for tax credits related to wages reimbursed by the Company, as well as increased staffing and wages. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Excluding the impact of the tax credits, rooms expenses of $2,742,919 and $2,367,058 represent 23.0% and 21.0% of rooms revenues for the six-month period ended June 30, 2023 and 2022, respectively. The percentage increase is primarily due to the rise in labor costs.

Food and beverage expenses

Food and beverage expenses were $783,341 and $735,883 for the six months ended June 30, 2023 and 2022, respectively. The $47,458 increase in food and beverage expenses is primarily due to current inflationary pressures. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 75.8% and 73.8% of food and beverage revenues for the six-month period ended June 30, 2023 and 2022, respectively. The percentage increase is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $4,878,340 and $4,641,640, for the six months ended June 30, 2023 and 2022, respectively. The $236,700 increase in other property expenses is primarily driven by an increase in credit card commissions, sales and marketing expenses and franchise fees. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $403,239 and $377,720 for the six months ended June 30, 2023 and 2022, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $705,334 and $703,501 for the six months ended June 30, 2023 and 2022, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $434,483and $439,814 for the six months ended June 30, 2023 and 2022, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $358,016 for the six months ended June 30, 2023 from $352,121 for the six months ended June 30, 2022. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $76,467 and $87,693 in the six months ended June 30, 2023 and 2022, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $2,029,161 and $1,861,710 for the six months ended June 30, 2023 and 2022, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Gain on loan extinguishment

Gain on loan extinguishment was $0 and $942,605 for the six months ended June 30, 2023 and 2022, respectively and related to forgiveness of PPP loans by the Small Business Administration (“SBA”).

Interest expense, net

Interest expense, net, was $1,415,761 and $1,310,376 for the six months ended June 30, 2023 and 2022, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the six months ended June 30, 2023, we incurred $68,276 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $66,158 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $104,013 and $7,882 for six months ended June 30, 2023 and 2022, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate cap

Unrealized loss on our interest rate cap was $104,855 for the six months ended June 30, 2023. Unrealized gain on our interest rate cap was $85,109 for the six months ended June 30, 2022. They related to the note secured by the Hotel Indigo Traverse City (the “ TCI note”) interest rate cap which expires on August 15, 2023.

Income tax expense/benefit

Income tax benefit was $185,764 for the six months ended June 30, 2023. Income tax expense was $42,975 for the six months ended June 30, 2022. They related to taxable income at the TRSs.

Net income

For the six months ended June 30, 2023 and 2022, we had net income of $104,780 and $2,826,969 respectively. The decrease in net income of $2,722,189 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $462,403 for the six months ended June 30, 2023 compared to net income relating to noncontrolling interests of $819,176 for the six months ended June 30, 2022. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

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

We paid quarterly distributions with respect to the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Our sources of funds are primarily funds equal to amounts reinvested in the DRIP, operating cash flows and borrowings. Our principal demands for funds will be for improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to and repurchases from our stockholders. Should we acquire additional assets, we intend to use cash and mortgage or other debt. PHA and its affiliates have agreed to purchase A Shares in a private placement in order to provide us with funds sufficient to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we will allocate proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable Estimated Per Share NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the six months ended June 30, 2023 and 2022.

Cash Flows Provided by Operating Activities

As of June 30, 2023, we owned an interest in five hotel properties. During the six months ended June 30, 2023, net cash provided by operating activities was $3,302,660 compared to the net cash provided by operating activities of $4,168,001 for the six months ended June 30, 2022. Our operating cash flows during the six months ended June 30, 2023, were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate cap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the six months ended June 30, 2022, was the result of our net income offset by adjustments for non-cash expenses, including depreciation and amortization, and by adjustments for receivables, other assets, gain on loan extinguishment, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2023, net cash used in investing activities was $441,882 and was the result of capital improvements at our hotel properties. During the six months ended June 30, 2022, net cash used in investing activities was $1,853,035 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $3,051,293. We paid stockholder servicing fees totaling $769. We received $135,495 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”), the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) and the note secured by the Hilton Garden Inn Providence (the “HGI Note”) totaling $333,886. We paid deferred financing costs of $38,534 related to extending the TCI Note. We paid cash distributions of $1,497,707 to stockholders with proceeds from operations. Cash flow from financing activities for the six months ended June 30, 2023, also includes $575,750 of distributions to noncontrolling interests. Additionally, we repurchased $740,142 of outstanding shares of common stock.

During the six months ended June 30, 2022, net cash used in financing activities was $1,710,565. We paid stockholder servicing fees totaling $2,869. We received $939,181 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the Wilmington Note and the St. Petersburg Note totaling $209,809. We paid cash distributions of $1,505,235 to stockholders with proceeds from operations. Cash flow from financing activities for the six months ended June 30, 2022, also includes $477,750 of distributions to noncontrolling interests. Additionally, we repurchased $454,083 of outstanding shares of common stock.

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

The TCI Note provides for interest only monthly payments until maturity. As of June 30, 2023, we believe the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed. The interest rate cap on the TCI Note, which expires on August 15, 2023, was replaced with an interest rate swap that effectively locks the interest rate on the $15,092,000 mortgage note at a fixed rate of 5.13% from its August 15, 2023 effective date through August 15, 2024.

The HGI Note requires monthly interest payments at a fixed rate of 4.25%. The HGI Note provides for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. As of June 30, 2023, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note requires monthly interest and principal payments. As of June 30, 2023, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note requires monthly interest and principal payments. As of June 30, 2023, we believe the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The note secured by the Cherry Tree Inn requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of June 30, 2023, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of June 30, 2023 are as follows:

	2023	2024-2025	2026-2027	Thereafter	Total
Outstanding debt obligations	$338,431	$54,967,918	$9,405,721	$—	$64,712,070
Interest payments on outstanding debt obligations	1,383,744	2,838,498	329,476	—	4,551,718
Total	$1,722,175	$57,806,416	$9,735,197	$—	$69,263,788

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net income to MFFO:
Net income	$910,213	$2,835,744	$104,780	$2,826,969
Depreciation and amortization	1,018,347	943,770	2,029,161	1,861,710
FFO	1,928,560	3,779,514	2,133,941	4,688,679
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(235,898)	(511,493)	(462,403)	(819,176)
Depreciation and amortization attributable to noncontrolling interest	(175,309)	(173,924)	(349,518)	(345,411)
FFO attributable to common stockholders	1,517,353	3,094,097	1,322,020	3,524,092
Amortization of deferred financing costs and debt discounts and premiums as interest	1,058	(9,249)	2,118	(18,437)
Gain on loan extinguishment	—	(405,605)	—	(942,605)
Unrealized loss (gain) on interest rate cap	55,589	(39,926)	104,855	(85,109)
MFFO attributable to common stockholders	$1,574,000	$2,639,317	$1,428,993	$2,477,941

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2023, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2019, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of February 28, 2018, as follows: (i)  $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the COVID-19 pandemic, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 9, 2021, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. On June 27, 2022, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2022, as follows: (i) $10.29 per K Share, (ii) $10.29 per K-I Share, (iii) $10.29 per K-T Share, (iv) $13.34 per A Share, and (v) $1.25 per B Share and revised the DRIP share prices. On June 27, 2023, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2023, as follows: (i) $11.53 per K Share, (ii) $11.53 per K-I Share, (iii) $11.96 per K-T Share, (iv) $22.76 per A Share, and (v) $14.77 per B Share and revised the DRIP share prices.

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of

$9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through June 30, 2023, pursuant to the DRIP, we issued 129,905 K Shares to investors at a weighted average of $9.43 per K Share for gross proceeds of $1,224,803, 83,251 K-I Shares at a weighted average of $9.46 per K-I Share for gross proceeds of $787,212, and 7,249 K-T Shares at a weighted average of $9.34 per K-T Share for gross proceeds of $67,711, for total gross DRIP proceeds of $2,079,726. Additionally, we received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From inception through June 30, 2023, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through June 30, 2023, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$3,003,319	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,258,803

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of June 30, 2023, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $50,699,171.

Subsequent to June 30, 2023 and through August 11, 2023, pursuant to the DRIP Offering, we sold approximately 10,242 K Shares at a weighted average price of $10.95 per share for gross proceeds of $112,152, approximately 7,625 K-I Shares at a weighted average price of $10.95 per share for gross proceeds of $83,497 and approximately 166 K-T Shares at a weighted average price of $11.36 per share for gross proceeds of $1,882, for total gross proceeds of $197,531 in the DRIP Offering.

We have used the net proceeds from our Public Offering, Private Offering and DRIP Offering to acquire a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of June 30, 2023, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings. A portion of the net proceeds from our Public Offering, Private Offering and DRIP Offering was also used to fund capital expenditures at the hotel properties and operating expenses.

Share Repurchase Program

On October 26, 2018, our board of directors approved and adopted the Amended and Restated Share Repurchase Program (the “A&R SRP”) that may provide an opportunity for stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. On March 20, 2020, our board of directors decided to temporarily suspend repurchases under the A&R SRP effective with repurchase requests that would have been processed in April 2020 due to the negative impact of the COVID-19 pandemic on our portfolio at the time; provided, however, we continued to process repurchases due to death in accordance with the terms of our share repurchase program. On June 10, 2020, the board of directors determined to fully reopen the A&R SRP to all repurchase requests commencing in July 2020. Shares will be repurchased subject to and upon the terms and conditions of the A&R SRP and repurchase prices will be based upon the Estimated Per Share NAVs in accordance with the terms of the A&R SRP. Any unprocessed requests will automatically roll over to be considered for repurchase unless a stockholder withdraws the request for repurchase five business days prior to the next repurchase date. Refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for a discussion of the details of the A&R SRP.

During the three months ended June 30, 2023, we fulfilled repurchase requests and repurchased K-Shares pursuant to the A&R SRP as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
April 2023	7,905	51,753	$10.21	(2)
May 2023	36,437	—	$—	(2)
June 2023	20,836	—	$—	(2)
	65,178	51,753

(1)	We generally repurchase shares within the six weeks following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in April 2023 related to repurchase requests received during the prior quarter. As of June 30, 2023, there were thirteen outstanding and unfulfilled repurchase requests for 59,587 K Shares and 5,591 K-I Shares.
(2)	The number of shares that may be redeemed pursuant to the A&R SRP during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). We will also limit repurchases to the net proceeds received pursuant to the DRIP.

Our board of directors approved four outstanding repurchase requests received during the three months ended December 31, 2022, and, on January 12, 2023, we repurchased 20,900 K Shares for $211,517, or $10.12 per K Share. Our board of directors approved eight outstanding repurchase requests received during the three months ended March 31, 2023, and, on April 27, 2023, we repurchased 43,151 K Shares for $440,108 or $10.20 per K Share and 8,602 K-I Share for $88,516 or $10.29 per K-I Share. We received requests to repurchase 59,587 K Shares and 5,591 K-I Shares during the three months ended June 30, 2023, which are outstanding as of the date of this filing.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

10.3

Modification to Swap Derivative Contract, by and between Procaccianti Hotel REIT, L.P. and Citizens Bank, National Association, dated June 12, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed June 16, 2023 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56272), on June 28, 2023, and incorporated by reference herein).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

PROCACCIANTI HOTEL REIT, INC.

Date: August 11, 2023	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)