Form 10-Q
period 2023-09-30
PROCACCIANTI HOTEL REIT, INC.
filed 2023-11-13
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 13, 2023, there were 3,912,601 shares of the Registrant’s Class K common stock issued and outstanding, 1,367,487 shares of the Registrant’s Class K-I common stock issued and outstanding, 14,116 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Property and equipment, net	$98,705,928	$100,985,680
Cash	8,528,761	8,011,506
Restricted cash	3,712,392	3,176,682
Accounts receivable, net	472,319	413,800
Due from related parties	26,092	262,148
Prepaid expenses and other assets, net	1,367,501	996,804
Total Assets	$112,812,993	$113,846,620
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,554,369	$64,969,299
Accounts payable, accrued expenses and other, net	3,109,594	2,587,008
Due to related parties	2,016,988	2,010,073
Total Liabilities	69,680,951	69,566,380
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,402,962	1,319,912
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,902,017 and 3,932,526 shares issued and outstanding, respectively	39,020	39,325
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,360,226 and 1,345,518 shares issued and outstanding, respectively	13,602	13,455
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 13,946 and 29,306 shares issued and outstanding, respectively	140	293
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,357,124	47,700,045
Cumulative income	3,130,552	892,306
Cumulative distributions	(14,078,262)	(11,238,663)
Total Stockholders’ Equity	36,469,240	37,413,825
Noncontrolling interest	5,259,840	5,546,503
Total Equity	41,729,080	42,960,328
Total Liabilities and Stockholders’ Equity	$112,812,993	$113,846,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rooms	$9,577,029	$9,652,212	$21,492,976	$20,916,938
Food and beverage	1,061,479	1,038,870	2,095,574	2,036,163
Other operating	347,705	268,757	830,139	1,443,399
Total revenues	10,986,213	10,959,839	24,418,689	24,396,500
Expenses
Rooms	1,710,208	1,684,324	4,453,127	3,190,483
Food and beverage	550,315	589,796	1,248,390	1,250,703
Other property expenses	3,040,061	2,906,890	8,019,694	7,641,134
Property management fees to affiliates	329,697	328,867	732,936	706,587
Corporate general and administrative	320,940	348,781	1,026,274	1,052,282
Other fees to affiliates	209,558	262,628	644,041	702,442
Depreciation and amortization	1,031,180	990,626	3,060,341	2,852,336
Total expenses	7,191,959	7,111,912	19,184,803	17,395,967
Operating income	3,794,254	3,847,927	5,233,886	7,000,533
Gain on loan extinguishment	—	—	—	942,605
Loss on disposal of fixed assets	—	(10,535)	—	(10,535)
Interest expense, net	(744,035)	(716,108)	(2,159,796)	(2,026,484)
Gain (loss) on interest rate swap/cap	(42,035)	62,109	(146,890)	147,218
Net income before income taxes	3,008,184	3,183,393	2,927,200	6,053,337
Income tax expense	(193,881)	(200,498)	(8,117)	(243,473)
Net income	2,814,303	2,982,895	2,919,083	5,809,864
Net income attributable to noncontrolling interest	184,066	214,792	646,469	1,033,968
Net income attributable to common stockholders	$2,630,237	$2,768,103	$2,272,614	$4,775,896
Net income attributable to Class K common stockholders – basic and diluted	$1,731,429	$1,815,882	$1,528,347	$3,157,834
Net income per Class K common share – basic and diluted	$0.44	$0.46	$0.39	$0.80
Weighted average number of Class K common shares outstanding – basic and diluted	3,906,944	3,915,774	3,917,945	3,930,059
Net income attributable to Class K-I common stockholders – basic and diluted	$601,656	$618,844	$528,069	$1,065,864
Net income per Class K-I common share – basic and diluted	$0.44	$0.46	$0.39	$0.80
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,357,628	1,334,480	1,353,707	1,326,513
Net income attributable to Class K-T common stockholders – basic and diluted	$6,149	$27,845	$6,079	$50,037
Net income per Class K-T common share – basic and diluted	$0.44	$0.46	$0.39	$0.80
Weighted average number of Class K-T common shares outstanding – basic and diluted	13,876	60,046	15,566	62,274
Net income attributable to Class A common stockholders – basic and diluted	$257,662	$269,620	$226,803	$467,168
Net income per Class A common share – basic and diluted	$0.44	$0.46	$0.39	$0.80
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410	581,410	581,410
Net income (loss) attributable to Class B common stockholders – basic and diluted	$33,341	$35,912	$(16,684)	$34,993
Net income (loss) per Class B common share – basic and diluted	$0.27	$0.29	$(0.13)	$0.28
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2022	3,932,526	$39,325	1,345,518	$13,455	29,306	$293	581,410	$5,814	125,000	$1,250	$47,700,045	$892,306	$(11,238,663)	$37,413,825	$5,546,503	$42,960,328
Conversion of common stock	15,899	159	—	—	(15,899)	(159)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,896	119	8,419	84	187	2	—	—	—	—	200,319	—	—	200,524	—	200,524
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(447)	—	—	(447)	—	(447)
Repurchase of common stock	(20,900)	(209)	—	—	—	—	—	—	—	—	(211,308)	—	—	(211,517)	—	(211,517)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,031,938)	—	(1,031,938)	248,515	(783,423)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,261)	(958,261)	(232,750)	(1,191,011)
BALANCE, March 31, 2023	3,939,421	39,394	1,353,937	13,539	13,594	136	581,410	5,814	125,000	1,250	47,688,609	(139,632)	(12,196,924)	35,412,186	5,562,268	40,974,454
Issuance of common stock pursuant to distribution reinvestment plan	11,594	116	8,367	84	187	2	—	—	—	—	196,845	—	—	197,047	—	197,047
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(322)	—	—	(322)	—	(322)
Repurchase of common stock	(43,151)	(431)	(8,602)	(86)	—	—	—	—	—	—	(528,108)	—	—	(528,625)	—	(528,625)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	(90,635)	—	(90,635)	—	(90,635)
Net income	—	—	—	—	—	—	—	—	—	—	—	674,315	—	674,315	221,473	895,788
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(937,017)	(937,017)	(343,000)	(1,280,017)
BALANCE, June 30, 2023	3,907,864	39,079	1,353,702	13,537	13,781	138	581,410	5,814	125,000	1,250	47,357,024	444,048	(13,133,941)	34,726,949	5,440,741	40,167,690
Issuance of common stock pursuant to distribution reinvestment plan	10,242	102	7,625	76	165	2	—	—	—	—	197,351	—	—	197,531	—	197,531
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(376)	—	—	(376)	—	(376)
Repurchase of common stock	(16,089)	(161)	(1,101)	(11)	—	—	—	—	—	—	(196,875)	—	—	(197,047)	—	(197,047)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	56,267	—	56,267	—	56,267
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,630,237	—	2,630,237	127,799	2,758,036
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(944,321)	(944,321)	(308,700)	(1,253,021)
BALANCE, September 30, 2023	3,902,017	$39,020	1,360,226	$13,602	13,946	$140	581,410	$5,814	125,000	$1,250	$47,357,124	$3,130,552	$(14,078,262)	$36,469,240	$5,259,840	$41,729,080

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2021	3,947,642	$39,477	1,315,534	$13,155	62,946	$629	581,410	$5,814	125,000	$1,250	$47,930,212	$(3,500,228)	$(7,428,718)	$37,061,591	$5,702,961	$42,764,552
Conversion of common stock	500	5	—	—	(500)	(5)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	12,344	123	7,993	80	753	8	—	—	—	—	197,195	—	—	197,406	—	197,406
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,429)	—	—	(1,429)	—	(1,429)
Repurchase of common stock	(7,500)	(75)	(1,613)	(16)	—	—	—	—	—	—	(84,617)	—	—	(84,708)	—	(84,708)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(316,458)	—	(316,458)	314,391	(2,067)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,121)	(958,121)	(122,500)	(1,080,621)
BALANCE March 31, 2022	3,952,986	39,530	1,321,914	13,219	63,199	632	581,410	5,814	125,000	1,250	48,041,361	(3,816,686)	(8,386,839)	35,898,281	5,894,852	41,793,133
Issuance of common stock pursuant to distribution reinvestment plan	12,261	122	8,053	81	762	8	—	—	—	—	197,069	—	—	197,280	—	197,280
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,440)	—	—	(1,440)	—	(1,440)
Repurchase of common stock	(37,500)	(375)									(369,000)			(369,375)		(369,375)
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,324,251	—	2,324,251	462,063	2,786,314
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(941,800)	(941,800)	(355,250)	(1,297,050)
BALANCE June 30, 2022	3,927,747	39,277	1,329,967	13,300	63,961	640	581,410	5,814	125,000	1,250	47,867,990	(1,492,435)	(9,328,639)	37,107,197	6,001,665	43,108,862
Conversion of common stock	6,775	68	—	—	(6,775)	(68)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,924	119	7,940	79	733	7	—	—	—	—	201,212	—	—	201,417	—	201,417
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,409)	—	—	(1,409)	—	(1,409)
Repurchase of common stock	(37,302)	(373)	(657)	(7)	(1,000)	(10)	—	—	—	—	(396,526)	—	—	(396,916)	—	(396,916)
Other offering costs to affiliates	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,768,103	—	2,768,103	155,922	2,924,025
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(950,478)	(950,478)	(355,250)	(1,305,728)
BALANCE September 30, 2022	3,909,144	$39,091	1,337,250	$13,372	56,919	$569	581,410	$5,814	125,000	$1,250	$47,671,267	$1,275,668	$(10,279,117)	$38,727,914	$5,802,337	$44,530,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,919,083	$5,809,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,060,341	2,852,336
Amortization of deferred financing costs and debt discount as interest	(545)	(20,875)
Amortization of key money loans	(39,125)	(40,125)
Gain on loan extinguishment	—	(942,605)
Loss (gain) on interest rate swap/cap	146,890	(147,218)
Loss on disposal of fixed assets	—	10,535
Changes in operating assets and liabilities:
Accounts receivable	(58,519)	49,023
Due from related parties	236,056	(165,026)
Prepaid expenses and other assets	(382,303)	(382,270)
Accounts payable, accrued expenses and other	414,822	844,129
Due to related parties	6,915	200,730
Net cash provided by operating activities	6,303,615	8,068,498
Cash Flow from Investing Activities:
Capital improvements	(768,983)	(2,300,075)
Cash used in investing activities	(768,983)	(2,300,075)
Cash Flows from Financing Activities:
Payment of stockholder servicing fees	(1,145)	(4,278)
Proceeds from mortgage note	135,495	1,270,226
Payments of mortgage notes principal	(511,347)	(275,915)
Payment of deferred financing costs	(38,534)	(41,234)
Distributions to stockholders	(2,244,497)	(2,254,296)
Distributions to noncontrolling interest	(884,450)	(833,000)
Repurchase of common stock	(937,189)	(850,999)
Net cash used in financing activities	(4,481,667)	(2,989,496)
Increase in cash and cash equivalents and restricted cash	1,052,965	2,778,927
Cash and cash equivalents and restricted cash, beginning of period	11,188,188	9,838,402
Cash and cash equivalents and restricted cash, end of period	$12,241,153	$12,617,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2023	2022
Cash	$8,528,761	$9,212,533
Restricted cash	3,712,392	3,404,796
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$12,241,153	$12,617,329

The Company paid the following amounts for interest and income taxes:

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$2,252,157	$1,888,748
Cash paid for income taxes	$84,537	$49,760

Supplemental Disclosure of Noncash Transactions

	Nine Months Ended September 30,
	2023	2022
Common stock issued pursuant to distribution reinvestment plan	$595,102	$596,103

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

As of September 30, 2023, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through September 30, 2023, the Company received approximately $41,077,420 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $1,336,956 of K Shares, $870,709 of K-I Shares and $69,593 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At September 30, 2023, the assets of the Company’s VIEs were $63,934,314, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At September 30, 2023, the liabilities of the Company’s VIEs were $42,618,155, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of September 30, 2023, the estimated fair value of the mortgage notes payable was $60,544,439 compared to the carrying value of $64,701,272. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At September 30, 2023 and 2022, reserves for property taxes were $497,542 and $477,530, respectively, reserves for capital improvements were $3,070,065 and $2,741,033, respectively, and reserves for insurance were $63,285 and $42,249, respectively. The Company also included $81,500 and $143,984 of guest advance deposits as restricted cash at September 30, 2023 and 2022, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At September 30, 2023, the Company had no material uncertain tax positions.

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

Noncontrolling Interest of the Operating Partnership

Noncontrolling interest of the Operating Partnership represents the value of the 128,124 Class K OP Units that were issued to a group of sellers in connection with the acquisition of the Hilton Garden Inn Providence. Noncontrolling interest of the Operating Partnership is reported in the mezzanine section of the condensed consolidated balance sheet, as the units are redeemable at the request of the holder for cash equal to the fair market value of a K Share as defined in the Amended and Restated Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P. (the “Amended and Restated Operating Partnership Agreement”). The Company may elect to acquire any such unit presented for redemption for K Shares or cash. The carrying amount of the noncontrolling interest of the Operating Partnership is equal to the greater of the initial carrying amount, increased, or decreased for the Class K OP Units’ share of net income or loss and the redemption value. As of September 30, 2023, the carrying amount of the noncontrolling interest of the Operating Partnership includes a $34,368 adjustment to reflect its redemption value. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest of the Operating Partnership are reported in the condensed consolidated statement of operations.

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of September 30, 2023, 4,500 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated earnings per share for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$2,630,237	$2,768,103	$2,272,614	$4,775,896
Less: Class K Common Stock dividends declared and accumulated	689,335	690,893	2,051,277	2,057,627
Less: Class K-I Common Stock dividends declared and accumulated	239,538	235,453	708,749	694,511
Less: Class K-T Common Stock dividends declared and accumulated	2,448	10,594	8,157	32,604
Less: Class A Common Stock dividends declared and accumulated	102,583	102,583	304,404	304,404
Undistributed net income (loss)	$1,596,333	$1,728,580	$(799,973)	$1,686,750
Class K Common Stock:
Undistributed net income (loss)	$1,042,094	$1,124,989	$(522,930)	$1,100,207
Class K Common Stock dividends declared and accumulated	689,335	690,893	2,051,277	2,057,627
Net income	$1,731,429	$1,815,882	$1,528,347	$3,157,834
Net income per common share, basic and diluted	$0.44	$0.46	$0.39	$0.80
Weighted average number of common shares outstanding, basic and diluted	3,906,944	3,915,774	3,917,945	3,930,059
Class K-I Common Stock:
Undistributed net income (loss)	$362,118	$383,391	$(180,680)	$371,353
Class K-I Common Stock dividends declared and accumulated	239,538	235,453	708,749	694,511
Net income	$601,656	$618,844	$528,069	$1,065,864
Net income per common share, basic and diluted	$0.44	$0.46	$0.39	$0.80
Weighted average number of common shares outstanding, basic and diluted	1,357,628	1,334,480	1,353,707	1,326,513
Class K-T Common Stock:
Undistributed net income (loss)	$3,701	$17,251	$(2,078)	$17,433
Class K-T Common Stock dividends declared and accumulated	2,448	10,594	8,157	32,604
Net income	$6,149	$27,845	$6,079	$50,037
Net income per common share, basic and diluted	$0.44	$0.46	$0.39	$0.80
Weighted average number of common shares outstanding, basic and diluted	13,876	60,046	15,566	62,274
Class A Common Stock:
Undistributed net income (loss)	$155,079	$167,037	$(77,601)	$162,764
Class A Common Stock dividends declared and accumulated	102,583	102,583	304,404	304,404
Net income	$257,662	$269,620	$226,803	$467,168
Net income per common share, basic and diluted	$0.44	$0.46	$0.39	$0.80
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410	581,410	581,410
Class B Common Stock:
Undistributed net income (loss)	$33,341	$35,912	$(16,684)	$34,993
Net income (loss) per common share, basic and diluted	$0.27	$0.29	$(0.13)	$0.28
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2023:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,670,083
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,619,168
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,749,123
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,404,235

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Land	$14,450,538	$14,450,538
Building and improvements	89,188,548	89,048,018
Furniture, fixtures, and equipment	11,758,384	11,179,909
Total cost	115,397,470	114,678,465
Accumulated depreciation	(16,691,542)	(13,692,785)
Property and equipment, net	$98,705,928	$100,985,680

Depreciation expense for the three months ended September 30, 2023 and 2022 was $1,027,311 and $986,607, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $3,048,735 and $2,840,579, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at September 30, 2023, is a $12,619,168 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,670,083 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,749,123 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,404,235 mortgage payable (the “CTI Note”) secured by the Cherry Tree Inn (the “Cherry Tree Inn”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, requires monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of September 30, 2023, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, requires monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of September 30, 2023, we believe the Operating

Partnership and its subsidiary for the Springhill Suites Wilmington was in compliance with its loan obligations, including applicable covenants, and all required payments were made as agreed.

The TCI Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50% at September 30, 2023. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, August 15, 2024. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of September 30, 2023, we believe the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were in compliance with their loan obligations, including applicable covenants, and all required payments were made as agreed.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company. As of September 30, 2023, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with their loan obligations, including applicable covenants, and all required payments were made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of September 30, 2023, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with their loan obligations, including applicable covenants and all required payments have been made as agreed. No further borrowings on the CTI Note are anticipated.

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

Interest expense on mortgage notes payable for the three months ended September 30, 2023 and 2022 was $795,325 and $729,776, respectively. Interest expense on mortgage notes payable for the nine months ended September 30, 2023 and 2022 was $2,257,582 and $2,013,631, respectively.

Also included in mortgage notes payable as of September 30, 2023 is $209,052 of net deferred financing costs and debt discounts and premiums. For the three months ended September 30, 2023 and 2022, the Company amortized $2,663 and $2,438, respectively, of net deferred financing costs and debt discounts and premiums as interest expense. For the nine months ended September 30, 2023 and 2022, the Company amortized $545 and $20,875, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

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

The following table summarizes the terms of the Company's outstanding interest rate swap agreement:

		Notional				Fair Value of
		Amount as of				Liability as of
		September 30,	Interest	Effective	Maturity	September 30,
	Balance Sheet Location	2023	Rate(1)	Date	Date	2023(2)
Interest rate swap	Accounts payable, accrued expenses and other, net	$15,092,000	5.13%	8/15/2023	8/15/2024	$29,243

1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate SOFR, plus a premium.

2)	Changes in fair value are recorded as unrealized gain (loss) in the condensed consolidated statements of operations as the Company did not designate this interest rate swap as a hedge. The Company valued the interest rate swap using Level 2 inputs.

Note 6 – Other Debt

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was adopted by the Federal Government, which, among other things, provided emergency assistance to qualifying businesses and individuals as a result of the COVID-19 pandemic. The CARES Act also included the establishment of the Paycheck Protection Program (“PPP”), a U.S. Small Business Administration (the “SBA”) loan to businesses with fewer than 500 employees that may be fully or partially forgivable. The loans’ principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to limitations and ongoing rulemaking by the SBA, and that the Company maintains its payroll levels over a twenty-four week period following the loan date. During 2020 and 2021, the Company received PPP loans in the aggregate amount of $2,445,589, of which, $1,502,984 and $942,605 was forgiven during the years ended December 31, 2021 and 2022, respectively. During the three and nine months ended September 30, 2022, the Company received forgiveness for $0 and $942,605, respectively of its PPP loans and recognized a gain on extinguishment in the condensed consolidated statement of operations for the same amount.

Note 7 – Related Party Transactions

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

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended September 30, 2023 and 2022, the Sponsor requested reimbursement for $29,734 and $35,120, respectively, of such administrative service expenses. During the nine months ended September 30, 2023 and 2022, the Sponsor requested reimbursement for $106,201 and $122,813, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

No acquisition fees were incurred during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and 2022, there was $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,816 and $18,816, respectively, for the three months ended September 30, 2023 and 2022 and $55,483 and $55,833, respectively, for the nine months ended September 30, 2023 and 2022. These are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended September 30, 2023 and 2022, the Company incurred $179,824 and $177,812, respectively, in asset management fees. For the nine months ended September 30, 2023 and 2022, the Company incurred $537,840 and $529,933, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $2,719 and $2,689 for the three months ended September 30, 2023 and 2022, respectively, $16,028 and $15,710 for the nine months ended September 30, 2023 and 2022, respectively, and are included in interest expense on the condensed consolidated statements of operations. At September 30, 2023 and 2022, asset management fees and interest payable of $182,544 and $180,501, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and nine months ended September 30, 2023 and 2022.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of September 30, 2023 and 2022 were paid directly by the Company and there have been no reimbursements to PHA.

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

The Company recorded O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules and regulations established by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Company’s charter. The Company recognized no O&O Costs for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and 2022, the Company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire March 28, 2024, with three additional automatic one-year extensions. The term of the in-place management agreement for the Hotel Indigo Traverse City expires August 14, 2024, with three additional automatic one-year extensions. The terms of the in-place management agreements expire February 26, 2025 and June 3, 2031, respectively, for the Hilton Garden Inn Providence and the Cherry Tree Inn.

Aggregate property management fees incurred were $329,697 and $328,867 for the three months ended September 30, 2023 and 2022, respectively, $732,936 and $706,587 for the nine months ended September 30, 2023 and 2022, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of September 30, 2023, $97,932 of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $211,683 and $161,372 for the three months ended September 30, 2023 and 2022, respectively, and $553,710 and $414,134 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, $66,918 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended September 30, 2023 and 2022, the Company paid $0 and $334,404, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor (“TPG”), for the reimbursement of prepaid insurance at the hotel properties. During the nine months ended September 30, 2023 and 2022, the Company paid $594,143 and $335,358, respectively, to TPG for the reimbursement of prepaid insurance at the hotel properties. As of September 30, 2023, the Company had a balance of $5,015 due to TPG, which is included in due to related parties on the condensed consolidated balance sheets.

The CARES Act provided an employee retention tax credit, which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers and equal to 50% of qualified wages paid per quarter through December 31, 2020 and up to $10,000 per employee and equal to 70% of qualified wages paid per quarter through September 30, 2021. An affiliate of the Company’s hotel property managers qualified for the employee retention tax credit. During the three and nine months ended September 30, 2022, the Company received from its affiliate $817,773 of the $859,899 related to payroll expenses reimbursed by the Company pursuant to its property management agreements and had a $42,126 receivable balance included in Due from related parties in the Company’s condensed consolidated balance sheet as of September 30, 2022. The affiliate partially offset these amounts by $49,696 for expenses incurred by the affiliate related to the reimbursements.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor (“TPG Construction”), $59,304 and $431,635 during the three months ended September 30, 2023 and 2022, respectively, and $61,256 and $1,685,754 during the nine months ended September 30, 2023 and 2022, respectively, for capital expenditure costs incurred at the hotel properties. As of September 30, 2023 and 2022, $0 and $59,227, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at September 30, 2023 and 2022, was $26,092 and $250,000, respectively, in receivables from TPG Construction relating to working capital requests to provide funding for vendors and contractor deposits at the Cherry Tree Inn and the Hilton Garden Inn Providence.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three and nine months ended September 30, 2023 and 2022.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 3.87% and 2.50% for the three months ended September 30, 2023 and 2022, respectively, and 3.88% and 2.34% for the nine months ended September 30, 2023 and 2022, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022. Interest expense was $919 and $594 for the three months ended September 30, 2023 and 2022, respectively, $2,731 and $1,651 for the nine months ended September 30, 2023 and 2022, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of September 30, 2023, the Company had issued 140,147 K Shares, 90,877 K-I Shares and 7,415 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $1,336,956, $870,709 and $69,593, respectively. As of September 30, 2023, the Company had issued 1,500 restricted K Shares to each of the Company’s three independent directors for a total of 4,500 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

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

As of September 30, 2023, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of September 30, 2023. As of September 30, 2023, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

During the nine months ended September 30, 2023, pursuant to Section 5.2.7 of the Company’s charter, 15,899 K-T shares converted to 15,899 K Shares. As of September 30, 2023, pursuant to Section 5.2.7 of the Company’s charter, 51,486 K-T Shares converted to 51,486 K Shares.

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

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of September 30, 2023, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of September 30, 2023, the Company recognized $17,230 of stockholder servicing fees in connection with the Public Offering.

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

The Company generally repurchases shares approximately 30 days following the end of the applicable quarter in which requests were received.

The following table reflects repurchase activity for the nine months ended September 30, 2023.

Share Class	Requests Received During 3 Months Ended	Date Repurchased	Number of Share Repurchases Requested	Shares Repurchased		$ Amount of Shares Repurchased	Amount per share	Requests Withdrawn	Repurchase Requests Outstanding
K	12/31/2022	1/12/2023	20,900	20,900		$211,517	$10.12	-	-
K	3/31/2023	4/27/2023	43,151	43,151		$440,108	$10.20	-	-
K	6/30/2023	8/23/2023	59,587	16,090	(1)	$184,422	$11.46	-	43,497
K	9/30/2023	TBD	10,274	-		-	-	-	10,274
Total K Share repurchase requests outstanding at September 30, 2023									53,771

K-I	3/31/2023	4/27/2023	8,602	8,602		$88,516	$10.29	-	-
K-I	6/30/2023	8/23/2023	5,591	1,101	(1)	$12,625	$11.46	1,036	3,454
Total K-I Share repurchase requests outstanding at September 30, 2023									3,454

(1)	On August 18, 2023, the Company’s board of directors determined that the funding limitation under the A&R SRP was reached with respect to share repurchase requests for the quarter ended June 30, 2023, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Distributions

During the nine months ended September 30, 2023, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/9/2023	12/31/2022	2/6/2023	2/8/2023	$0.001917808	$694,914	$236,910	$3,831	$22,606	$958,261
5/4/2023	3/31/2023	4/26/2023	5/3/2023	$0.001917808	678,982	233,064	2,856	22,115	$937,017
8/9/2023	6/30/2023	8/4/2023	8/8/2023	$0.001917808	683,412	236,148	2,401	22,360	$944,321
					$2,057,309	$706,122	$9,087	$67,081	$2,839,599

During the nine months ended September 30, 2022, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share		K-I Share	K-T Share	OP Unit	Total
2/16/2022	12/31/2021	2/11/2022	2/14/22	$0.001917808		$694,066	$230,522	$10,927	$22,606	$958,121
5/6/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808		681,294	227,492	10,899	—	$919,685
5/11/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808		-	—	—	22,115	$22,115
8/5/2022	6/30/2022	8/1/2022	8/3/2022	$0.001917808	-	685,440	231,566	11,112	22,360	$950,478
						$2,060,800	$689,580	$32,938	$67,081	$2,850,399

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

On October 30, 2023, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2023, to the holders of record of K Shares, K-I Shares and K-T shares as of the close of business on November 1, 2023. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2023, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since June 30, 2023 was $689,334, or $0.001917808 per K Share per day, $239,538, or $0.001917808 per K-I Share per day, and $2,448, or $0.001917808 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 2, 2023.

On October 30, 2023, the Company’s board of directors authorized the payment of distributions with respect to the Class K OP Units outstanding as of September 30, 2023, to the holders of record of Class K OP Units as of the close of business on November 1, 2023. With respect to the Class K OP Units outstanding as of September 30, 2023, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since June 30, 2023 was $22,606, or $0.001917808 per Class K OP Unit. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 9, 2023.

Note 9 - Income Taxes

The Company recognized a consolidated income tax expense of $193,881 and $200,498 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized a consolidated income tax expense of $8,117 and $243,473 for the nine months ended September 30, 2023 and 2022, respectively. These amounts relate to the operations of the Company’s TRSs.

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

Other risks include those described under the section entitled Item 1A. “Risk Factors” of Part I our Annual Report and subsequent quarterly reports. Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. These risks and uncertainties may be amplified by the conflict between Russia and Ukraine, Hamas’ attack of Israel and the ensuing war, rising levels of inflation and interest rates and the COVID-19 pandemic, which have caused significant economic uncertainty. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of September 30, 2023, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through September 30, 2023, we received approximately $41,077,420 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $1,336,956 of K Shares, $870,709 of K-I Shares and $69,593 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended September 30, 2023 and

2022, the Sponsor requested reimbursement for $29,734 and $35,120, respectively, of such administrative service expenses. During the nine months ended September 30, 2023 and 2022, the Sponsor requested reimbursement for $106,201 and $122,813, respectively, of such administrative service expenses. Of these amounts, $14,719 is included in due to related parties on the condensed consolidated balance sheet as of September 30, 2023.

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

We incurred operating expenses of approximately $1,382,162 during the twelve months ended September 30, 2023, which was within the 2% of average invested assets and 25% of net income limitations (as defined in our charter).

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at September 30, 2023.

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

For information on distributions paid during the three months ended September 30, 2023, refer to Note 8 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows distributions paid during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
Distributions paid in cash	$2,244,497		$2,254,296
Distributions reinvested	595,102		596,103
Total distributions	$2,839,599		$2,850,399
Source of distributions:
Cash flows provided by operations	$2,244,497	79%	$2,254,296	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	595,102	21%	596,103	21%
Total sources	$2,839,599	100%	$2,850,399	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the three months ended September 30, 2023 and 2022 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect to all four quarters of 2022 and the first three quarters of 2023, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $9,577,029 for the three months ended September 30, 2023 from $9,652,212 for the three months ended September 30, 2022. The net decrease of $75,183, or 0.8%, was largely due to a decrease in ADR.

The following presents the hotel operating results for the three months ended September 30, 2023:

	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	81.14%	78.66%	73.05%
Average Daily Rate (“ADR”)	$257.24	$233.60	$208.58
Revenue Per Available Room (“RevPAR”)	$213.77	$188.85	$155.10

The following presents the hotel operating results for the three months ended September 30, 2022:

	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	82.10%	78.22%	72.52%
ADR	$260.25	$239.07	$207.07
RevPAR	$215.66	$195.04	$151.18

A comparison of hotel rooms revenues for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$1,327,051	$1,446,236	$(119,185)	(8.24)%
Staybridge Suites St. Petersburg	1,271,885	1,177,680	94,205	8.00%
Hotel Indigo Traverse City	3,212,117	3,234,225	(22,108)	(0.68)%
Hilton Garden Inn Providence	1,884,012	1,850,985	33,027	1.78%
Cherry Tree Inn	1,881,964	1,943,086	(61,122)	(3.15)%
	$9,577,029	$9,652,212	$(75,183)	(0.78)%

The decrease in rooms revenues of $119,185 or 8.24%, at the Springhill Suites Wilmington is driven by decreases in both ADR and occupancy. Occupancy at the Springhill Suites Wilmington decreased from 79.23% for the three months ended September 30, 2022, to 74.94% for the three months ended September 30, 2023. The ADR at the Springhill Suites Wilmington decreased from $164.16 for the three months ended September 30, 2022, to $159.37 for the three months ended September 30, 2023, a decrease of 2.9%.

The increase in rooms revenues of $94,205, or 8.00%, at the Staybridge Suites St. Petersburg is primarily driven by an increase in ADR. Occupancy at the Staybridge Suites St. Petersburg increased from 75.37% for the three months ended September 30, 2022, to 75.62% for the three months ended September 30, 2023. The ADR at the Staybridge Suites St. Petersburg increased from $142.55 for the three months ended September 30, 2022, to $153.26 for the three months ended September 30, 2023, an increase of 7.51%.

The decrease in rooms revenues of $22,108 or 0.68%, at the Hotel Indigo Traverse City is primarily driven by a decrease in ADR. Occupancy at the Hotel Indigo Traverse City increased from 90.37% for the three months ended September 30, 2022 to 90.89% for the three months ended September 30, 2023. The ADR at the Hotel Indigo Traverse City decreased from $360.86 for the three months ended September 30, 2022 to $356.86 for the three months ended September 30, 2023, a decrease of 1.1%.

The increase in rooms revenues of $33,027, or 1.78%, at the Hilton Garden Inn Providence is primarily driven by an increase in occupancy offset by a decrease in ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 68.39% for the three months ended September 30, 2022 to 71.90% for the three months ended September 30, 2023. The ADR at the Hilton Garden Inn Providence decreased from $214.30 for the three months ended September 30, 2022 to $207.88 for the three months ended September 30, 2023, a decrease of 3.0%.

The decrease in rooms revenues of $62,122, or 3.15%, at the Cherry Tree Inn is primarily driven by decreases in both occupancy and ADR compared to the prior year. Occupancy at the Cherry Tree Inn decreased from 77.24% for the three months ended September 30, 2022 to 76.55% for the three months ended September 30, 2023. The ADR at the Cherry Tree Inn decreased from $355.11 for the three months ended September 30, 2022 to $346.05 for the three months ended September 30, 2023, an decrease of 2.6%.

Food and beverage revenues

Food and beverage revenues increased to $1,061,479 for the three months ended September 30, 2023 from $1,038,870 for the three months ended September 30, 2022. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $22,609 increase from the prior year period primarily driven by an increase in catering revenue during the three months ended September 30, 2023.

Other operating revenues

Other operating revenues increased to $347,705 for the three months ended September 30, 2023, from $268,757 for the three months ended September 30, 2022. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $78,948 increase from the prior year period is primarily due to an increase in resort fees.

Rooms expenses

Rooms expenses increased to $1,710,208 for the three months ended September 30, 2023 from $1,684,324 for the three months ended September 30, 2022. The $25,884 net increase in rooms expenses is primarily due to increased housekeeping expenses. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,710,208 and $1,684,324 represent 17.9% and 17.5% of rooms revenues for the three-month period ended September 30, 2023 and 2022, respectively.

Food and beverage expenses

Food and beverage expenses were $550,315 and $589,796 for the three months ended September 30, 2023 and 2022, respectively. The $39,481 decrease in food and beverage expenses is primarily due to a decrease in food costs.

Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 51.8% and 56.8% of food and beverage revenues for the three-month period ended September 30, 2023 and 2022, respectively.

Other property expenses

Other property expenses were $3,041,061 and $2,906,890, for the three months ended September 30, 2023 and 2022, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $133,171 increase in other property expenses is primarily driven by an increase in credit card commissions, sales and marketing expenses, and utility costs.

Property management fees to affiliates

Property management fees to affiliates were $329,697 and $328,867 for the three months ended September 30, 2023 and 2022, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $320,940 and $348,781 for the three months ended September 30, 2023 and 2022, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $209,558 and $262,628 for the three months ended September 30, 2023 and 2022, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $29,734 and $35,120 during the three months ended September 30, 2023 and 2022, respectively. Other fees to affiliates for the three months ended September 30,2022, included $49,696 of expenses incurred by an affiliate of our Sponsor related to the application for the Employee Retention Tax Credit (“ERTC”).

Depreciation and amortization

Depreciation and amortization expenses were $1,031,180 and $990,626 for the three months ended September 30, 2023 and 2022, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Loss on the disposal of fixed assets

Loss on disposal of fixed assets was $10,535 for the three months ended September 30, 2022, and related to the replacement of certain room furnishings at the Staybridge Suites St. Petersburg.

Interest expense, net

Interest expense, net, was $744,035 and $716,108 for the three months ended September 30, 2023 and 2022, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended September 30, 2023, we incurred ($33,079) of interest expense relating to the amortization of the fair value of debt premium, offset by $30,417 relating to the amortization of deferred financing costs and debt discounts.

Interest income on interest-bearing cash accounts was $72,328 and $228 for three months ended September 30, 2023 and 2022, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain (Loss) on interest rate swap/cap

Loss on our interest rate swap/cap was $42,035 for the three months ended September 30, 2023. Gain on our interest rate swap/cap was $62,109 for the three months ended September 30, 2022. They related to the note secured by the Hotel Indigo Traverse City (the “TCI Note”) interest rate swap which expires on August 15, 2024 and interest rate cap that expired on August 15, 2023.

Income tax expense

Income tax expense was $193,881 and $200,498 for the three months ended September 30, 2023 and 2022, respectively. They related to taxable income at the TRSs.

Net income

For the three months ended September 30, 2023 and 2022, we had net income of $2,814,303 and $2,982,895, respectively. The decrease in net income of $168,592 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $184,066 and $214,792 for the three months ended September 30, 2023 and 2022, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $21,492,976 for the nine months ended September 30, 2023 from $20,916,938 for the nine months ended September 30, 2022. The net increase of $576,038, or 2.8%, was largely due to increases in occupancy somewhat offset by decreases in ADR.

The following presents the hotel operating results for the three months ended September 30, 2023:

	First	Second	Third
	Quarter	Quarter	Quarter
	2023	2023	2023
Number of hotels	5	5	5
Number of rooms	559	559	559
Average Occupancy Percentage	61.13%	73.03%	77.61%
ADR	$149.96	$192.03	$233.14
RevPAR	$94.60	$140.87	$185.91

The following presents the hotel operating results for the two quarters ended September 30, 2022:

	First	Second	Third
	Quarter	Quarter	Quarter
	2022	2022	2022
Number of hotels	5	5	5
Number of rooms	559	559	559
Average Occupancy Percentage	57.54%	68.47%	77.61%
ADR	$150.88	$193.54	$235.46
RevPAR	$89.17	$133.58	$187.29

A comparison of hotel rooms revenues for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$3,419,963	$3,590,026	$(170,063)	(4.74)%
Staybridge Suites St. Petersburg	4,567,748	4,248,619	319,129	7.51%
Hotel Indigo Traverse City	5,777,782	5,769,364	8,418	0.15%
Hilton Garden Inn Providence	4,439,943	4,144,058	295,885	7.14%
Cherry Tree Inn	3,287,540	3,164,871	122,669	3.88%
	$21,492,976	$20,916,938	$576,038	2.75%

The decrease in rooms revenues of $170,063 or 4.74%, at the Springhill Suites Wilmington is driven by decreases in both ccupancy and ADR. Occupancy at the Springhill Suites Wilmington decreased from 73.28% for the nine months ended September 30, 2022, to 70.74% for the nine months ended September 30, 2023. The ADR at the Springhill Suites Wilmington decreased from $149.55 for the nine months ended September 30, 2022, to $147.58 for the three months ended September 30, 2023, a decrease of 1.3%.

The increase in rooms revenues of $319,129, or 7.51%, at the Staybridge Suites St. Petersburg is primarily driven by increases in both occupancy and ADR. Occupancy at the Staybridge Suites St. Petersburg increased from 76.37% for the nine months ended September 30, 2022, to 79.41% for the nine months ended September 30, 2023. The ADR at the Staybridge Suites St. Petersburg increased from $171.24 for the nine months ended September 30, 2022, to $177.05 for the nine months ended September 30, 2023, an increase of 3.4%.

The increase in rooms revenues of $8,418 or 0.15%, at the Hotel Indigo Traverse City is primarily driven by an increase in occupancy offset by a decrease in ADR. Occupancy at the Hotel Indigo Traverse City increased from 75.31% for the nine months ended September 30, 2022 to 78.49% for the nine months ended September 30, 2023. The ADR at the Hotel Indigo Traverse City decreased from $262.26 for the nine months ended September 30, 2022 to $251.99 for the nine months ended September 30, 2023, a decrease of 3.9%.

The increase in rooms revenues of $295,885, or 7.14%, at the Hilton Garden Inn Providence is primarily driven by an increase in occupancy offset by a decrease in ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 54.85% for the nine months ended September 30, 2022 to 60.71% for the nine months ended September 30, 2023. The ADR at the Hilton Garden Inn Providence decreased from $202.00 for the nine months ended September 30, 2022 to $195.54 for the nine months ended September 30, 2023, a decrease of 3.2%.

The decrease in rooms revenues of $122,669, or 3.88%, at the Cherry Tree Inn is primarily driven by decreases in ADR offset by an increase in occupancy. Occupancy at the Cherry Tree Inn increased from 63.54% for the nine months ended September 30, 2022 to 63.54% for the nine months ended September 30, 2023. The ADR at the Cherry

Tree Inn decreased from $255.38 for the nine months ended September 30, 2022 to $249.36 for the nine months ended September 30, 2023, a decrease of 2.4%.

Food and beverage revenues

Food and beverage revenues increased to $2,095,574 for the nine months ended September 30, 2023 from $2,036,163 for the nine months ended September 30, 2022. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $59,411 increase from the prior year period is in line with the increase in rooms revenues.

Other operating revenues

Other operating revenues decreased to $830,139 for the nine months ended September 30, 2023, from $1,443,399 for the nine months ended September 30, 2022. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $613,260 decrease from the prior year period is primarily due to the receipt of a $215,660 Business Recovery Grant from the state of North Carolina by the Springhill Suites Wilmington, a $381,168 Growing Michigan Business grant awarded to the Hotel Indigo Traverse City and a $250,000 grant received from the Rhode Island Rebounds program by the Hilton Garden Inn Providence in the nine months ended September 30, 2022. The decrease from the prior year period was offset by increases in resort fees and parking.

Rooms expenses

Rooms expenses increased to $4,453,127 for the nine months ended September 30, 2023 from $3,190,483 for the nine months ended September 30, 2022. The $1,262,644 net increase in rooms expenses is primarily due to a $860,899 reduction in payroll costs in the nine months ended September 30, 2022 due to a decrease in reimbursable payroll costs to an affiliate of the Company’s hotel managers who qualified for tax credits related to wages reimbursed by the Company, as well as increased staffing and wages. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Excluding the impact of the tax credits, rooms expenses of $4,453,127 and $4,051,382 represent 20.7% and 19.4% of rooms revenues for the nine months ended September 30, 2023 and 2022, respectively. The percentage increase is primarily due to the increase in housekeeping costs.

Food and beverage expenses

Food and beverage expenses were $1,248,390 and $1,250,703 for the nine months ended September 30, 2023 and 2022, respectively resulting in a minimal decrease of $2,313. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 59.6% and 61.4% of food and beverage revenues for the nine-month period ended September 30, 2023 and 2022, respectively. The percentage increase is primarily due to decrease in the cost of food.

Other property expenses

Other property expenses were $8,019,694 and $7,641,134, for the nine months ended September 30, 2023 and 2022, respectively. The $378,560 increase in other property expenses is primarily driven by an increase in credit card commissions, sales and marketing expenses, utilities and franchise fees. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $732,936 and $706,587 for the nine months ended September 30, 2023 and 2022, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $1,026,274 and $1,052,282 for the nine months ended September 30, 2023 and 2022, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $644,041 and $702,442 for the nine months ended September 30, 2023 and 2022, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $537,840 for the nine months ended September 30, 2023 from $529,933 for the nine months ended September 30, 2022. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $106,201 and $122,813 in the nine months ended September 30, 2023 and 2022, respectively. Other fees to affiliates for the nine months ended September 30, 2022, included $49,696 of expenses incurred by an affiliate of our Sponsor related to the application for the ERTC.

Depreciation and amortization

Depreciation and amortization expenses were $3,060,341 and $2,852,336 for the nine months ended September 30, 2023 and 2022, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Gain on loan extinguishment

Gain on loan extinguishment was $942,605 for the nine months ended September 30, 2022, and related to forgiveness of PPP loans by the Small Business Administration (“SBA”).

Loss on the disposal of fixed assets

Loss on disposal of fixed assets was $10,535 for the nine months ended September 30, 2022, and related to the replacement of certain room furnishings at the Staybridge Suites St. Petersburg.

Interest expense, net

Interest expense, net, was $2,159,796 and $2,026,484 for the nine months ended September 30, 2023 and 2022, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the nine months ended September 30, 2023, we incurred ($99,237) of interest expense relating to the amortization of the fair value of debt premium, offset by $98,692 relating to the amortization of deferred financing costs and debt discounts.

Interest income on interest-bearing cash accounts was $176,338 and $8,110 for nine months ended September 30, 2023 and 2022, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain (Loss) on interest rate swap/cap

Loss on our interest rate swap/cap was $146,890 for the nine months ended September 30, 2023. Gain on our interest rate swap/cap was $147,218 for the nine months ended September 30, 2022. They related to the note secured by the TCI Note interest rate swap which expires on August 15, 2024 and interest rate cap that expired on August 15, 2023.

Income tax expense

Income tax expense was $8,117 and $243,473 for the nine months ended September 30, 2023 and 2022, respectively. They related to taxable income at the TRSs.

Net income

For the nine months ended September 30, 2023 and 2022, we had net income of $2,919,083 and $5,809,864 respectively. The decrease in net income of $2,890,781 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $646,469 and $1,033,968 for the nine months ended September 30, 2023 and 2022, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

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

We paid quarterly distributions with respect to the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Sources and Uses of Cash

Proceeds from the sale of common stock in the Private Offering and Public Offering were partially used to fund our investments in hotel properties and the related costs associated with the transactions. The remaining proceeds are held in liquid cash accounts. Cash balances from our investments in hotel properties were consolidated during the nine months ended September 30, 2023 and 2022.

Cash Flows Provided by Operating Activities

As of September 30, 2023, we owned an interest in five hotel properties. During the nine months ended September 30, 2023, net cash provided by operating activities was $6,303,615 compared to the net cash provided by operating activities of $8,068,498 for the nine months ended September 30, 2022. Our operating cash flows during the nine months ended September 30, 2023, were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate cap and swap agreements and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the nine months ended September 30, 2022, was the result of our net income offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate cap and swap agreements, gain on loan extinguishment, loss on disposal of fixed assets and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2023, net cash used in investing activities was $768,983 and was the result of capital improvements at our hotel properties. During the nine months ended September 30, 2022, net cash used in investing activities was $2,300,075 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $4,481,667. We paid stockholder servicing fees totaling $1,145. We received $135,495 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”), the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) and the note secured by the Hilton Garden Inn Providence (the “HGI Note”) totaling $511,347. During the nine months ended September 30, 2023, we paid deferred financing costs of $38,534 related to extending the note secured by the Hotel Indigo Traverse City (the “ TCI Note”). During the nine months ended September 30, 203, we paid cash distributions of $2,244,497 to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2023, also includes $884,450 of distributions to noncontrolling interests. Additionally, during the nine months ended September 30, 2023, we repurchased $937,189 of outstanding shares of common stock.

During the nine months ended September 30, 2022, net cash used in financing activities was $2,989,496. We paid stockholder servicing fees totaling $4,278. We received $1,270,226 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the Wilmington Note and the St. Petersburg Note totaling $275,915. During the nine months ended September 30, 2022, we paid cash distributions of $2,254,296 to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2022, also includes $833,000 of distributions to noncontrolling interests. Additionally, during the nine months ended September 30, 2022, we repurchased $850,999 of outstanding shares of common stock. We paid $41,234 in deferred financing cost.

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

The TCI Note provides for interest only monthly payments until maturity. Efforts to secure a new note for Hotel Indigo Traverse City will begin in 2024. The Company is confident that the note will be refinanced in a timely manner. As of September 30, 2023, we believe the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed. The interest rate cap on the TCI Note, which expired on August 15, 2023, was replaced with an interest rate swap that effectively locks the interest rate on the $15,092,000 mortgage note at a fixed rate of 5.13% from its August 15, 2023 effective date through August 15, 2024.

The HGI Note requires monthly interest payments at a fixed rate of 4.25%. The HGI Note provides for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. As of September 30, 2023, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note requires monthly interest and principal payments. Efforts to secure a new note for Staybridge Suites St. Petersburg will begin in 2024. The Company is confident that the note will be refinanced in a timely manner. As of September 30, 2023, we believe the Operating Partnership and its subsidiary for the Staybridge

Suites St. Petersburg were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note requires monthly interest and principal payments. Efforts to secure a new note for Springhill Suites, Wilmington will begin in 2024. The Company is confident that the note will be refinanced in a timely manner. As of September 30, 2023, we believe the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The note secured by the Cherry Tree Inn requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of September 30, 2023, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of September 30, 2023 are as follows:

	2023	2024-2025	2026-2027	Thereafter	Total
Outstanding debt obligations	$194,392	$55,506,956	$8,833,261	$—	$64,534,609
Interest payments on outstanding debt obligations	822,282	3,101,261	312,288	—	4,235,831
Total	$1,016,674	$58,608,217	$9,145,549	$—	$68,770,440

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended Setember 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of net income to MFFO:
Net income	$2,814,303	$2,982,895	$2,919,083	$5,809,864
Depreciation and amortization	1,031,180	990,626	3,060,341	2,852,336
FFO	3,845,483	3,973,521	5,979,424	8,662,200
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(184,066)	(214,792)	(646,469)	(1,033,968)
Depreciation and amortization attributable to noncontrolling interest	(178,167)	(174,378)	(527,686)	(519,789)
FFO attributable to common stockholders	3,483,250	3,584,351	4,805,269	7,108,443
Amortization of deferred financing costs and debt discounts and premiums as interest	(2,663)	(2,438)	(545)	(20,875)
Gain on loan extinguishment	—	—	—	(942,605)
Unrealized loss (gain) on interest rate cap	42,035	(62,109)	146,890	(147,218)
MFFO attributable to common stockholders	$3,522,622	$3,519,804	$4,951,614	$5,997,745

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2023, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the revised risk factor below, there have been no material changes from the risk factors set forth in our Annual Report. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

The following risk factor replaces in its entirety the risk factor titled “We face risks related to changes in the domestic and global political and economic environment, including capital and credit markets.” in our Annual Report.

We face risks related to changes in the domestic and global political and economic environment, including capital and credit markets.

Our business may be impacted by domestic and global economic conditions. Political crises in the U.S. and other countries or regions, including the escalating conflict between Russia and Ukraine, sovereign risk related to a deterioration in the creditworthiness or defaults by local governments, may negatively affect global economic conditions or our business. Further, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and between Israel and the Hamas and Hezbollah extremist groups. In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through September 30, 2023, pursuant to the DRIP, we issued 140,147 K Shares to investors at a weighted average of $9.54 per K Share for gross proceeds of $1,336,956, 90,877 K-I Shares at a weighted average of $9.58 per K-I Share for gross proceeds of $870,709, and 7,415 K-T Shares at a weighted average of $9.39 per K-T Share for gross proceeds of $69,593, for total gross DRIP proceeds of $2,277,257. Additionally, we received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From inception through September 30, 2023, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through September 30, 2023, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$3,003,695	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,259,179

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of September 30, 2023, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $50,896,702.

Subsequent to September 30, 2023 and through November 1, 2023, pursuant to the DRIP Offering, we sold approximately 10,584 K Shares at a weighted average price of $10.95 per share for gross proceeds of $115,897, approximately 7,261 K-I Shares at a weighted average price of $10.95 per share for gross proceeds of $79,507 and approximately 170 K-T Shares at a weighted average price of $11.36 per share for gross proceeds of $1,931, for total gross proceeds of $197,335 in the DRIP Offering.

We have used the net proceeds from our Public Offering, Private Offering and DRIP Offering to acquire a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of September 30, 2023, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings. A portion of the net proceeds from our Public Offering, Private Offering and DRIP Offering was also used to fund capital expenditures at the hotel properties and operating expenses.

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

During the three months ended September 30, 2023, we fulfilled repurchase requests and repurchased K-Shares pursuant to the A&R SRP as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
July 2023	5,774	—	$—	(2)
August 2023	2,000	17,191	$11.46	(2)
September 2023	2,500	—	$—	(2)
	10,274	17,191

(1)	We generally repurchase shares within the six weeks following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in April 2023 related to repurchase requests received during the prior quarter. As of September 30, 2023, there were thirteen outstanding and unfulfilled repurchase requests for 59,587 K Shares and 5,591 K-I Shares.
(2)	The number of shares that may be redeemed pursuant to the A&R SRP during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). We will also limit repurchases to the net proceeds received pursuant to the DRIP.

Our board of directors approved four outstanding repurchase requests received during the three months ended December 31, 2022, and on January 12, 2023, we repurchased 20,900 K Shares for $211,517, or $10.12 per K Share. Our board of directors approved eight outstanding repurchase requests received during the three months ended March 31, 2023, and on April 27, 2023, we repurchased 43,151 K Shares for $440,108, or $10.20 per K Share, and 8,602 K-I Shares for $88,516, or $10.29 per K-I Share. On August 18, 2023, in accordance with the A&R SRP, we limited the repurchase of shares requested during the three months ended June 30, 2023 to the net proceeds received during the same period pursuant to the DRIP. As provided in the A&R SRP, the request received relating to a deceased stockholders’ shares were fulfilled. The remaining quarterly repurchase requests were honored on a pro-rata basis. We received requests to repurchase 59,587 K Shares, 5,421 due to death, and 5,591 K-I Shares during the three months ended June 30, 2023, and on August 23, 2023, we repurchased 16,090 K Shares for $184,422, or $11.46 per K Share, and 1,101 K-I Shares for $12,625, or $11.46 per K-I Share. Outstanding repurchase requests for 1,036 K-I Shares were subsequently withdrawn. Repurchase requests received during the three months ended June 30, 2023 for 43,497 K Shares and 3,454 K-I shares are outstanding as of the date of this filing. We received four requests to repurchase 10,274 K Shares during the three months ended September 30, 2023, which are outstanding as of the date of this filing.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56272), on June 28, 2023, and incorporated by reference herein).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

PROCACCIANTI HOTEL REIT, INC.

Date: November 13, 2023	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)