Form 10-K
period 2023-12-31
PROCACCIANTI HOTEL REIT, INC.
filed 2024-03-25
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock.

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 3,907,864 shares of Class K common stock, 1,353,702 shares of Class K-I common stock, 13,781 shares of Class K-T common stock, 581,410 shares of Class A common stock, and 125,000 shares of Class B common stock held by non-affiliates, for an aggregate market value of $75,909,818, assuming a market value of $11.53 per share of Class K common stock, $11.53 per share of Class K-I common stock, $11.96 per share of Class K-T common stock, $22.76 per share of Class A common stock and $14.77 per share for Class B common stock.

As of March 25, 2024, there were 3,902,660 shares of the Registrant’s Class K common stock issued and outstanding, 1,373,804 shares of the Registrant’s Class K-I common stock issued and outstanding, 3,010 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

i

Cautionary Note Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Such risks, uncertainties, and other important factors, include, among others, the risks, the uncertainties and factors set forth under Part I – Item 1A. “Risk Factors” and Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following:

●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	the impacts of artificial intelligence (“AI”) related to data privacy;

●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;
●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;
●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	events beyond our control, such as war, terrorist or cyber-attacks, pandemics or epidemics, mass casualty events, government shutdowns and closures, travel-related health concerns and natural disasters;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to our advisor, Procaccianti Hotel Advisors, LLC (“PHA”), and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of PHA, our property manager and other affiliates of PHA;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below);
●	the availability of capital;
●	changes in interest rates; and

●	changes to U.S. generally accepted accounting principles (“GAAP”).

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

PART I

Item 1.Business

Overview

Procaccianti Hotel REIT, Inc. (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2023, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

Substantially all of our business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. We are externally managed by PHA pursuant to an advisory agreement by and among us, our Operating Partnership and PHA, dated August 2, 2018 (as amended, the “Advisory Agreement”). PHA is an affiliate of our sponsor, Procaccianti Companies, Inc. (“Sponsor”).

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

We terminated our Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of shares of Class K common stock (“K Shares”) and Class A common stock (“A Shares”, including Units (which were comprised of one K Share and one A Share, (the “Units”))), in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to TPG Hotel REIT Investor, LLC (“THR”), an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units.

Since the commencement of the Public Offering and through December 31, 2023, we received approximately $41,274,755 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $1,452,853 of K Shares, $950,215 of K-I Shares and $71,524 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the Public Offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

We intend to establish an estimated per share NAV (“Estimated Per Share NAV”) on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with PHA and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last five years as of each valuation date presented below (which were the Estimated Per Share NAV for the K Shares, K-I Shares and K-T Shares, unless otherwise indicated):

		Estimated Per Share NAV
Valuation Date	Effective Date	Class K	Class K-I	Class K-T	Class A	Class B
March 31, 2023	June 27, 2023	$11.53	$11.53	$11.96	$22.76	$14.77
March 31, 2022	June 27, 2022	$10.29	$10.29	$10.29	$13.34	$1.25
March 31, 2021	June 9, 2021	$9.85	$9.77	$9.85	$0.00	$0.00
March 31, 2020	June 10, 2020	$8.56	$8.55	$8.56	$0.00	$0.00
March 31, 2019	May 23, 2019	$10.00	$10.00	$10.00	$3.97	$0.00

Components of NAV	3/31/2023
Real Estate	$143,980,000
Mortgage Notes Payable	(62,556,309)
Other Assets	11,470,351
Other Liabilities	(4,115,825)
Noncontrolling Interest	(11,021,078)
NAV	$77,757,139

Components of NAV by Share Class	Class K	Class K-I	Class K-T	Class A	Class B	Total
Accrued Unpaid Distributions	$700,664	$235,746	$8,118	$1,880,058	$-	$2,824,586
Liquidation Preference	40,675,457	13,539,366	135,940	5,814,095	-	$60,164,858
Remaining Distribution Allocation	5,525,982	1,839,397	18,468	5,537,886	1,845,962	$14,767,695
NAV	$46,902,103	$15,614,509	$162,526	$13,232,039	$1,845,962	$77,757,139
Shares Outstanding	4,067,546	1,353,937	13,594	581,410	125,000
Estimated Per Share NAV	$11.53	$11.53	$11.96	$22.76	$14.77

The Estimated Per Share NAV of each of our classes of capital stock is calculated in accordance with our charter, as amended (the “charter”). Our NAV is, in accordance with our charter, allocated (i) first, to the liquidation preference on each of the K-I Shares, K Shares and K-T Shares equal to $10.00, plus all accumulated, accrued, and unpaid distributions on the K-I Shares, K Shares and K-T Shares, respectively, (ii) second, to the payment of any deferred and unpaid asset management fees, acquisition fees and disposition fees (including interest accrued on all such fees at a non-compounded rate of 6.0% per annum) to PHA, (iii) third, to the liquidation preference on the A Shares equal to $10.00, plus all accumulated, accrued and unpaid distributions on the A Shares, and (iv) fourth, following the distribution and payment in full of all of the preceding obligations, (a) 50.0% of the remaining NAV is allocated to the holders of the K-I Shares, K Shares and K-T Shares (pro rata based on the number of K-I Shares, K Shares, and K-T Shares outstanding), (b) 12.5% of the remaining NAV is allocated to B Shares, and (c) 37.5% of remaining NAV is allocated to the A Shares.

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

2023 Highlights

As of December 31, 2023:

●	we continued offering shares pursuant to the DRIP Offering following the termination of the Public Offering, raising $792,437 in DRIP proceeds during 2023; and
●	our board of directors determined an Estimated Per Share NAV of $11.53 for each of our K Shares and K-I Shares, $11.96 for each of our K-T Shares, $22.76 per A Share and $14.77 per B Share, as of March 31, 2023.

Investment Objectives

We have investments in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:

●	to provide stable income for stockholders through the payment of cash distributions;
●	to preserve and return stockholders’ capital contributions; and
●	to maximize risk-adjusted returns on stockholders’ investment.

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

Real Estate Portfolio

As of December 31, 2023, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. Our properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our five select-service hotel properties as of December 31, 2023:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,619,916
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,558,622
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,677,086
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,382,277

*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)	Represents the date and contract purchase price of Procaccianti Convertible Fund, LLC’s (“PCF”) acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
(2)	Contract purchase price excludes acquisition fees and costs.

We recently upgraded and improved the Cherry Tree Inn. The total cost was approximately $1,700,000. Approximately $250,000 was paid in the year ended December 31, 2021 from cash on hand, an additional $1,270,226 was advanced through the existing mortgage note in 2022 and an additional $135,500 was advanced in 2023. Other property investments in upgrades and improvements that are normal in the course of our business during the year ended December 31, 2023 were funded with cash on hand in our furniture and fixtures and equipment reserve accounts.

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

As of December 31, 2023, our total outstanding indebtedness totaled $64,424,095, including mortgage notes, and loans from affiliates. This amount did not exceed 300% of the value of our net assets.

Disposition Policies

We intend to hold each property we acquired for an extended period. However, circumstances might arise that could result in the early sale of some properties. We expect our board of directors to make the determination pursuant to recommendations by PHA with respect to whether we should sell or dispose of a particular property based on the determination that the sale of the property would be in the best interest of our stockholders.

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

We paid quarterly distributions with respect to all quarters during 2022 and 2023 with gross operating cash flow from our hotel properties, consistent with prior distributions. We have paid all accrued distributions as of December 31, 2023. Our board of directors will make determinations as to the payment of future distributions on a quarterly basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotel properties, and other hotel properties we may acquire, may cause quarterly fluctuations in our revenues. Specifically, business class hotels tend to draw lower occupancy rates during holidays, as there is less business travel on such dates. Quarterly revenue also may be adversely affected by renovations and repositionings, our property managers’ effectiveness in generating business and by events beyond our control, such as future pandemics or epidemics, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

Employees

We have no paid employees. The employees of PHA or its affiliates provide management, acquisition, advisory and certain administrative services for us. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the years ended December 31, 2023 and 2022, our Sponsor requested reimbursement for $147,095 and $156,038, respectively of such administrative service expenses.

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

●	Actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans if we are unable to make debt service payments or satisfy our other obligations under the forbearance agreements;
●	availability, terms and deployment of capital;
●	unanticipated increases in financing and other costs, including a rise in interest rates;
●	availability of qualified personnel to PHA;
●	actual and potential conflicts of interest with PHA, our executive officers and our non-independent director;
●	changes in governmental regulations, accounting rules, tax rates and similar matters;
●	our ability to implement effective internal controls to address any material weakness identified in this Annual Report;
●	legislative and regulatory changes, including changes to the Code and related rules, regulations and interpretations governing the taxation of REITs; and
●	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.

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

Inflation remains elevated but has begun to return to more historical levels. Federal policies discussed above and recent global events, such as the conflicts between Russia and Ukraine, and in Gaza between Hamas and Israel, may have exacerbated, and may continue to exacerbate, increases in the consumer price index.

We do not have any employees, and we rely on our property managers to employ the personnel required to operate the hotels we own. As a result, we have less ability in the labor shortage environment to manage staffing at our hotels than we would if we employed such persons directly.

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

There is no current public market for our securities, and we currently have no plans to list any of the securities we are offering on a national securities exchange or to liquidate our assets by a specified date. You may not sell your securities unless the buyer meets the applicable suitability and minimum purchase standards. Any sale of your shares must also comply with applicable securities laws. Our charter also contains a limitation on ownership that prohibits any person or entity from actually, constructively, or beneficially acquiring or owning more than 9.8% in value of the aggregate of the outstanding shares of our capital stock (which includes K Shares, K-I Shares and K-T Shares), or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of shares of our stock, unless exempted, prospectively or retroactively, by our board of directors. Our board of directors may waive this ownership limit with respect to a particular person if the board of directors receives certain representations and warranties as required by our charter. This provision may inhibit large investors from purchasing your shares. Moreover, our share repurchase program includes numerous restrictions that limit your ability to sell your K Shares, K-I Shares or K-T Shares to us, and our board of directors may amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares of our stock, it is possible you will have to sell them at a substantial discount from the price at which you purchased them from us. It is also likely that your shares of our stock will not be accepted as the primary collateral for a loan. You should purchase our shares of our stock only as a long-term investment because of their illiquid nature.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution is affected by many factors, such as income from such investments, and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. With our limited operating history, we cannot assure you that we will be able to pay or maintain a level of distributions or that distributions will increase over time. We cannot give any assurance that returns from the investments that we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect your investment.

The personnel of PHA do not have significant experience in operating under the constraints imposed on us as a REIT, which may hinder the achievement of our investment objectives.

The Code imposes numerous constraints on the operations of REITs that do not apply to many of the other investment vehicles managed by our Sponsor, PHA and their affiliates. Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to so comply could cause us to fail to satisfy the requirements associated with REIT status. The personnel of PHA do not have significant experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that PHA will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

We depend upon key personnel of our Sponsor, PHA, and TPG Hotels and Resorts, Inc. and its affiliates and/or designees (our property manager).

We are an externally managed REIT and therefore we do not have any internal management capacity or employees. We will depend to a significant degree on the diligence, skill and network of business contacts of certain of our executive officers and other key personnel of PHA to achieve our investment objectives. We expect that PHA will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Advisory Agreement. We also will depend on our property manager for hotel property management and construction services.

We depend upon the senior professionals of PHA and our property manager to maintain relationships with potential investments, and we intend to rely upon these relationships to provide us with potential investment opportunities. We do not intend to purchase “key person” insurance coverage with respect to key personnel and the key personnel of PHA or property manager. We cannot assure you that these relationships will yield attractive investment opportunities. If these individuals do not maintain their existing relationships with PHA or property manager or maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of PHA and our property manager have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

PHA is an affiliate of, and under common control with, Procaccianti Companies and will, in turn, depend upon access to the investment professionals and other resources of Procaccianti Companies and its affiliates to fulfill its obligations to us under the Advisory Agreement. PHA will also depend on Procaccianti Companies to obtain access to deal flow generated by its professionals. We believe that our future success depends, in a large part, on Procaccianti Companies’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition to retain such personnel is intense, and we cannot assure you that Procaccianti Companies will be successful. Through a cost sharing agreement between PHA and the Sponsor, PHA may utilize employees from affiliated entities, including Procaccianti Companies, in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, compliance, and legal. Under this cost sharing agreement, these costs are allocated to PHA based on a per employee charge that is assigned to provide services to it. To the extent an employee is not fully allocated to PHA, the charge for services is pro-rated accordingly. Procaccianti Companies and PHA or its affiliates pay all of the employees assigned to provide services to PHA. We cannot assure you that Procaccianti Companies and its affiliates will fulfill their obligations under this agreement with PHA. If Procaccianti Companies and its affiliates fail to perform, we cannot assure you that PHA will enforce the cost sharing agreement, that such agreement will not be terminated by either party, or that we will continue to have access to the investment professionals of Procaccianti Companies and its affiliates, or their market knowledge and deal flow.

Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own the hotel properties will lease the hotel properties to one or more TRSs. We expect all or substantially all of these subsidiaries will enter into property management agreements with one or more affiliated property management companies. These affiliated property management companies may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, and TPG’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates and/or designees of TPG. We refer to TPG and such other affiliates and/or designees collectively as our property manager. If we acquire hotel property where we cannot use our property manager to manage the property, we may use a third-party property management company. Generally, however, we expect a substantial portion, if not all, of our hotel properties to be managed by our property manager.

If PHA is unable to manage our investments effectively, we may be unable to achieve our investment objectives.

Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our business. This will depend, in turn, on PHA’s ability to identify, invest in and monitor properties that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon PHA’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. PHA has substantial responsibilities under the Advisory Agreement. The personnel of PHA are engaged in other business activities that could distract them and divert their time and attention such that they can no longer dedicate a significant portion of their time to our business or such that they might otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of PHA, members of PHA’s investment committee or by Procaccianti Companies or its affiliates.

Our primary focus of maintaining a diversified portfolio of commercial real estate consisting primarily of hospitality properties across the United States differs from that of certain existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of PHA or members of PHA’s investment committee or that are or have been sponsored by Procaccianti Companies or its affiliates. In addition, many of the previously sponsored investment programs by Procaccianti Companies were significantly different from us in terms of targeted assets, regulatory structure and limitations, investment strategy and objectives and investment personnel. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those Procaccianti Companies affiliates. In addition, investors in our K Shares, K-I Shares and K-T Shares are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by affiliates of PHA or members of PHAs investment committee or sponsored by Procaccianti Companies or its affiliates. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated.

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

We have paid, and may continue to pay, distributions from sources other than our cash flow from operations. Distributions declared for periods in which we did not own an interest in the five select-service properties described herein were funded with proceeds from subordinated promissory notes that we entered into with PHA. While our board of directors has adopted a policy to refrain from funding distributions with offering proceeds, our charter contains no such limitation and our board of directors may change our distribution policy in its sole discretion at any time subject to the provisions of Maryland law. Under Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distribution, to satisfy the preferential rights upon dissolution of holders of K Shares, K-I Shares and K-T Shares shall not be added to our total liabilities for these purposes.

The Company has paid all quarterly distributions up to and including December 31, 2023. The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

For the year ended December 31, 2023, we paid aggregate distributions of $3,816,347, including $3,023,910 of distributions paid in cash and 76,700 shares of our common stock issued pursuant to our DRIP for $792,437. For the year ended December 31, 2023, we had net income of $1,756,289, we had funds from operations (“FFO”) of $4,670,088 and net cash provided by operations of $6,449,101. For the year ended December 31, 2023, we funded $3,816,347, or 100%, of total distributions paid, including shares issued pursuant to our DRIP, from gross cash flow from operations at our hotel properties. Since inception, of the $15,055,007 in total distributions paid through December 31, 2023, including shares issued pursuant to our DRIP, we funded $14,960,813 or 99% from cash flow from operations and $94,194 or 1% from notes payable. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

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

Our investments are concentrated in the hospitality sector. As a result, we are subject to risks inherent in investments in a single type of property. For example, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the hospitality sector, including as a result of, among other factors, a pandemic or inflation, could be more pronounced than if we had more fully diversified our investments. We could be subject to increased exposure from economic and other competitive factors should a concentration of assets be held within any particular geographic area. To the extent general economic conditions worsen in one or more of these markets, or if any of these areas experience a natural disaster, the value of our portfolio and our market rental rates could be adversely affected. As a result, our results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our stockholders, and our ability to satisfy our debt obligations could be materially adversely affected.

We face risks related to changes in the domestic and global political and economic environment, including capital and credit markets.

Our business may be impacted by domestic and global economic conditions. Political crises in the U.S. and other countries or regions, including the escalating conflicts between Russia and Ukraine, sovereign risk related to a deterioration in the creditworthiness or defaults by local governments, may negatively affect global economic conditions or our business. Further, political, economic and military conflicts in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and between Israel and the Hamas and Hezbollah extremist groups. In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise.

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

PHA can resign on 60 days’ notice from its role as advisor, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations and cash flows.

PHA has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If PHA resigns, we may not be able to find a new advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by PHA and its affiliates. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

PHA and our various hotel property managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. PHA and our property managers purchase some of our information technology from vendors, on whom our systems depend, and PHA relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts.

We often depend upon the secure transmission of this information over public networks. PHA’s and our property managers’ networks and storage applications may be subject to unauthorized access by hackers or others (through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it is difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of PHA’s or our property managers’ systems could harm us.

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

In addition, changes in federal, state and local legislation and regulation based on concerns about climate change and increasing climate-related disclosures, including the rules proposed by the SEC, could result in increased capital expenditures to improve the energy efficiency of our existing properties without a corresponding increase in revenues or may increase compliance and data collection costs, if and when, such laws and regulations become effective.

Our rights and the rights of our stockholders to recover claims against our directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no director generally shall be liable to us or our stockholders for monetary damages and that we generally will indemnify them for losses unless, in the case of an independent director, such director is grossly negligent or engages in willful misconduct or, in the case of our directors who are also our executive officers or affiliates of PHA, unless such directors are negligent or grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our directors than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to you.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. There is a limitation on ownership that prohibits any person or entity from actually, constructively or beneficially acquiring or owning more than 9.8% in value of the aggregate of the outstanding shares of our capital stock (which includes K Shares, K-I Shares and
K-T Shares), or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of shares of our stock, unless exempted, prospectively or retroactively, by our board of directors. Our board of directors may waive this ownership limit with respect to a particular person if the board of directors receives certain representations and warranties as required by our charter. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our capital stock.

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

Our board of directors intends to adopt a long-term incentive plan, pursuant to which we will be authorized to grant restricted stock, stock options, restricted or deferred stock units, performance awards or other stock-based awards to directors, employees and consultants selected by our board of directors for participation in the plan. We currently intend to issue awards of restricted K Shares to our independent directors under our long-term incentive plan. Our executive officers, as key personnel of PHA, also may be entitled to receive awards in the future under our long-term incentive plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of capital stock purchased in our offering.

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

The Estimated Per Share NAV for our K Shares, K-I Shares and K-T Shares are estimates as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the company.

The Estimated Per Share NAV and any subsequent values are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the Company, because the amount of proceeds available for investment from our offering is net of acquisition fees and expenses; (3) the Estimated Per Share NAV does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments; (4) the Estimated Per Share NAV does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the Estimated Per Share NAV does not take into account any premiums to value that may be achieved in a liquidation or sale of our assets. Further, the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets we may acquire and responses to the real estate and capital markets. The Estimated Per Share NAV does not reflect a discount for the fact that we are externally managed. There are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an Estimated Per Share NAV; provided, however, that pursuant to the

Financial Industry Regulatory Authority, Inc. (“FINRA”) rules, the determination of the Estimated Per Share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Subsequent estimates of our Estimated Per Share NAV will be done at least annually. Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets.

Our Estimated Per Share NAV is based upon a number of estimates, assumptions, judgments and opinions that may not be, or may later prove not to be, accurate or complete, which could make the estimated valuations incorrect. As a result, our Estimated Per Share NAV may not reflect the amount that a stockholder might receive for your shares in a market transaction.

Currently, there are no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an Estimated Per Share NAV. The audit committee of our board of directors, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations. Pursuant to the prior approval of the audit committee of our board of directors, which is solely comprised of our independent directors, in accordance with the valuation policies previously adopted by our board of directors, we engaged Robert A. Stanger & Co., Inc. (“Stanger”), an independent third-party valuation firm, to assist with determining the Estimated Per Share NAV. Our Estimated Per Share NAV was determined after consultation with PHA and Stanger. Stanger prepared an NAV report (the “NAV Report”), which estimates the estimated NAV per K Share, K-I Share and K-T Share as of the NAV pricing date. The valuation was based upon the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on an adjusted fully diluted basis, calculated as of the NAV pricing date, and was performed in accordance with the Institute for Portfolio Alternatives (“IPA”) Valuation Guidelines. The Estimated Per Share NAV was determined by our board of directors. Subsequent estimates of our estimated NAV per K Share, K-I Share and K-T Share will be prepared at least annually. Our Estimated Per Share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The Estimated Per Share NAV is not intended to be related to any values at which individual assets may be carried on financial statements under applicable accounting standards. We do not intend to release any of the data supporting the Estimated Per Share NAV.

It may be difficult to accurately reflect material events that may impact our Estimated Per Share NAV between valuations, and accordingly we may be repurchasing shares at too high or too low a price.

Our independent third-party valuation expert will calculate estimates of the market value of our principal real estate and real estate-related assets that we acquire, and our board of directors will determine the net value of such real estate and real estate-related assets and liabilities taking into consideration such estimates provided by the independent third-party valuation expert. Our board of directors is ultimately responsible for determining the Estimated Per Share NAV. Since our board of directors will determine our Estimated Per Share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent Estimated Per Share NAV. As a result, the published Estimated Per Share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, PHA will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the Estimated Per Share NAV published before the announcement of an extraordinary event may differ significantly from our actual Estimated Per Share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our Estimated Per Share NAV, as determined by our board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share repurchase program.

Stockholders’ interest in us could be diluted if we issue additional shares, which could reduce the overall value of their investment.

Existing stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes the issuance of 248,125,000 shares of capital stock, of which (a) 55,500,000 shares are classified as K Shares with a par value of  $0.01 per share, (b) 55,500,000 shares are classified as K-I Shares with a par value of  $0.01 per share, (c) 116,000,000 shares are classified as K-T Shares with a par value of  $0.01 per share (d) 125,000 shares are classified as B Shares with a par value of  $0.01 per share, and (e) 21,000,000 shares are classified as A Shares with a par value of  $0.01 per share. Our board of directors may amend the charter from time to time to increase or decrease the aggregate number of authorized shares or the number of authorized K Shares, K-I Shares, K-T Shares, A Shares, or shares of any other class or series of stock without stockholder approval. Our board may elect to (1) sell additional shares in future private placements or public offerings; (2) issue shares of capital stock under a long-term incentive plan to our independent directors or to employees of PHA or its affiliates; (3) issue shares to PHA, S2K Servicing LLC (our “Service Provider”), or their successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (4) issue K Shares (or another class of securities as determined by our board of directors) to sellers of properties we acquire in connection with an exchange of property for limited partnership interests of our operating partnership. To the extent we issue additional equity interests, stockholders’ percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions (most notably the offering price per share, which may be less than the price paid per share in any offering under our prospectus) and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us. Investors who purchased shares in our prior primary offering will likely suffer dilution of their equity investment in us as a result of the issuance of shares pursuant to the DRIP, as DRIP purchases represent a discount to the purchase price per K Share, K-I Share and K-T Share in our prior primary offering, as applicable, and we will not sell additional A Shares to PHA or its affiliates to fund the difference between the purchase price and discounted price in connection with such DRIP sales.

The potential return to holders of K Shares, K-I Shares and K-T Shares would be limited should we return in excess of 9.84% on their investment.

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

If we were to become internally managed, we would pay substantial fees to PHA prior to holders of K Shares, K-I Shares and K-T Shares receiving their agreed-upon investment returns. In addition, we will pay substantial fees and expenses to our property manager and their affiliates, and will reimburse PHA and its affiliates for expenses, which payments increase the risk that stockholders will not earn a profit on your investment.

Pursuant to our agreements with affiliated property managers, we may pay significant property management fees to our property manager and may be obligated to reimburse our property manager for certain expenses it incurs in providing services. We also will be obligated under our Advisory Agreement with PHA to reimburse PHA and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on holders of K Shares, K-I Shares and K-T Shares first enjoying agreed-upon investment returns, affiliates of PHA could also receive significant payments even without our reaching specific investment-return thresholds should we seek to become internally managed. Due to the apparent preference of the public markets for internally managed companies, a decision to list our shares on a national securities exchange could be preceded by a decision to become internally managed. Given PHA’s familiarity with our assets and operations, we might prefer to become internally managed by acquiring PHA. Even though PHA will not receive internalization fees, such an internalization transaction could result in significant payments to affiliates of PHA irrespective of whether stockholders received the returns on which we have conditioned other back-end compensation, and we would not be required to seek a stockholder vote to become internally managed.

These fees and other potential payments increase the risk that the amount available for distribution to stockholders upon a liquidation of our portfolio would be less than the purchase price paid by stockholders in our Offerings. Substantial consideration paid to PHA and its affiliates also increases the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

If we internalize our management functions, the percentage of our outstanding capital stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions performed for us by PHA by, among other methods, acquiring PHA’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions would be beneficial to us and our stockholders.

If we elect not to renew the Advisory Agreement or terminate the Advisory Agreement without “cause” as defined in the Advisory Agreement (i.e., other than in connection with a listing of our shares or a transaction involving a merger or acquisition or other than for cause), which we define as a “Non-cause Advisory Agreement Termination,” we would be obligated to make a cash payment to PHA in the amount of any deferred asset management fees, plus any interest accrued thereon, the full acquisition fees previously earned, plus any interest accrued thereon, and the full disposition fees previously earned, plus any interest accrued thereon, regardless of the value of our assets or our net assets. The Service Provider (an affiliate of our dealer manager) would be entitled to receive 25% of any such payments as a fee pursuant to the Services Agreement. In addition, pursuant to our charter, we would be obligated to repurchase our A Shares for an amount equal to the greater of: (1) any accrued common ordinary distributions on our A Shares plus the stated value of the outstanding A Shares ($10.00 per A Share) or (2) the amount the holders of A Shares would be entitled to receive if we liquidated and received net liquidation proceeds equal to the fair market value (determined by appraisals as of the termination date) of our investments less any loans secured by such investments, limited in the case of non-recourse loans to the value of investments securing such loans. The amounts payable on account of the repurchase of A Shares may be paid, in the discretion of a majority of our board of directors, including a majority of our independent directors, in the form of promissory notes bearing interest at the then-current rate, as determined in good faith by a majority of our board of directors, including a majority of our independent directors. Any B Shares then outstanding would remain outstanding.

As mentioned above, we could internalize our management function via multiple forms. If we acquire PHA’s assets, stockholders may be entitled to certain merger consideration, but we are not obligated to repurchase our A Shares.

An acquisition of PHA could also reduce earnings per share and funds from operation per share.

Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by PHA, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of affiliated advisors or property managers have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

We have not reserved significant proceeds from our Offerings for future capital needs. Accordingly, if we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to stockholders and could reduce the value of stockholders’ investments. However, our board of directors has the authority under our organizational documents, in its sole discretion, to the extent permitted by Maryland law, to fund distributions from other sources, including, without limitation, the sale of assets, borrowings, offering proceeds and the deferral of fee and expense reimbursements by PHA.

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

Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. We have opted out of these provisions of Maryland law, by board resolution in the case of the business combination provisions and in our bylaws in the case of the control share acquisition provisions. However, should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

There is a risk that you may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We expect to pay such quarterly distributions within 45 days of the end of each calendar quarter. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or any increases in cash distributions. During 2020 and the first two quarters of 2021 we did not make distributions within 45 days of quarter-end due to the impact of the COVID-19 pandemic. All distributions have now been paid and we are current on all distributions as of December 31, 2023.

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

We do not intend to register as an investment company under the 1940 Act. As of December 31, 2023, we had controlling interests in five hotel properties, and investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.

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

Furthermore, affiliates of Procaccianti Companies may perform services for us in connection with the selection and acquisition of investments and the management of our assets. They will be reimbursed for out-

of-pocket expenses, which would be paid in addition to any acquisition fees and asset management fees payable to PHA. Payment or accrual of fees will result in immediate dilution to the value of stockholders’ investments, and any such current payments will reduce the amount of cash available to acquire investments. Payment of such fees and expenses increases the risk that the amount available for distribution to our stockholders would be less than the purchase price paid for the securities.

Risks Related to Conflicts of Interest

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with Procaccianti Companies and its affiliates, there may be times when Procaccianti Companies, PHA, our property manager, or their affiliates have interests that differ from those of our stockholders, giving rise to a conflict of interest.

Our officers and directors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by PHA or its affiliates. Similarly, PHA, property manager, or their affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our officers have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by PHA and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with PHA. PHA will seek to allocate investment opportunities among eligible accounts in a manner that is consistent with its allocation policy. However, despite the right of first offer we have, in the event PHA’s allocation policy does not require a definitive allocation of an opportunity among eligible accounts, we can offer no assurance that such opportunities to us in the most favorable manner

PHA, Sponsor, property manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

PHA, Sponsor, property manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners, advisors, and selling agents of other investment programs, including Procaccianti Companies or its affiliates’ sponsored investment products, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

PHA faces conflicts of interest relating to the terms under our Advisory Agreement and under our charter, which could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate our Advisory Agreement under certain circumstances.

Under our Advisory Agreement, PHA or its affiliates will be entitled to certain payments that are structured in a manner intended to provide incentives to PHA to perform in our best interests and in the best interests of our stockholders. However, because PHA is entitled to receive substantial minimum compensation and reimbursements, including in the form of personnel reimbursements, regardless of performance, PHA’s interests may not be wholly aligned with those of our stockholders. In addition, PHA could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle PHA to receive certain fees as well as certain special distributions on our A Shares, including distributions on account of  “excess cash” and

“remaining liquidation cash.” Under the Advisory Agreement, these amounts are deferred until certain performance thresholds are met. As a result of these subordinated payments, PHA may engage in more speculative transactions on our behalf, which could result in greater losses than a more conservative investment approach.

The Advisory Agreement with PHA was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

The Advisory Agreement was negotiated between related parties. Consequently, its terms, including fees payable to PHA, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under the Advisory Agreement because of our desire to maintain our ongoing relationship with PHA and its affiliates. Any such decision, however, may breach our fiduciary obligations to our stockholders. However, any recovery against our board of directors may be limited by the terms of our charter.

PHA’s liability will be limited under the Advisory Agreement, and we have agreed to indemnify PHA against certain liabilities, which may lead PHA to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Advisory Agreement, PHA will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our board of directors in following or declining to follow PHA’s advice or recommendations. PHA maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the Advisory Agreement, PHA, its officers, members and personnel, and any person controlling or controlled by PHA will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting negligence or misconduct. In addition, we have agreed to indemnify PHA and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to negligence or misconduct. These protections may lead PHA to act in a riskier manner when acting on our behalf than it would when acting for its own account.

PHA and our property manager are affiliates, which might cause PHA to decline to pursue certain property investments.

The relationship between PHA and our property manager may cause PHA to decline to select a property for acquisition where there is a long-term management contract in place because our property manager would not be able to win the contract. Accordingly, PHA may turn down certain investments even if the property would otherwise be an attractive investment for investors.

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

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

●	changes in general or local economic conditions;
●	changes in the supply of or demand for similar or competing properties in an area;
●	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;
●	changes in tax, real estate, environmental and zoning laws; and
●	periods of high interest rates, inflation and tight money supply.

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

Changes in monetary policy implemented by the Federal Reserve may continue to impact the market value of our investments and our borrowing costs.

Interest rates remain high and will continue to increase our borrowing costs. Though the Federal Funds Rate is expected to decrease in 2024.

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

Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment, including losses incurred in relation to pandemics or cybersecurity incidents. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed.

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

PHA faces conflicts of interest relating to joint ventures with its affiliates, which could result in a disproportionate benefit to the other venture partners at our expense.

We have entered into the joint venture and may enter into additional joint ventures with our Sponsor or with other programs sponsored by affiliates of PHA for the acquisition of hotel properties. Our Sponsor or PHA may face a conflict in structuring the terms of the relationship between our interests and the interests of the co-venturer. Since our Sponsor and PHA will control both the co-venturer and, to a large extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. This may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to such joint venture that exceed the percentage of our investment in the joint venture.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent our property manager from operating such properties. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Further, compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to you. We generally will obtain a Phase I environmental assessment for each property we intend to acquire. However, in certain circumstances, we may purchase a property without obtaining such assessment if PHA determined it is not warranted, specifically in circumstances where PHA determines to rely upon an assessment certified by, sought and secured by the sellers of the property. A Phase I environmental assessment or site assessment is an initial environmental investigation to identify potential liabilities associated with the current and past uses of a given property. In addition, we will attempt to obtain a representation from the seller that, to its knowledge, the property is not contaminated with hazardous materials.

In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, PHA will determine whether we will pursue the investment opportunity and whether we will have a Phase II environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (i) the types of operations conducted on the property and surrounding property, (ii) the time, duration and materials used during such operations, (iii) the waste handling practices of any tenants or property owners, (iv) the potential for hazardous substances to be released into the environment, (v) any history of environmental law violations on the subject property and surrounding property, (vi) any documented environmental releases, (vii) any observations from the consultant that conducted the Phase I environmental site assessment, and (viii) whether any party (i.e., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.

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

Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own the hotel properties lease the hotel properties to one or more TRSs, which have entered into property management agreements with a hotel property manager, generally expected to be one or more entities affiliated with PHA. These affiliated property management companies may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, and TPG’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates and/or designees of TPG. We refer to TPG and such other affiliates and/or designees collectively as our property manager. Our property manager will operate and manage our hotel properties. The TRSs enter into any franchise agreements to brand our hotels. We cannot assure you that our property manager or any other third-party hotel property manager we retain will manage our properties in a manner that is consistent with its obligations under its property management agreements with our TRSs or our TRSs’ obligations under hotel franchise agreements, that the property manager will not be negligent in its performance or engage in other criminal or fraudulent activity, or that the property manager will not otherwise default on its management obligations. We will not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel property (for example, setting room rates). Thus, even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room (“RevPar”), and ADR, we may not be able to make the property manager change its method of operating our hotel properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our property manager to operate our hotel properties successfully, and its failure to do so could adversely impact our ability to service debt and to make distributions to our stockholders.

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

Our financial performance is subject to global and regional economic conditions and their impact on levels of discretionary business and consumer spending. Some of the factors that have an impact on discretionary spending include general economic conditions, GDP growth, worldwide or regional recession, corporate earnings and investment, unemployment, consumer debt, reductions in net worth, taxation, inflation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. Downturns in worldwide or regional economic conditions may materially adversely impact demand for our hotels and resorts. A continuing shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.

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

Due to its close link with the performance of the general economy, and, specifically, growth in U.S. gross domestic product ("GDP"), the hotel industry is highly cyclical in nature. Demand for products and services provided by the hotel industry generally trails improvement in economic conditions. The lodging industry has historically exhibited a strong correlation to U.S. gross domestic product. Worsening of the U.S. or global economy would likely have an adverse impact on the occupancy, ADR and RevPar of our hotels, and would therefore adversely impact our results of operations and financial condition.

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

As of December 31, 2023, our outstanding indebtedness consists of approximately $64,329,901 in property level debt, including approximately $15,092,000 of variable interest rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have, and may in the future, incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of our stockholders’ investments.”

Lenders have and may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

Loan agreements we have entered and may in the future enter into contain covenants that could affect our distribution and operating policies, affect our ability to incur additional debt, limit our ability to further mortgage a property, limit our ability to discontinue insurance coverage or limit our ability to replace PHA. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

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

Inflation remains elevated and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Inflation poses a risk to us due to the possibility of future increases in interest rates. Continued inflation would adversely impact us due to higher interest rates on any new fixed-rate debt and our existing outstanding variable rate debt. We have entered into interest rate swaps to limit our exposure to interest rate fluctuations related to our variable rate debt. However, in an increasing interest rate environment the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements will continue to increase.

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

As of December 31, 2023, we had $15,092,000 of variable interest rate debt as well as interest rate derivatives including a swap on the majority of our variable rate debt that are indexed to SOFR, which has a limited history and a potential to be volatile. As such we may be adversely affected by changes in SOFR reporting practices and the method in which SOFR is determined.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 1C.Cybersecurity

The Company deploys advanced cybersecurity technologies and best practices to deliver a highly secure technology platform for its internal operations and hotels throughout its national portfolio. Our program is built around best practice guidance taken in part from both NIST and PCI DSS framework.

Risk Management and Strategy

We have engaged a third-party IT and cybersecurity firm to assist us in protecting us from cybersecurity threats. Our IT partner has been in business for over 33 years and has a national footprint of 175 offices nationwide. In addition to assessing our own cybersecurity preparedness and as part of our overall cybersecurity risk management framework, we also consider and evaluate cybersecurity risks associated with our use of third-party service providers.

Processes and procedures include:

●	TPG’s Corporate IT footprint and systems are not used to process guest transactions. Corporate systems do not have connectivity to any hotels.
●	All IT assets and infrastructure are monitored 24/7/365 through a combination of automated detection software, SIEM software and a fully staffed 24/7 SOC.
●	We have continuous monitoring for viruses, intrusions, and malicious activities.
●	We deploy a sophisticated blend of layered security that protects systems and data that exist or operate within partitioned/segregated networks.
●	Employee cybersecurity training and phishing email training are required for all employees and is performed monthly to continually enhance awareness and responsiveness.
●	We do not store any customer data input during the reservation process. The customer reservation systems are specified, implemented, and managed by the global hotel brands.
●	Each hotel or operating asset within our portfolio is a standalone network. Therefore, if a security breach were to occur at one location, it is fully isolated from other properties or networks.
●	We deploy stringent email filtering that prohibits incoming messages from insecure email systems (i.e., gmail, yahoo, aol, etc.) that are known to carry viruses, spyware, crypto ransom, etc.
●	We perform regular internal and external penetration tests.
●	We have in place a Cybersecurity Incident Response plan that dictates the process for responding to incidents and remediation of events.

●	We have relationships with third-party business partners to assist with cybersecurity as well as assess their cybersecurity risks.
●	We utilize Self-Assessments using industry standards and benchmarks to identify cybersecurity incidents and threats that could potentially impact the company.
●	Our IT internal controls are audited by an external audit firm as part of our Sarbanes-Oxley Act compliance activities, and this process includes assessing the design and operating effectiveness of those controls.

We or our third-party manager currently maintain cybersecurity insurance policies that provide coverage for security incidents. Although the risks we face from cybersecurity threats are many and change daily, we have not experienced any cybersecurity incidents that have materially affected our operations, strategy, financial positions or operations. In addition, as of the date of this Annual Report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations and financial condition.

Despite the policies and procedures that have been implemented to ensure the integrity of our IT systems, we may not be effective in identifying and mitigating every risk in which we are exposed to, especially newly identified vulnerabilities. Furthermore, the hospitality environment requires that the hotels access information in third party environments that are managed, hosted, and provided by others. As such the company will have difficulties in anticipating and implementing preventive measures that mitigate the harm should a break occur.

Malicious actors, which can operate on a larger and more sophisticated scale, are using various tools and methodologies to gain access to systems. Such attacks are ransomware, denial of service attacks, phishing, social engineering, and other cyberattacks. A breach of these systems either managed by us or a third party may result in the loss of business data, personal information, disruption of business.

Governance

Our board of directors are responsible for overseeing our policies and practices related to corporate governance including cybersecurity risks. On a quarterly basis, our board of directors and audit committee receive a report from management on our cybersecurity threat risk management processes and strategies. Outside of quarterly meetings, our board of directors and audit committee are notified following any cybersecurity incident and meet to address and identify the cybersecurity threat’s severity levels. Our board of directors and audit committee also review management’s materiality assessment regarding any cybersecurity incident requiring disclosure to the SEC.

Item 2.Properties

Our principal executive offices are located at 1140 Reservoir Avenue, Cranston, Rhode Island, 02920. We do not have an address separate from our Sponsor and PHA.

As of December 31, 2023, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. For more information on our hotel properties, see Item 1, “Business — Real Estate Portfolio” of this Annual Report.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 25, 2024, we had approximately 5,985,884 shares of common stock outstanding held by a total of approximately 1,131 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

To assist FINRA members and their associated persons that participated in our Public Offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, PHA will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an Estimated Per Share NAV of all classes of the Company’s capital stock, each calculated as of March 31, 2023 (the “NAV Pricing Date”), as follows: (i) $11.53 per K-Share; (ii) $11.53 per K-I Share; (iii) $11.96 per K-T Share; (iv) $22.76 per A Share; and (v) $14.77 per B Share.

The Estimated Per Share NAV of each of our K Shares, K-I Shares and K-T Shares is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of the NAV Pricing Date.

The Estimated Per Share NAV was determined after consultation with PHA and Stanger, an independent third-party valuation firm, the engagement of which was approved by the audit committee. The audit committee, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to SEC guidance. FINRA rules provide no guidance on the methodology an issuer must use to determine its Estimated Per Share NAV. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that:

●	a stockholder would be able to resell his or her shares at the Estimated Per Share NAV;
●	stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;
●	our shares of common stock would trade at the Estimated Per Share NAV on a national securities exchange;
●	an independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or
●	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the Estimated Per Share NAV at least annually.

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV of each of our share classes, see our Current Report on Form 8-K filed on June 28, 2023.

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

For information on distributions paid during the year ended December 31, 2023, refer to Note 9 – “Stockholders’ Equity” to our consolidated financial statements included in this Annual Report.

			Distribution Paid	Total Amount of
Quarter Ended	Date Paid	Cash Distribution	Pursuant to DRIP	Distribution

December 31, 2022	February 9, 2023	$757,285	$200,524	$957,809
March 31, 2023	May 4, 2023	740,422	197,047	937,469
March 31, 2023	August 9, 2023	746,790	197,531	944,321
June 30, 2023	November 2, 2023	756,591	197,335	953,926
December 31, 2023	December 21, 2023	22,821	—	22,821
Total		$3,023,910	$792,437	$3,816,347

December 31, 2021	February 16, 2022	$760,716	$197,406	$958,121
March 31, 2022	May 6, 2022	722,404	197,281	919,685
March 31, 2022	May 11, 2022	22,115	—	22,115
June 30, 2022	August 5, 2022	748,851	201,627	950,478
September 30, 2022	November 1, 2022	762,549	196,997	959,546
Total		$3,016,635	$793,310	$3,809,945

For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”

We paid distributions with respect to the quarters ended December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023 with operating cash flows from our hotel properties, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Use of Proceeds

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through December 31, 2023, pursuant to the DRIP Offering, we issued 150,731 K Shares to investors at a weighted average price of $9.64 per K Share for aggregate proceeds of $1,452,853, 98,138 K-I Shares at a weighted average price of $9.68 per K-I Share for aggregate proceeds of $950,215 and 7,585 K-T Shares at a weighted average price of $9.43 per K-T Share for aggregate proceeds of $71,524.

From commencement of the Public Offering through December 31, 2023, we had incurred $3,003,970 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid for with proceeds from the issuance of A Shares to THR.

From inception through December 31, 2023, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through December 31, 2023, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$3,003,970	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,259,454

The amounts above were charged against additional paid in capital on the balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of December 31, 2023, the net offering proceeds to us from our Offerings, after deducting the total expenses incurred as described above, were approximately $51,094,037.

Subsequent to December 31, 2023 and through March 25, 2024, pursuant to the DRIP Offering, we sold approximately 10,503 K Shares at a weighted average price of $10.95 per share for gross proceeds of $115,008, approximately 7,972 K-I Shares at a weighted average price of $10.95 per share for gross proceeds of $87,295 and approximately 46 K-T Shares at a weighted average price of $11.36 per share for gross proceeds of $518, for total gross proceeds of $202,821 in the DRIP Offering.

We have used the net proceeds from our Offerings to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of December 31, 2023, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Offerings and borrowings. A portion of the net proceeds from our Offerings was also used to fund capital expenditures at the hotel properties and operating expenses.

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

During the three months ended December 31, 2023, we fulfilled repurchase requests and repurchased K Shares and K-I shares pursuant to our share repurchase program as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
October 2023	29,373	—	$—	(2)
November 2023	7,000	—	$—	(2)
December 2023	18,045	17,248	$11.45	(2)
	54,418	17,248

(1)	We generally repurchase shares approximately 45 days following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in December of 2023 related to repurchase requests received during the prior three quarters, as the Company’s board of directors determined that the funding limitation under the share repurchase program was previously reached within those quarters.
(2)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). The share repurchase program also provides that the Company will limit repurchases to the net proceeds received pursuant to the DRIP.

During the year ended December 31, 2023, we repurchased approximately $1,021,576 of K Shares and $113,144 of K-I Shares. As of December 31, 2023, there were twenty-four outstanding and unfulfilled repurchase requests for 90,387 K Shares and 4,008 K-I Shares. The following table reflects repurchase activity for the twelve months ended December 31, 2023.

	Requests
	Received	Number
	During	of Share				$ Amount			Repurchase
Share	3 Months	Repurchases	Date	Shares		of Shares	$ Amount	Requests	Requests
Class	Ended	Requested	Repurchased	Repurchased		Repurchased	per share	Withdrawn	Outstanding
K	12/31/2022	20,900	1/12/2023	20,900		$211,517	$10.12	-	-
K	3/31/2023	43,151	4/27/2023	43,151		$440,108	$10.20	-	-
K	6/30/2023	59,587	8/23/2023	16,090	(1)	$184,422	$11.46	-
			12/7/2023	13,110		$149,824	$11.43	-	30,387
K	9/30/2023	10,274	12/7/2023	3,097	(1)	$35,704	$11.53	-	7,177
	12/31/2023	52,823	TBD	-		-	-	-	52,823
Total K Shares				96,348		$1,021,575			90,387

K-I	3/31/2023	8,602	4/27/2023	8,602		$88,516	$10.29	-	-
K-I	6/30/2023	5,591	8/23/2023	1,101	(1)	$12,625	$11.47	1,036
			12/7/2023	1,041		$12,003	$11.53	-	2,413
	12/31/2023	1,595	TBD	-		-	-	-	1,595
Total K-I Shares				10,744		$113,144			4,008

Total Repurchased				107,092		$1,134,719

Unregistered Sale of Equity Securities

For a discussion of unregistered sales of our equity securities, see Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

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

Overview

We were formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2023, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a REIT under the Code, commencing with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. We are externally managed by PHA pursuant to the Advisory Agreement. PHA is an affiliate of our Sponsor.

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

Since the commencement of the Public Offering and through December 31, 2023, we received approximately $41,274,755 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $1,452,853 of K Shares, $950,215 of K-I Shares and $71,524 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

We establish an Estimated Per Share NAV on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with PHA and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last five years as of each valuation date presented below (which were the Estimated NAV Per Shares for the K Shares, K-I Shares and K-T Shares, unless otherwise indicated):

		Estimated Per Share NAV
Valuation Date	Effective Date	Class K	Class K-I	Class K-T	Class A	Class B
March 31, 2023	June 27, 2023	$11.53	$11.53	$11.96	$22.76	$14.77
March 31, 2022	June 27, 2022	$10.29	$10.29	$10.29	$13.34	$1.25
March 31, 2021	June 9, 2021	$9.85	$9.77	$9.85	$0.00	$0.00
March 31, 2020	June 10, 2020	$8.56	$8.55	$8.56	$0.00	$0.00
March 31, 2019	May 23, 2019	$10.00	$10.00	$10.00	$3.97	$0.00

Components of NAV	3/31/2023
Real Estate	$143,980,000
Mortgage Notes Payable	(62,556,309)
Other Assets	11,470,351
Other Liabilities	(4,115,825)
Noncontrolling Interest	(11,021,078)
NAV	$77,757,139

Components of NAV by Share Class	Class K	Class K-I	Class K-T	Class A	Class B	Total
Accrued Unpaid Distributions	$700,664	$235,746	$8,118	$1,880,058	$-	$2,824,586
Liquidation Preference	40,675,457	13,539,366	135,940	5,814,095	-	$60,164,858
Remaining Distribution Allocation	5,525,982	1,839,397	18,468	5,537,886	1,845,962	$14,767,695
NAV	$46,902,103	$15,614,509	$162,526	$13,232,039	$1,845,962	$77,757,139
Shares Outstanding	4,067,546	1,353,937	13,594	581,410	125,000
Estimated Per Share NAV	$11.53	$11.53	$11.96	$22.76	$14.77

The Estimated Per Share NAV of each of our classes of capital stock is calculated in accordance with our charter, as amended (the “charter”). Our NAV is, in accordance with our charter, allocated (i) first, to the liquidation preference on each of the shares of the K-I Shares, K Shares and K-T Shares equal to $10.00, plus all accumulated, accrued, and unpaid distributions on the K-I Shares, K Shares and K-T Shares, respectively, (ii) second, to the payment of any deferred and unpaid asset management fees, acquisition fees and disposition fees (including interest accrued on all such fees at a non-compounded rate of 6.0% per annum) to PHA, (iii) third, to the liquidation preference on the A Shares equal to $10.00, plus all accumulated, accrued and unpaid distributions on the A Shares, and (iv) fourth, following the distribution and payment in full of all of the preceding obligations, (a) 50.0% of the remaining NAV is allocated to the holders of the K-I Shares, K Shares and K-T Shares (pro rata based on the number of K-I Shares, K Shares, and K-T Shares outstanding), (b) 12.5% of the remaining NAV is allocated to B Shares, and (c) 37.5% of remaining NAV is allocated to the A Shares.

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

2023 Highlights

As of December 31, 2023:

●	we continued offering shares pursuant to the DRIP Offering following the termination of the Public Offering, raising $792,437 in DRIP proceeds during 2023; and
●	our board of directors determined an Estimated Per Share NAV of $11.53 for each of our K Shares, and K-I Shares, $11.96 for each of our K-T Shares, $22.76 per A Share and $14.77 per B Share, as of March 31, 2023.

Investment Objectives

We invest in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:

●	to provide stable income for stockholders through the payment of cash distributions;
●	to preserve and return stockholders’ capital contributions; and
●	to maximize risk-adjusted returns on stockholders’ investment.

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

Real Estate Portfolio

As of December 31, 2023, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. Our properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our five select-service hotel properties as of December 31, 2023:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,619,916
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,558,622
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,677,086
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,382,277

*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)

Represents the date and contract purchase price of Procaccianti Convertible Fund, LLC’s (“PCF”) acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)	Contract purchase price excludes acquisition fees and costs.

We recently upgraded and improved the Cherry Tree Inn. The total cost was approximately $1,700,000. Approximately $250,000 of this was paid in the year ended December 31, 2021 from cash on hand, an additional $1,270,226 was advanced through the existing mortgage note in 2022 and an additional $135,500 was advanced in 2023. Other property investments in upgrades and improvements that are normal in the course of our business during the year ended December 31, 2023 are expected to be funded with cash on hand in our furniture and fixtures and equipment reserves accounts.

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

As of December 31, 2023, our total outstanding indebtedness totaled $64,424,095, including mortgage notes and loans from affiliates. This amount did not exceed 300% of the value of our net assets.

Disposition Policies

We intend to hold each property we acquired for an extended period. However, circumstances might arise that could result in the early sale of some properties. We expect our board of directors to make the determination pursuant to recommendations by PHA with respect to whether we should sell or dispose of a particular property based on the determination that the sale of the property would be in the best interest of our stockholders.

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

S2K Financial LLC was the dealer manager for our offering and was responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the year ended December 31, 2023, our Sponsor requested reimbursement for $147,095 of such administrative services provided through such date.

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

Our total operating expenses were less than 2% of our average invested assets and 25% of our net income for the twelve months ended June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023. During the twelve months ended March 31, 2022, our total operating expenses exceeded the greater of 25% of our net income but were below 2% of our average invested assets. We incurred operating expenses of approximately $1,488,977 and incurred an Excess Amount of approximately $54,498 during the twelve months ended March 31, 2022. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for the twelve months ended March 31, 2022 was justified as unusual and non-recurring as a result of the COVID-19 pandemic.

Market Outlook

Lingering impacts of the COVID-19 pandemic on the global and U.S. economy, and the travel industry in particular, continue to temper a full recovery to pre-pandemic performance levels in certain property segments and geographic areas. While destination and leisure travel have rebounded and remain strong, business travel has been slower to recover. Newer headwinds triggered by the pandemic including historic rises in interest rates, inflation, supply chain issues, insurance premiums, and labor costs present additional challenges which we believe will continue to hinder a full recovery of business travel throughout 2024 and 2025.

The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP. CBRE (U.S. Hotels State of the Union Feb 2024 Edition) raised its 2024 GDP growth outlook from 1.2% to 1.6%. The positive GDP revision is predicated on moderating inflation, employment gains of 0.5%, and a 100 basis points (bps) reduction in interest rates. Additionally, wage growth continued to outpace inflation in December 2023. With wage growth outpacing inflation, and airfares declining year over year, consumers have discretionary income to travel as supported by Transportation Security Administration (“TSA”) throughput which continues to post gains over 2019. Full-year 2023 TSA through put was 101% of 2019, increasing 12.4% year over year. In January, TSA throughput increased an additional 9.9% year over year, reaching 104% of 2019. Lower airfares have also contributed to a near full recovery in air travel.

Inflation remains elevated and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Inflation may adversely affect financial condition and results of operations. An increase in inflation could have an adverse impact on floating rate mortgages, credit facilities, property operating expenses, and general and administrative expenses, as these costs could increase at a rate higher than revenue. Inflation could also have an adverse effect on consumer spending, which could impact our revenues.

The hospitality sector entered 2024 on comparably stronger footing, however the horizon is not free of challenges. Travel costs have been on the rise, led by generally higher airfares, fuel costs and hotel rates. While pent-up demand has somewhat compensated for high inflation, the potential for a recession-driven pullback in consumer spending remains a credible risk to industry momentum. Scenic destinations that have outperformed in recent years may begin to revert to traditional demand levels. Businesses have suggested they may boost business travel this year, which, combined with additional international visitation and a larger convention slate, is poised to drive recovery in many of the nation’s larger hospitality markets.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at December 31, 2023.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have not been assessed interest or penalties by any major tax jurisdictions. We have tax years 2020 through 2023 remaining subject to examination by various federal and state tax jurisdictions.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report.

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

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. For information on the distributions paid during the years ended December 31, 2023 and 2022, refer to Note 9 – “Stockholders’ Equity” to our consolidated financial statements included herein.

In the years ended December 31, 2023 and 2022, we paid the following distributions, including those paid pursuant to the DRIP:

	Year Ended December 31,
	2023		2022
Distributions paid in cash	$3,023,910		$3,016,635
Distributions reinvested	792,437		793,310
Total distributions	$3,816,347		$3,809,945
Source of distributions:
Cash flows provided by operations	$3,023,910	79%	$3,016,635	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	792,437	21%	793,310	21%
Total sources	$3,816,347	100%	$3,809,945	100%

The tax composition of our distributions declared for the years ended December 31, 2023 and 2022, was as follows:

	Year Ended December 31,
	2023	2022
Ordinary Income	56%	84%
Return of Capital	44%	16%
Total	100%	100%

Although the tax composition of such distributions may be a return of capital, distributions for the years ended December 31, 2023 and 2022 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect to all four quarters of 2022 and 2023, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2023 and 2022.

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial

Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I Item 1A “Risk Factors” herein that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $26,406,988 for the year ended December 31, 2023 from $26,520,330 for the year ended December 31, 2022. The $113,342 net decrease was principally due to decreases in ADR offset by a slightly higher occupancy.

The following presents the hotel operating results for the years ended December 31, 2023 and 2022 for the entire portfolio:

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2023	2023	2023	2023	December 31, 2023
Number of hotels	5	5	5	5	5
Number of rooms	559	559	559	559	559
Average Occupancy Percentage	61.13%	73.03%	77.61%	59.04%	67.71%
ADR	$149.96	$192.03	$233.14	$158.34	$183.37
RevPar	$94.60	$140.87	$185.91	$95.46	$129.21

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2022	2022	2022	2022	December 31, 2022
Number of hotels	5	5	5	5	5
Number of rooms	559	559	559	559	559
Average Occupancy Percentage	57.54%	68.47%	77.61%	66.65%	67.57%
ADR	$150.88	$193.54	$235.46	$159.28	$184.79
RevPar	$89.17	$133.58	$187.29	$108.80	$129.71

A comparison of hotel rooms revenues for the twelve months ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$4,244,429	$4,436,106	$(191,677)	(4.32)%
Staybridge Suites St. Petersburg	5,554,180	5,586,764	(32,584)	(0.58)%
Hotel Indigo Traverse City	7,020,780	7,197,028	(176,248)	(2.45)%
Hilton Garden Inn Providence	5,719,042	5,462,818	256,224	4.69%
Cherry Tree Inn	3,868,557	3,837,614	30,943	0.81%
	$26,406,988	$26,520,330	$(113,342)	(0.43)%

The decrease in rooms revenues of $191,677, or 4.32%, at the Springhill Suites Wilmington is primarily driven by decreases in both occupancy and the ADR compared to the prior year. Occupancy at the Springhill Suites Wilmington decreased from 70.23% for the year ended December 31, 2022 to 68.02% for the year ended December 31, 2023. The ADR at the Springhill Suites Wilmington decreased from $144.23 for the year ended December 31, 2022 to $142.46 for the year ended December 31, 2023, a decrease of 1.22%.

The decrease in rooms revenues of $32,584, or 0.58%, at the Staybridge Suites St. Petersburg is primarily driven by a decrease in occupancy compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg decreased from 77.13% for the year ended December 31, 2022 to 74.70% for the year ended December 31, 2023. The ADR at the Staybridge Suites St. Petersburg increased from $166.75 for the year ended December 31, 2022 to $171.17 for the year ended December 31, 2023, an increase of 2.65%.

The decrease in rooms revenues of $176,248, or 2.45%, at the Hotel Indigo Traverse City is primarily driven by a decrease in ADR compared to the prior year. The ADR at the Hotel Indigo Traverse City decreased from $245.63 for the year ended December 31, 2022 to $236.23 for the year ended December 31, 2023, a decrease of 3.83%. Occupancy at the Hotel Indigo Traverse City increased from 75.02% for the year ended December 31, 2022 to 76.10% for the year ended December 31, 2023.

The increase in rooms revenues of $256,224, or 4.69%, at the Hilton Garden Inn Providence is primarily driven by an increase in occupancy compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 55.51% for the year ended December 31, 2022 to 59.12% for the year ended December 31, 2023. The ADR at the Hilton Garden Inn Providence decreased from $196.79 for the year ended December 31, 2022 to $193.47 for the year ended December 31, 2023, a decrease of 1.69%.

The increase in rooms revenues of $30,943, or 0.81%, at the Cherry Tree Inn is primarily driven by an increase in ADR compared to the prior year. The ADR at the Cherry Tree Inn increased from $229.80 for the year ended December 31, 2022 to $232.56 for the year ended December 31, 2023, an increase of 1.20%. Occupancy at the Cherry Tree Inn decreased from 60.20% for the year ended December 31, 2022 to 59.97% for the year ended December 31, 2023.

Food and beverage revenues

Food and beverage revenues decreased to $2,464,385 for the year ended December 31, 2023 from $2,476,680 for the year ended December 31, 2022. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events.

Other operating revenues

Other operating revenues decreased to $1,108,881 for the year ended December 31, 2023 from $1,641,996 for the year ended December 31, 2022. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, resort fees and other guest services. The $533,115 decrease from the prior year period is primarily due to the receipt of a $215,660 North Carolina Business Recovery Grant by the Springhill Suites Wilmington, a $381,168 Growing Michigan Business grant awarded to the Hotel Indigo Traverse City and a $250,000 Rhode Island Rebounds grant received by the Hilton Garden Inn Providence offset by increases in resort fee and parking revenues in the year ended December 31, 2023 compared to the year ended December 31, 2022. Excluding the impact of the grants received, other operating revenues increased $313,713 or 39.45% from the same period in 2022.

Rooms expenses

Rooms expenses were $5,842,776 and $4,573,828 for the years ended December 31, 2023 and 2022, respectively. The $1,268,948 net increase in rooms expenses is primarily the result of $860,899 in reimbursements from an affiliate in the year ended December 31, 2022 as a result of the affiliate qualifying for ERTCs related to wages reimbursed by the Company. Rooms expenses are primarily driven by corresponding revenue account and occupancy. Excluding the impact of the ERTC, rooms expenses of $5,842,776 and $5,434,727 represent 22.1% and 20.5% of rooms revenues for the years ended December 31, 2023 and 2022, respectively. The percentage increase is primarily due to increases in labor and benefit costs.

Food and beverage expenses

Food and beverage expenses were $1,602,021 and $1,591,061 for the years ended December 31, 2023 and 2022, respectively. The $10,960 increase in food and beverage expenses is primarily due to the rise in labor and consumable costs. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 65.0% and 64.2% of food and beverage revenues for the years ended December 31, 2023 and 2022, respectively. The percentage increase is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $10,579,777 and $10,046,963 for the years ended December 31, 2023 and 2022, respectively. The $532,814 increase in other property expenses is primarily driven by the rise in labor costs, utility costs and credit card commissions. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $899,516 and $894,075 for the years ended December 31, 2023 and 2022, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate, general and administrative expenses

Corporate, general and administrative expenses were $1,409,838 and $1,410,130 for the years ended December 31, 2023 and 2022, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $865,230 and $928,837 for the years ended December 31, 2023 and 2022, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $718,135 for the year ended December 31, 2023 from $708,318 for the year ended December 31, 2022. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $147,095 and $156,038 in the years ended December 31, 2023 and 2022, respectively. Other fees to affiliates for the year ended December 31, 2022, also included $64,481 of expenses incurred by an affiliate of our Sponsor related to the application for the ERTC.

Depreciation and amortization

Depreciation and amortization expenses were $4,104,607 and $3,860,437 for the years ended December 31, 2023 and 2022, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles. The $244,170 increase in depreciation and amortization expense is primarily the result of the renovation of the Cherry Tree Inn.

Gain on loan extinguishment

Gain on loan extinguishment was $942,605 for the year ended December 31, 2022, and related to forgiveness of PPP loans by the SBA.

Gain (Loss) on the disposal of fixed assets

Gain on the disposal of fixed assets was $53,000 for the year ended December 31, 2023, and related to the sale of vehicles. Loss on disposal of fixed assets was $11,929 for the year ended December 31, 2022, and related to the replacement of certain room furnishings at the Staybridge Suites St. Petersburg.

Interest expense, net

Interest expense, net, was $2,939,204 and $2,809,105 for the years ended December 31, 2023 and 2022, respectively. Interest expense includes monthly payments on the outstanding mortgage notes payable balances, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. Additionally, during the year ended December 31, 2023, we incurred $127,251 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $132,315 relating to the amortization of the fair value of debt premium. During the year ended December 31, 2022, we incurred $112,499 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $132,316 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $258,725 and $13,195 for years ended December 31, 2023 and 2022, respectively. Interest income on the ERTC’s received was $33,794 for the year ended December 31, 2022. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate swap/cap

Unrealized loss on our interest rate swap was $183,370 for the year ended December 31, 2023 and related to changes in interest rates and time related to the TCI note interest rate swap (as defined herein), which expires on August 15, 2024. Unrealized gain on our interest rate cap was $170,459 for the year ended December 31, 2022 and related to changes in interest rates and time related to the TCI note interest rate cap, which expired on August 15, 2023.

Income tax expense

We had income tax benefit of $149,374 for the year ended December 31, 2023, and income tax expense of $147,084 for the year ended December 31, 2022. Income taxes relate to taxable income at the TRSs.

Net income

For the year ended December 31, 2023, we had net income of $1,756,289 compared to net income of $5,478,621 for the year ended December 31, 2022. The decrease in net income of $3,722,332 over the comparable prior year period was the result of the changes in revenues and expenses discussed above.

Net income or loss attributable to noncontrolling interest

Net income relating to noncontrolling interests was $482,117 for the year ended December 31, 2023 compared to net income relating to noncontrolling interests of $1,086,087 for the year ended December 31, 2022. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the Class K units of limited partnership interests in the Operating Partnership (“Class K OP Units”) issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

In response to the COVID-19 pandemic, we utilized provisions from the CARES Act to provide additional liquidity from federally supported loan programs. As of December 31, 2020, we received $1,018,917 in first round PPP loans related to four hotel properties. As of December 31, 2022, we received $1,426,672 of second round PPP loans. As of December 31, 2022, the Company received formal written approval of forgiveness applications from the SBA for loans in the amount of $2,445,589.

We paid quarterly distributions with respect to the quarters ended March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Cash Flows Provided by Operating Activities

During the years ended December 31, 2023 and 2022, we owned an interest in five hotel properties. During the years ended December 31, 2023 and 2022, net cash provided by operating activities was $6,449,101 and $8,297,577, respectively. Our operating cash flows during the year ended December 31, 2023 were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap/cap agreements and by adjustments for receivables, other assets, loss on disposal of fixed assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the year ended December 31, 2022 were the result of our net income, supplemented by adjustments for non-cash expenses, including depreciation and amortization; the change in fair value of the interest rate swap/cap agreements; and by adjustments for receivables, other assets, gain on loan extinguishment, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $1,000,302, which represented capital improvements at our hotel properties. During the year ended December 31, 2022, net cash used in investing activities was $2,605,592 which represented capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the year ended December 31, 2023, net cash used in financing activities was $5,932,602. We paid stockholder servicing fees totaling $1,420. We received $135,495 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”), the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), the note secured by the Hilton Garden Inn Providence (the “HGI Note”) and the note secured by the Cherry Tree Inn (the “CTI Note”) totaling $716,054. We paid cash distributions of $3,023,910 to stockholders with proceeds from operations. Cash flow from financing activities for the year ended December 31, 2023 also includes $1,153,460 of distributions to noncontrolling interests. Additionally, we repurchased $1,134,719 of outstanding shares of common stock. We paid $38,534 in deferred financing cost.

During the year ended December 31, 2022, net cash used in financing activities was $4,342,199. We paid stockholder servicing fees totaling $5,310. We received $1,270,226 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the note secured by the Wilmington Note and the St. Petersburg Note totaling $381,841. We paid cash distributions of $3,016,635 to stockholders with proceeds from operations. Cash flow from financing activities for the year ended December 31, 2022, also includes $1,149,050 of distributions to noncontrolling interests. Additionally, we repurchased $1,018,355 of outstanding shares of common stock. We paid $41,234 in deferred financing cost.

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

The note secured by the Hotel Indigo Traverse City (“TCI Note”) provides for interest only monthly payments until its maturity date, which is August 15, 2024. Efforts to secure a new note for Hotel Indigo Traverse City are in process in 2024. The Company is confident that the note will be refinanced in a timely manner. As of December 31, 2023, we believe the Operating Partnership and its subsidiary were compliant with the loan obligations, including applicable covenants, and all required payments have been made as agreed. The interest rate cap on the TCI Note, which expired on August 15, 2023, was replaced with an interest rate swap (“the TCI Note interest rate swap”) that effectively locks the variable SOFR component of interest rate on the $15,092,000 mortgage note at a fixed rate of 5.13% from its August 15, 2023 effective date through August 15, 2024.

The HGI Note provides for interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. As of December 31, 2023, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note requires monthly interest and principal payments until its maturity date, which is July 1, 2024. Efforts to secure a new note for Staybridge Suites St. Petersburg are in process in 2024. The Company is confident that the note will be refinanced in a timely manner. As of December 31, 2023, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note requires monthly interest and principal payments until its maturity date, which is June 1, 2024. Efforts to secure a new note for Springhill Suites, Wilmington are in process in 2024. The Company is confident that the note will be refinanced in a timely manner. As of December 31, 2023, we believe the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of December 31, 2023, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

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

Our contractual obligations as of December 31, 2023 are as follows:

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Outstanding debt obligations	$38,783,621	$25,546,280	$—	$—	$64,329,901
Interest payments on outstanding debt obligations	2,468,553	992,756	—	—	3,461,309
Total	$41,252,174	$26,539,036	$—	$—	$67,791,210

FFO and MFFO

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2023 and 2022:

	For the Twelve Months Ended December 31,
	2023	2022
Reconciliation of net income to MFFO:
Net income	$1,756,289	$5,478,621
Depreciation and amortization	4,104,607	3,860,437
FFO	5,860,896	9,339,058
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(482,117)	(1,086,087)
Depreciation and amortization attributable to noncontrolling interest	(708,691)	(695,620)
FFO attributable to common stockholders	4,670,088	7,557,351
Amortization of deferred financing costs and debt discounts and premiums as interest	(5,064)	(19,817)
Gain on loan extinguishment	—	(942,605)
Unrealized loss (gain) on interest rate swap/cap	183,370	(170,459)
MFFO attributable to common stockholders	$4,848,394	$6,424,470

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

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2023.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2023 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective at a reasonable assurance level.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31 2023. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on its assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three months ended December 31, 2023, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.Directors, Executive Offers and Corporate Governance

Directors

The following table sets forth, as of the date of this Annual Report, our directors, and their ages and positions and offices. Each of the terms of our directors listed below expire at the 2024 Annual Meeting of Stockholders.

Name	Age	Positions
James A. Procaccianti	65	President, Chief Executive Officer, & Chairman of the Board of Directors
Gregory Vickowski	62	Chief Financial Officer, Treasurer, Director
Lawrence Aubin	78	Independent Director
Thomas R. Engel	80	Independent Director
Ronald S. Ohsberg	59	Independent Director

James A. Procaccianti has served as our President, Chief Executive Officer and Chairman of the Board since August 2016, and is responsible for overall strategic planning, organizational development, new business development, investor relations, franchise relations, and acquisitions. Mr. Procaccianti has served as the president and Chief Executive Officer of our Sponsor, and its predecessors since February 1980. In addition, he has served as a manager of PHA, our advisor, since August 2016 and has served on PHA’s investment committee since August 2016.

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

Mr. Procaccianti attended Bryant University in Smithfield, Rhode Island.

Gregory Vickowski has served as our Chief Financial Officer and Treasurer since August 2016. He also has served as Chief Financial Officer of our Sponsor, its subsidiaries, and predecessors and TPG since December 2005. In addition, he has served as a manager of PHA and on its investment committee since August 2016. He is responsible for raising and negotiating equity and debt financing, negotiation of purchase and sale agreements in support of asset acquisitions and dispositions, and participating in hotel management/franchise company selection, contract negotiation, and implementing our investment strategy and asset management for our investment portfolio while also overseeing all areas of accounting and management information systems. He also oversees the management of the Sponsors’ other investment funds, which have assets with a gross value of nearly $1 billion.

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

Committees of our Board of Directors

Audit Committee

The board of directors maintains one standing committee, the audit committee, to assist in fulfilling its responsibilities. The audit committee is composed of Messrs. Aubin, Engel and Ohsberg, all three of whom are independent directors. The audit committee reports regularly to the full board of directors and annually evaluates its performance. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board of directors. The audit committee met four times in 2023. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our website at https://www.prochotelreit.com by clicking on “Corporate Governance,” and then on “Audit Committee Charter.”

Although our shares of common stock are not listed for trading on any national securities exchange, all three members of the audit committee meet the current independence and qualifications requirements of the New York Stock Exchange, as well as our charter and applicable rules and regulations of the SEC. While all three members of the audit committee have significant financial and/or accounting experience, the board of directors has determined that Mr. Ohsberg satisfies the SEC’s requirements for an “audit committee financial expert” and has designated Mr. Ohsberg as our audit committee financial expert.

Compensation Committee

Our board of directors believes that it is appropriate for our board of directors not to have a standing compensation committee based upon the fact that our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers or non-independent directors.

Nominating Board of Directors - Functions

We believe that our board of directors is qualified to perform the functions typically delegated to a nominating committee, and that the formation of a separate committee is not necessary at this time. Therefore, all members of our board of directors develop the criteria necessary for prospective members of our board of directors and participate in the consideration of director nominees. The primary functions of the members of our board of directors relating to the consideration of director nominees are to conduct searches and interviews for prospective director candidates, if necessary, review background information for all candidates for the board of directors, including those recommended by stockholders, and formally propose the slate of director nominees for election by the stockholders at the annual meeting of stockholders.

Executive Officers

The following individuals currently serve as our executive officers:

James A. Procaccianti, age 65, serves as our President and Chief Executive Officer, is one of our directors, and is a member of PHA’s investment committee. Mr. Procaccianti is also the President and Chief Executive Officer of our Sponsor and is a manager of PHA. For more than 30 years, Mr. Procaccianti has been in the business of acquiring, renovating, and managing investment real estate. Mr. Procaccianti has owned, managed, or developed over 20 million square feet of real estate. Within the hospitality industry, Mr. Procaccianti has owned, operated, and managed more than 100 hotels. Through his vision and leadership, Procaccianti Companies has grown to become one of the largest private hotel companies in the country. He has been instrumental in developing franchise relations with top hotel brand families, such as Hyatt, Marriott, Hilton, Starwood, and IHG. He has completed numerous complex acquisitions with national institutional real estate investors, such as GE Pension Trust, Starwood, FelCor, Lend Lease, Host Marriott/Marriott International, Bank of America, and CalPERS, the largest public employee pension fund in the United States.

Gregory Vickowski, age 62, serves as our Chief Financial Officer and Treasurer, is one of our directors, and is a member of PHA’s investment committee. Mr. Vickowski also serves as Chief Financial Officer for the Sponsor and TPG and is a manager of PHA. He is responsible for raising and negotiating equity and debt financing; negotiating purchase and sale agreements in support of asset acquisitions and dispositions; participating in hotel management/franchise company selection and contract negotiation; and implementing our investment strategy and asset management function for our investment portfolio, while also overseeing all areas of accounting and management information systems. He further oversees the management of our

Sponsor’s other investment funds, which have assets with a gross value of nearly $1 billion. Mr. Vickowski joined Procaccianti Companies in 1988 and has been instrumental in its growth into a nationally recognized hospitality organization. He has more than 25 years of hospitality industry experience encompassing all aspects of hotel investment and ownership. He has sourced direct deals and developed creative partnerships/ownership structures, has been involved in the review of hundreds of real estate investment deals, and has negotiated contracts with virtually every major hospitality brand. He has developed long-standing relationships with key industry brokers and leading lenders and has completed complex transactions with Met Life, Starwood, Host Marriott, Lend Lease, IHG, Hyatt, Hilton, Lowe Enterprises, FelCor Lodging, and CalPERS and has completed equity investments with Och-Ziff, CalPERS, Rockpoint, and others.

Ron Hadar, age 55, has served as our Secretary and General Counsel since August 2016. Mr. Hadar has also served as our Sponsor’s Assistant General Counsel since August 2015 and became the Sponsor’s and TPG’s General Counsel in January 2016. Mr. Hadar has also served as PHA’s General Counsel since August 2016. He is responsible for all legal matters with respect to hotel development, acquisitions and divestitures, debt and capital placement, contracting matters, corporate governance, and asset management for the Procaccianti Companies, its subsidiaries, and PHA.

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

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that is applicable to all members of our Board, our officers and employees, and the employees of PHA. The policy may be located on our website at https://www.prochotelreit.com by clicking on “Corporate Governance,” and then on “Code of Business Conduct and Ethics.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Item 11.Executive Compensation

We have no employees. Our executive officers do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers. In addition, our board of directors believes that it is appropriate for our board of directors to not have a standing compensation committee based upon the fact that our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers or non-independent directors.

Our executive officers are also officers of PHA, and its affiliates, including TPG and its affiliates and/or designees, our property manager, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our Advisory Agreement and our property management and leasing agreement. We also reimburse PHA for its provision of administrative services, including related personnel costs, subject to certain limitations.

Compensation of Directors

Directors who are also officers or employees of PHA or their affiliates (Messrs. Procaccianti and Vickowski) do not receive any special or additional remuneration for service on our board of directors or any of its committees. Each non-employee director receives compensation for service on the board of directors and any of its committees as provided below:

●	an annual retainer of $27,500 (pro-rated for a partial term);
●	$1,000 for each board of directors meeting attended in person;
●	$500 for each board of directors meeting attended by telephone conference;
●	$500 for each audit committee meeting attended in person ($375 for attendance by the chairperson of the audit committee at each meeting of the audit committee);
●	$250 for each audit committee meeting attended by telephone conference; and
●	in the event that there is a meeting of the board of directors and one or more committees on a single day, the fees paid to each director will be limited to $1,500 per day.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Our long-term incentive plan provides each new independent director that joins our board of directors with 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to our board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of our Company.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James A. Procaccianti	$-	$-	$-	$-	$-	$-	$-
Gregory Vickowski	$-	$-	$-	$-	$-	$-	$-
Lawrence Aubin	$31,250	$2,883	$-	$-	$-	$-	$34,133
Thomas R. Engel	$31,250	$2,883	$-	$-	$-	$-	$34,133
Ronald S. Ohsberg	$31,250	$2,883	$-	$-	$-	$-	$34,133

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

During the fiscal year ended December 31, 2023, James A. Procaccianti and Gregory Vickowski also served as officers, directors and/or key personnel of PHA, our property manager, and/or other affiliated entities. As such, they did not receive any separate compensation from us for services as our directors and/or executive officers. For information regarding transactions with such related parties, see Item 13 of this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 25, 2024 regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on the outstanding shares of common stock, as of March 25, 2024

Beneficial Owner(1)	Number of Common Stock Beneficially Owned	Percent of All Common Stock Shares
TPG Hotel REIT Investor, LLC(2)	554,410	9.26%
Directors and Executive Officers
James A. Procaccianti	(3)	9.26%
Gregory Vickowski	(4)	9.26%
Lawrence Aubin(5)	1,750	*
Thomas R. Engel(5)	1,750	*
Ronald S. Ohsberg(5)	1,750	*
All executive officers and directors as a group (5 persons)	559,660	9.35%

* represents less than 1.0% of the outstanding common stock

(1)	Unless otherwise indicated, the business address of each person listed is 1140 Reservoir Avenue, Cranston Rhode Island 02920.
(2)	TPG Hotel REIT Investor, LLC is owned by TPG Hotel REIT Investor Holdings, LLC and TPG Hotel REIT Investor Holdings II, LLC. As a result, the shares disclosed as beneficially owned by TPG Hotel REIT Investor, LLC are also included in the aggregate number of shares beneficially owned by each of Mr. Procaccianti and Mr. Vickowski. The address of each of TPG Hotel REIT Investor, LLC and TPG Hotel REIT Investor Holdings, LLC is 1140 Reservoir Avenue, Cranston, Rhode Island 02920.
(3)	Mr. Procaccianti is a managing member of TPG Hotel REIT Investor Holdings, LLC, which is the sole parent of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Procaccianti possesses dispositive power with respect to the 554,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.

(4)	Mr. Vickowski is a managing member of TPG Hotel REIT Investor Holdings, LLC and TPG Hotel REIT Investor Holdings II, LLC, which are the parent companies of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Vickowski possesses dispositive power with respect to the 554,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.
(5)	Independent Director.

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted the long-term incentive plan, pursuant to which our board of directors has the authority to grant restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to persons eligible under the plan. The maximum number of shares of our stock that may be issued pursuant to the long-term incentive plan is not to exceed an amount equal to 5% of the outstanding shares of our K Shares and A Shares on the date of grant of any such award. The following table provides information regarding the long-term incentive plan as of December 31, 2023:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	-	-	6,494,750
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	6,494,750

(1)	On February 11, 2019, we granted 500 shares of Class K common stock to each of our independent directors. On July 11, 2019, November 17, 2020, December 8, 2021, December 22, 2022 and December 22, 2023, respectively, we granted an additional 250 shares of Class K common stock to each of the three independent directors. The fair value of each share of our Class K common stock that was issued on both February 11, 2019 and July 11, 2019, was estimated at the date of grant at $10.00 per K Share. The fair value of each share of our Class K common stock issued on November 17, 2020, was estimated to be $8.56 per K Share. The fair value of each share of our Class K common stock issued on December 8, 2021 was estimated to be $9.85 per K Share. The fair value of each share of our Class K common stock issued on December 22, 2022 was estimated to be $10.29 per K Share. The fair value of each share of our Class K common stock issued on December 22, 2023 was estimated to be $11.53 per K Share. As of December 31, 2023, we had issued an aggregate of 5,250 shares of Class K common stock to our independent directors in connection with their appointment or re-election to our Board. Restricted share awards vest over a specified period of time or upon attainment of pre-established performance objectives.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2023. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.

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

Each of our executive officers is affiliated with PHA and its affiliates. In addition, each of our executive officers also serves as an officer of PHA, property manager and/or other affiliated entities.

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

As of December 31, 2023, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,997, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $3,312,833. We may reimburse PHA and its affiliates for O&O Costs incurred on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of December 31, 2023, $3,156,820 is reimbursable to PHA and its affiliates by us in the future, subject to the 15% cap.

We record O&O Costs as charges against additional paid in capital on the consolidated balance sheets as we raise proceeds in our Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of December 31, 2023, the maximum amount allowed to be recognized by us in our financial statements in accordance with the rules established by FINRA. No O&O Costs were recognized for the years ended December 31, 2023 and 2022.

We pay to PHA 1.5% of the gross contract purchase price of each property or asset acquired. The contract purchase price is the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. No Acquisition fees were incurred for the years ended December 31, 2023 and 2022.

We pay to PHA an asset management fee calculated on a quarterly basis in an amount equal to 1/4th of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP (the “asset management fee”). Asset management fees increased to $718,136 for the year ended December 31, 2023 from $708,318 for the year ended December 31, 2022. As of December 31, 2023, we paid the quarterly asset management fees due to PHA that had accrued through June 30, 2023.

Management Agreement

We entered into management agreements with PHR St Petersburg Hotel Manager, LLC (the “St. Pete Manager”) to operate and manage the Staybridge Suites St. Petersburg and with PHR Wilmington Hotel Manager, LLC (the “Wilmington Manager”) to operate and manage the Springhill Suites Wilmington, including making all human resource decisions. The St. Pete Manager and the Wilmington Manager are affiliates of us. The terms of these agreements are for five years beginning March 29, 2018, with four automatic one-year extensions. The employees of the hotels are employed by the St. Pete Manager and the Wilmington Manager; however, per the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels.

We entered into an agreement with PHR Traverse City Hotel Manager, LLC (the “Traverse City Manager”) to operate and manage the Hotel Indigo Traverse City, including making all human resource decisions. The Traverse City Manager is an affiliate of us. The term of the agreement is five years beginning August 15, 2018 with four automatic one-year extensions.

We entered into an agreement with GANO Hotel Manager, LLC (the “Hilton Garden Inn Providence Manager”) to operate and manage the Hilton Garden Inn Providence, including making all human resource decisions. The Hilton Garden Inn Providence Manager is an affiliate of us. The term of the agreement is five years beginning February 27, 2020.

We entered into an agreement with PHR Cherry Tree Hotel Manager, LLC (the “Cherry Tree Inn Manager”) to operate and manage the Cherry Tree Inn, including making all human resource decisions. The Cherry Tree Inn Manager is an affiliate of us. The term of the agreement is 10 years beginning June 3, 2021.

Aggregate property management fees incurred for the year ended December 31, 2023 were $899,516 and are included in property management fees to affiliates on the consolidated statements of operations.

Review, Approval or Ratification of Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, (A) our charter contains a number of restrictions relating to (1) transactions we enter into with our Sponsor, our directors and PHA and its affiliates, and (2) certain future offerings, and (B) the Advisory Agreement contains procedures and restrictions relating to the allocation of investment opportunities among entities affiliated with PHA. These restrictions include, among others, the following:

●	We will not purchase or lease properties from our Sponsor, PHA, any of our directors, or any of their respective affiliates without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its current appraised value. We will not sell or lease properties to our Sponsor, PHA, any of our directors, or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.
●	We will not make any loans to our Sponsor, PHA, any of our directors, or any of their respective affiliates, except that we may make or invest in mortgage loans involving our Sponsor, PHA, our directors or their respective affiliates, if such mortgage loan is insured or guaranteed by a government or government agency or provided, among other things, that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. Our Sponsor, PHA, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.
●	PHA and its affiliates will be entitled to reimbursement, at cost, at the end of each fiscal quarter for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, that we will not reimburse PHA at the end of any fiscal quarter for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the four consecutive fiscal quarters then ended exceeded the greater of (i) 2.0% of our average invested assets for such period or (ii) 25.0% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for such period, unless our independent directors determine such excess expenses are justified.
●	If an investment opportunity becomes available that is deemed suitable, after PHA’s and our board of directors’ consideration of pertinent factors, for both us and one or more other entities affiliated with PHA, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. In determining whether or not an investment opportunity is suitable for more than one such entity, PHA and our board of directors shall examine, among others, the following factors:
●	which vehicle has available cash (including availability under lines of credit) to acquire an investment;
●	concentration and diversification concerns for a vehicle relative to the prospective investment;
●	how the investment size, potential leverage, transaction structure and anticipated cash flows affect each vehicle in light of the vehicles targeted returns and cash flow needs;
●	whether the estimated transaction timing will be more advantageous (or possible) for a particular vehicle;
●	how closely aligned the proposed investment is with a vehicle’s investment objectives; and
●	whether the proposed investment conforms to the brand, class and operation parameters of a particular vehicle’s property acquisitions objectives.

If a subsequent development, such as a delay in the closing of the acquisition or construction of a property, causes any such investment, in the opinion of PHA, to be more appropriate for a program other than the program that committed to make the investment, PHA may determine that another program affiliated with PHA or its affiliates will make the investment. Our board of directors, including our independent directors, has a duty to ensure that the method used by PHA for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is reasonable and applied fairly to us.

Director Independence

As required by our charter, a majority of the members of our board of directors must qualify as “independent directors” as affirmatively determined by the board of directors. Our board of directors consults with our legal counsel and counsel to the independent directors, as applicable, to ensure that our Boards’ determinations are consistent with our charter and applicable securities and other laws and regulations regarding the definition of “independent director.”

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

All services rendered by E&Y for the years ended December 31, 2023 and December 31, 2022 were pre-approved in accordance with the policies and procedures described above.

Audit Fees

E&Y is the independent registered public accounting firm selected by our audit committee for the fiscal year ended December 31, 2023. E&Y has served as our independent registered public accounting firm since 2016. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws. E&Y representatives will be present at the 2024 Annual Meeting of Stockholders and will have the opportunity to make a statement if they desire to do so. In addition, E&Y representatives will be available to respond to appropriate questions posed by any stockholders.

The audit committee reviewed the audit and non-audit services performed by E&Y, as well as the fees charged by E&Y for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of E&Y. The aggregate fees billed to us for professional accounting services by E&Y for the years ended December 31, 2023 and December 31, 2022 are respectively set forth in the table below.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Audit fees	$367,100	$347,900
Audit-related fees	-	-
Tax fees	118,840	62,935
All other fees	-	-
Total	$485,940	$410,835

For purpose of the preceding table, the professional fees are classified as follows:

●	Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.
●	Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act.
●	Tax fees - These are fees for all professional services performed by professional staff in E&Y’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.
●	All other fees - These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

Financial Statement Schedules

A smaller reporting company is not required to provide the information required by this Item.

(b)Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.44

Confirmation of Renewal Period Rent, by and between PHR STPFL, LLC and PHR STPFL OPCO SUB, LLC dated as of May 4, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2023 and incorporated herein by reference).

10.45

Confirmation of Renewal Period Rent, by and between PHR WNC, LLC and PHR WNC OPCO SUB, LLC dated as of May 4, 2023 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 5, 2023 and incorporated herein by reference).

10.46

Confirmation of Renewal Period Rent, by and between PHR TCI, LLC, and PHR TCI OPCO SUB, LLC dated as of December 31, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2023 and incorporated herein by reference).

21.1	Subsidiaries. (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 25, 2022 and incorporated herein by reference).
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 000-56272), on June 28, 2023, and incorporated by reference herein).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Procaccianti Hotel REIT, Inc.
Date: March 25, 2024	By:	/s/ James A. Procaccianti
James A. Procaccianti Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 25, 2024	By:	/s/ Gregory Vickowski
Gregory Vickowski Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Procaccianti James A. Procaccianti	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 25, 2024
/s/ Gregory Vickowski Gregory Vickowski	Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)	March 25, 2024
/s/ Lawrence A. Aubin Lawrence A. Aubin	Director	March 25, 2024
/s/ Thomas R. Engel Thomas R. Engel	Director	March 25, 2024
/s/ Ronald S. Ohsberg Ronald S. Ohsberg	Director	March 25, 2024

PROCACCIANTI HOTEL REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Procaccianti Hotel REIT, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procaccianti Hotel REIT, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and noncontrolling interest and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Evaluation of investments in hotels for impairment
Description of the Matter

The Company’s investments in hotels, included in property and equipment, net, totaled $97.9 million as of December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Auditing the Company’s assessment of investments in hotels for impairment was challenging because of the subjective auditor judgment in evaluating the Company’s identification of indicators of impairment. In particular, the evaluation of impairment indicators was based on qualitative and quantitative factors for the specific hotel investments. Such factors included, but were not limited to, current and anticipated operating performance, market pricing and the Company’s expected hold period.

How We Addressed the Matter in Our Audit

Our testing of the Company’s identification of impairment indicators included, among other procedures, obtaining evidence to corroborate management’s judgments and searching for contrary evidence such as significant declines in operating results, market and economic trends, or changes in disposition strategies. As part of our evaluation of indicators of impairment, we considered management’s estimates of market pricing, hold period, current industry and economic trends and other relevant factors. We evaluated the significant inputs used by management to estimate market pricing, including third party valuations and comparable sales, as well as the reasonableness of the Company’s expected hold period. We reviewed meeting minutes and held discussions with management about the current status of potential transactions and about management's judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts
March 25, 2024

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Property and equipment, net	$97,949,850	$100,985,680
Cash	7,021,695	8,011,506
Restricted cash	3,682,690	3,176,682
Accounts receivable, net	282,029	413,800
Due from related parties	25,000	262,148
Prepaid expenses and other assets, net	1,132,116	996,804
Total Assets	$110,093,380	$113,846,620
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,345,142	$64,969,299
Accounts payable, accrued expenses and other, net	2,816,919	2,587,008
Due to related parties	2,208,299	2,010,073
Total Liabilities	69,370,360	69,566,380
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,402,962	1,319,912
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,908,712 and 3,932,526 shares issued and outstanding, respectively	39,087	39,325
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,366,446 and 1,345,518 shares issued and outstanding, respectively	13,664	13,455
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 2,964 and 29,306 shares issued and outstanding, respectively	30	293
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,356,635	47,700,045
Cumulative income	2,110,753	892,306
Cumulative distributions	(15,055,010)	(11,238,663)
Total Stockholders’ Equity	34,472,223	37,413,825
Noncontrolling interest	4,847,835	5,546,503
Total Equity	39,320,058	42,960,328
Total Liabilities and Stockholders’ Equity	$110,093,380	$113,846,620

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenues
Rooms	$26,406,988	$26,520,330
Food and beverage	2,464,385	2,476,680
Other operating	1,108,881	1,641,996
Total revenues	29,980,254	30,639,006
Expenses
Rooms	5,842,776	4,573,828
Food and beverage	1,602,021	1,591,061
Other property expenses	10,579,777	10,046,963
Property management fees to affiliates	899,516	894,075
Corporate general and administrative	1,409,838	1,410,130
Other fees to affiliates	865,230	928,837
Depreciation and amortization	4,104,607	3,860,437
Total expenses	25,303,765	23,305,331
Operating income	4,676,489	7,333,675
Gain on loan extinguishment	—	942,605
Gain (loss) on disposal of fixed assets	53,000	(11,929)
Interest expense, net	(2,939,204)	(2,809,105)
(Loss) gain on interest rate swap/cap	(183,370)	170,459
Net income before income taxes	1,606,915	5,625,705
Income tax benefit (expense)	149,374	(147,084)
Net income	1,756,289	5,478,621
Net income attributable to noncontrolling interest	482,117	1,086,087
Net income attributable to common stockholders	$1,274,172	$4,392,534
Net income attributable to Class K common stockholders – basic and diluted	$889,693	$2,921,397
Net income per Class K common share – basic and diluted	$0.23	$0.74
Weighted average number of Class K common shares outstanding – basic and diluted	3,915,561	3,926,441
Net income attributable to Class K-I common stockholders – basic and diluted	$308,223	$990,015
Net income per Class K-I common share – basic and diluted	$0.23	$0.74
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,356,473	1,330,601
Net income attributable to Class K-T common stockholders – basic and diluted	$3,243	$43,028
Net income per Class K-T common share – basic and diluted	$0.23	$0.74
Weighted average number of Class K-T common shares outstanding – basic and diluted	14,238	57,815
Net income attributable to Class A common stockholders – basic and diluted	$132,110	$432,590
Net income per Class A common share – basic and diluted	$0.23	$0.74
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410
Net (loss) income attributable to Class B common stockholders – basic and diluted	$(59,097)	$5,504
Net (loss) income per Class B common share – basic and diluted	$(0.47)	$0.04
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

														Total Procaccianti
	Common Stock										Additional			Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2021	3,947,642	$39,477	1,315,534	$13,155	62,946	$629	581,410	$5,814	125,000	$1,250	$47,930,212	$(3,500,228)	$(7,428,718)	$37,061,591	$5,702,961	$42,764,552
Issuance of common stock	36,337	364	—	—	(35,587)	(356)	—	—	—	—	(8)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	47,728	476	32,254	323	2,947	30	—	—	—	—	792,481	—	—	793,310	—	793,310
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(5,310)	—	—	(5,310)	—	(5,310)
Repurchase of common stock	(99,181)	(992)	(2,270)	(23)	(1,000)	(10)	—	—	—	—	(1,017,330)	—	—	(1,018,355)	—	(1,018,355)
Net income	—	—	—	—	—	—	—	—	—	—	—	4,392,534	—	4,392,534	992,592	5,385,126
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(3,809,945)	(3,809,945)	(1,149,050)	(4,958,995)
BALANCE, December 31, 2022	3,932,526	$39,325	1,345,518	$13,455	29,306	$293	581,410	$5,814	125,000	$1,250	$47,700,045	$892,306	$(11,238,663)	$37,413,825	$5,546,503	$42,960,328
Issuance of common stock	28,217	282	—	—	(27,052)	(271)	—	—	—	—	(11)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	44,317	443	31,672	317	710	8	—	—	—	—	791,669	—	—	792,437	—	792,437
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,420)	—	—	(1,420)	—	(1,420)
Repurchase of common stock	(96,348)	(963)	(10,744)	(108)	—	—	—	—	—	—	(1,133,648)	—	—	(1,134,719)	—	(1,134,719)
Noncontolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	(55,725)	—	(55,725)	—	(55,725)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,274,172	—	1,274,172	454,792	1,728,964
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(3,816,347)	(3,816,347)	(1,153,460)	(4,969,807)
BALANCE, December 31, 2023	3,908,712	$39,087	1,366,446	$13,664	2,964	$30	581,410	$5,814	125,000	$1,250	$47,356,635	$2,110,753	$(15,055,010)	$34,472,223	$4,847,835	$39,320,058

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,756,289	$5,478,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,104,607	3,860,437
Amortization of deferred financing costs and debt discount as interest	(5,064)	(19,817)
Amortization of key money loans	(51,900)	(53,500)
Gain on loan extinguishment	—	(942,605)
Loss (gain) on interest rate swap/cap	183,370	(170,459)
(Gain) loss on disposal of fixed assets	(53,000)	11,929
Changes in operating assets and liabilities:
Accounts receivable	131,771	40,179
Due from related parties	237,148	(109,035)
Prepaid expenses and other assets	(150,787)	(33,374)
Accounts payable, accrued expenses and other	98,441	110,687
Due to related parties	198,226	124,514
Net cash provided by operating activities	6,449,101	8,297,577
Cash Flows from Investing Activities:
Capital improvements	(1,000,302)	(2,605,592)
Cash used in investing activities	(1,000,302)	(2,605,592)
Cash Flows from Financing Activities:
Payment of stockholder servicing fees	(1,420)	(5,310)
Proceeds from mortgage note	135,495	1,270,226
Payments of mortgage notes principal	(716,054)	(381,841)
Payment of deferred financing costs	(38,534)	(41,234)
Distributions to stockholders	(3,023,910)	(3,016,635)
Distributions to noncontrolling interest	(1,153,460)	(1,149,050)
Repurchase of common stock	(1,134,719)	(1,018,355)
Net cash used in financing activities	(5,932,602)	(4,342,199)
(Decrease) increase in cash and cash equivalents and restricted cash	(483,803)	1,349,786
Cash and cash equivalents and restricted cash, beginning of period	11,188,188	9,838,402
Cash and cash equivalents and restricted cash, end of period	$10,704,385	$11,188,188

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022
Cash	$7,021,695	$8,011,506
Restricted cash	3,682,690	3,176,682
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$10,704,385	$11,188,188

The Company paid the following amounts for interest and income taxes:

	Year Ended December 31,
	2023	2022
Cash paid for interest	$3,122,778	$2,677,103
Cash paid for income taxes	$194,245	$34,115

Supplemental Disclosure of Noncash Transactions

	Year Ended December 31,
	2023	2022
Common stock issued pursuant to distribution reinvestment plan	$792,437	$793,310

The accompanying notes are an integral part of these consolidated financial statements.

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

As of December 31, 2023, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

The Company received approximately $41,274,755 in gross proceeds including the sale of K Shares, K-I Shares and K-T Shares through its Public Offering, including $1,452,853, $950,215 and $71,524 of gross proceeds from K Shares, K-I Shares and K-T Shares, respectively, issued pursuant to the DRIP through December 31, 2023. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At December 31, 2023, the assets of our VIEs were $62,419,572, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs' obligations. The liabilities of our VIEs were $42,217,543 at December 31, 2023 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles, including franchise agreements with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers current and anticipated operating performance, market pricing and its expected hold period, among other factors, in its evaluation of indicators of impairment for its investments in hotel properties. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2023, the estimated fair value of the mortgage notes payable was $61,706,664, compared to the carrying value of $64,470,729. The mortgage notes payable are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows discounted at a market rate for similar borrowings.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At December 31, 2023 and 2022, reserves for property taxes were $369,276 and $351,351, respectively, reserves for capital improvements were $3,128,545 and $2,650,238, respectively, and reserves for insurance were $84,885 and $60,109, respectively. The Company also included $99,984 and $114,984 of guest advance deposits as restricted cash at December 31, 2023 and 2022, respectively.

Accounts Receivable

The Company records its accounts receivable at cost. The Company provides an allowance for doubtful accounts, when deemed necessary, based on expected losses. The allowance for doubtful accounts was $29,529 and $0 at December 31, 2023 and December 31, 2022, respectively.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At December 31, 2023, the Company had no material uncertain tax positions.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2020 through 2023 remaining subject to examination by federal and various state tax jurisdictions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Included in the calculation of basic EPS are 3,000 non-vested restricted K Shares held by the Company's independent directors as of December 31, 2023 because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The Company’s calculated earnings per share for the year ended December 31, 2023 and 2022, were as follows:

	Year Ended December 31,
	2023	2022
Net income attributable to common stockholders	$1,274,172	$4,392,534
Less: Class K Common Stock dividends declared and accumulated	2,740,879	2,748,495
Less: Class K-I Common Stock dividends declared and accumulated	949,531	931,421
Less: Class K-T Common Stock dividends declared and accumulated	9,974	40,482
Less: Class A Common Stock dividends declared and accumulated	406,987	406,987
Undistributed net (loss) income	$(2,833,199)	$265,149
Class K Common Stock:
Undistributed net (loss) income	$(1,851,186)	$172,902
Class K Common Stock dividends declared and accumulated	2,740,879	2,748,495
Net income	$889,693	$2,921,397
Net income per common share, basic and diluted	$0.23	$0.74
Weighted average number of common shares outstanding, basic and diluted	3,915,561	3,926,441
Class K-I Common Stock:
Undistributed net (loss) income	$(641,308)	$58,594
Class K-I Common Stock dividends declared and accumulated	949,531	931,421
Net income	$308,223	$990,015
Net income per common share, basic and diluted	$0.23	$0.74
Weighted average number of common shares outstanding, basic and diluted	1,356,473	1,330,601
Class K-T Common Stock:
Undistributed net (loss) income	$(6,731)	$2,546
Class K-T Common Stock dividends declared and accumulated	9,974	40,482
Net income	$3,243	$43,028
Net income per common share, basic and diluted	$0.23	$0.74
Weighted average number of common shares outstanding, basic and diluted	14,238	57,815
Class A Common Stock:
Undistributed net (loss) income	$(274,877)	$25,603
Class A Common Stock dividends declared and accumulated	406,987	406,987
Net income	$132,110	$432,590
Net income per common share, basic and diluted	$0.23	$0.74
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410
Class B Common Stock:
Undistributed net (loss) income	$(59,097)	$5,504
Net (loss) income per common share, basic and diluted	$(0.47)	$0.04
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2023:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,619,916
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,558,622
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,677,086
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,382,277

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Land	$14,450,538	$14,450,538
Building and improvements	89,251,274	89,048,018
Furniture, fixtures, and equipment	11,979,979	11,179,909
Total cost	115,681,791	114,678,465
Accumulated depreciation	(17,731,941)	(13,692,785)
Property and equipment, net	$97,949,850	$100,985,680

Depreciation expense for the years ended December 31, 2023 and 2022 was $4,089,132 and $3,844,962, respectively.

0

Note 4 – Other Assets

Included in other assets at December 31, 2023 and 2022, are franchise fees of $211,324 and $226,799, respectively. The Company’s hotel properties each are operated pursuant to franchise agreements. The term of each current franchise agreement is for a 15 to 25-year period and the agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. For the years ended December 31, 2023 and 2022, the Company amortized $15,475 and $15,475 of deferred franchise fees, respectively. These amounts are included in depreciation and amortization on the statement of operations.

The future amortization of deferred franchise costs as of December 31, 2023 is as follows:

Years Ending December 31,
2024	$15,475
2025	15,475
2026	15,475
2027	15,475
2028	15,475
Thereafter	133,949
Total	$211,324

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 5 – Mortgage Notes Payable

Included in mortgage notes payable at December 31, 2023, is a $12,558,622 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,619,916 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,677,086 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,382,277 mortgage payable secured by the Cherry Tree Inn Traverse City (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, requires monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of December 31, 2023, the Staybridge Suites St. Petersburg was in compliance with its applicable covenants and all required payments have been made as agreed.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, requires monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of December 31, 2023, the Springhill Suites Wilmington was in compliance with its applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at SOFR plus a SOFR rate margin of 2.50% at December 31, 2023. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, which is August 15, 2024. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of December 31, 2023, the Hotel Indigo Traverse City was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and subsequent to February 15, 2023, requires monthly principal and interest payments based on a 30-year amortization schedule through May 15, 2025, the maturity date. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company. As of December 31, 2023, the Hilton Garden Inn Providence was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The CTI Note required monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, requires monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn & Suites, including equipment. Compliance with the note’s covenants commenced in 2022. As of December 31, 2023, the Cherry Tree Inn was compliant with its loan obligations, including applicable covenants and all required payments have been made as agreed.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Scheduled principal payments of the mortgage notes payable as of December 31, 2023 are as follows:

Years Ending December 31,
2024	$38,783,621
2025	16,700,648
2026	8,845,632
2027	—
Thereafter	—
Total	$64,329,901

Interest expense on mortgage notes payable for the years ended December 31, 2023 and 2022 was $3,090,289 and $2,776,863, respectively.

Also included in mortgage notes payable as of December 31, 2023, is $209,052 of net deferred financing costs and debt discounts and premiums. For the years ended December 31, 2023 and 2022, the Company amortized $5,064 and $19,817, respectively, of net deferred financing costs and debt discounts and premiums as a component of interest expense.

Note 6 – Interest Rate Swap/Cap

The Company is exposed to certain risks relating to its ongoing business operations, including the effect of changes in interest rates. The Company has an interest rate swap agreement to manage interest rate risk exposure on $15,092,000 of the TCI Note that expires on August 15, 2024.

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

The following table summarizes the terms of the outstanding interest rate swap agreement:

		Notional				Fair Value of
		Amount as of				Liability as of
		December 31,	Interest	Effective	Maturity	December 31,
	Balance Sheet Location	2023	Rate(1)	Date	Date	2023(2)
Interest rate swap	Accounts payable, accrued expenses and other, net	$15,092,000	5.13%	8/15/2023	8/15/2024	$(7,237)

1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate SOFR, plus a premium.
2)	Changes in fair value are recorded as unrealized gain (loss) in the consolidated statements of operations as the Company did not designate this interest rate swap as a hedge. The Company valued the interest rate swap using Level 2 inputs.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 7 – Loans from Franchisors

Included in accounts payable, accrued expenses and other liabilities on the balance sheet at December 31, 2023 and 2022, is $826,884 and $878,784, respectively, of net key money loans received from franchisors or assumed upon acquisition. In accordance with the loan agreement with the respective franchisor, funds were released to the applicable hotel properties upon completion of a change of ownership, property improvement plan, and inspection and subsequent approval of the completed work by the franchisor. The outstanding principal balances of the loans are reduced on a straight-line basis over the remaining life of the franchise agreement. As of December 31, 2023, the Company had received $750,000 in loans from franchisors relating to the Staybridge Suites St. Petersburg and assumed a liability of $364,430 in connection with the acquisition of the Hotel Indigo Traverse City. During the years ended December 31, 2023 and 2022, the Company amortized $51,900 and $53,500, respectively, of franchise fees, which are included in rooms and other property expenses on the statement of operations.

Note 8 – Related Party Transactions

On August 2, 2018, the Company entered into the Amended and Restated Advisory Agreement with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On June 27, 2023, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA for a one-year term effective on August 2, 2023.

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

Administrative Services

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. For the years ended December 31, 2023 and

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

2022, the Company’s Sponsor requested reimbursement for $147,094 and $156,038, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the consolidated statement of operations. As of December 31, 2023 and 2022, there is $32,638 and $25,537, respectively, included in due to affiliates for reimbursable administrative expenses payable.

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

There were no acquisition fees incurred for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were $1,244,139 of deferred acquisition fees included in due to related parties on the consolidated balance sheets. Interest expense on outstanding acquisition fees was $74,648 and $74,648, respectively, for the years ended December 31, 2023 and 2022, and is included in interest expense on the consolidated statement of operations and in due to related parties on the consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2023 and 2022, the Company incurred $718,136 and $708,318, respectively, in asset management fees that are included in other fees to affiliates on the consolidated statements of operations. Interest expense on the outstanding asset management fees was $21,475 and $18,408 for the years ended December 31, 2023 and 2022, respectively, and is included in interest expense on the consolidated statements of operations. At December 31, 2023 and 2022, asset management fees and interest payable of $368,285 and $181,083, respectively, are included in due to related parties on the consolidated balance sheets.

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

There were no disposition fees incurred for the years ended December 31, 2023 and 2022.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. There were no acquisition expenses incurred for the years ended December 31, 2023 and 2022.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. For more information regarding selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, see Note 10 – “Stockholders’ Equity”.

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of December 31, 2023, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,997, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $3,312,833.

The Company recorded O&O Costs as charges against additional paid in capital on the consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules established by FINRA and the Company’s charter. The Company did not recognize any O&O Costs for the years ended December 31, 2023 and 2022. As of December 31, 2023, the company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expired March 28, 2023, however, each has four automatic one-year extensions. The term of the in-place management agreement for the Hotel Indigo Traverse City expired August 14, 2023, however, it has four automatic one-year extensions. The terms of the in-place management agreements expire February 26, 2025 and June 3, 2031, respectively, for the Hilton Garden Inn Providence and the Cherry Tree Inn, respectively.

Aggregate property management fees incurred for the years ended December 31, 2023 and 2022 were $899,516 and $894,075, respectively, and are included in property management fees to affiliates on the consolidated statements of operations. As of December 31, 2023 and 2022, $52,180 and $68,647, respectively, of accrued property management fees payable were included in due to related parties on the consolidated balance sheets. Aggregate net reimbursements for certain expenses for the years ended December 31, 2023 and 2022 were $755,951 and $762,324, respectively. As of December 31, 2023 and 2022, $59,592 and $61,982, respectively, of expense reimbursements were included in due to related parties on the consolidated balance sheets. During the years ended December 31, 2023 and 2022, the Company paid $611,158 and $460,222, respectively, to TPG Risk Services, LLC, an affiliate of the Company, for the

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

reimbursement of prepaid insurance at the hotel properties. As of December 31, 2023 and 2022, the Company had balances of $9,990 and $76,718 due to TPG Risk Services, LLC, such reimbursements are included in due to related parties on the consolidated balance sheets. During the year ended December 31, 2022, the Company paid an affiliate $63,552 for expenses identified as incorrectly charged and included such in due from related parties on the consolidated balance sheet at December 31, 2022.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the years ended December 31, 2023 and 2022, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $61,256 and $1,752,746, respectively, for capital expenditure costs incurred at the hotel properties. As of December 31, 2023 and 2022, $16,005 and $1,952, respectively, of construction reimbursements were included in the due to related parties balance. As of December 31, 2023 and 2022, $25,000 and $198,596, respectively, were receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Cherry Tree Inn and the Hilton Garden Inn Providence were included in the due from related parties balance.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the years ended December 31, 2023 and 2022.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 3.87% and 2.38% for the years ended December 31, 2023 and 2022, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the consolidated balance sheets at December 31, 2023 and 2022. Interest expense was $3,650 and $2,245 for the years ended December 31, 2023 and 2022, respectively, and is included in interest expense on the consolidated statements of operations and in due to related parties on the consolidated balance sheets.

Note 9 - Stockholders’ Equity

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of December 31, 2023, under the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of December 31, 2023, the Company had issued 150,731 K Shares, 98,138 K-I Shares and 7,585 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $1,452,853, $950,215 and $71,524 respectively, As of December 31, 2023, the Company had issued 1,750 restricted K Shares to each of the Company's three independent directors for a total of 5,250 restricted K Shares in connection with the Company's long-term incentive plan, as described below.

As of December 31, 2023, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf with no remaining receivable balance as of December 31, 2019. As of December 31, 2023, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the year ended December 31, 2023, pursuant to the DRIP, the Company issued 44,317 K Shares at a price of $10.33 per K Share for aggregate gross proceeds of $457,789, 31,672 K-I Shares at a price of $10.33 per K-I Share for aggregate gross proceeds of $327,172, and 710 K-T Shares at a price of $10.53 per K-T Share for aggregate gross proceeds of $7,477.

During the year ended December 31, 2023, pursuant to section 5.2.7 of the Company’s charter, 27,051 K-T shares converted to 27,467 K shares. As of December 31, 2023, pursuant to section 5.2.7 of the Company’s charter, 62,639 K-T shares converted to 63,054 K shares.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of December 31, 2022, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering. There have been no additional selling commissions and dealer manager fees in connection with the Public Offering since 2021.

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of December 31, 2022, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer manager fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of December 31, 2023, the Company recognized $17,505 of stockholder servicing fees with respect to K-T Shares sold in the primary portion of the Public Offering.

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

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s annual meetings of stockholders on July 11, 2019, November 17, 2020, November 10, 2021, December 22, 2022 and December 22, 2023, respectively.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

100 or less shares at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining quarterly repurchase requests on a pro-rata basis. Unfulfilled requests will be carried over automatically to subsequent repurchase periods unless a stockholder withdraws a request pursuant to the terms of the A&R SRP.

Repurchases of K Shares, K-I Shares and K-T Shares will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Valid repurchase requests will be honored approximately 45 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to five business days prior to the Repurchase Date.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2023, the Company fulfilled repurchase requests and repurchased K Shares, K-I Shares and K-T Shares pursuant to the share repurchase program as follows:

	Total Number of
	Shares Requested to	Total Number of	Average Price Paid
For the Quarter Ended	be Repurchased	Shares Repurchased	per Share
March 31, 2023	51,753	20,900	$10.12
June 30, 2023	65,178	51,753	$10.21
September 30, 2023	10,274	17,191	$11.46
December 31, 2023	54,418	17,248	$11.45
	181,623	107,092

The Company generally repurchases shares approximately 45 days following the end of the applicable quarter in which requests were received.

The following table reflects repurchase activity for the year ended December 31, 2023:

	Requests
	Received	Number
	During	of Share				$ Amount			Repurchase
Share	3 Months	Repurchases	Date	Shares		of Shares	$ Amount	Requests	Requests
Class	Ended	Requested	Repurchased	Repurchased		Repurchased	per share	Withdrawn	Outstanding
K	12/31/2022	20,900	1/12/2023	20,900		$211,517	$10.12	-	-
K	3/31/2023	43,151	4/27/2023	43,151		$440,108	$10.20	-	-
K	6/30/2023	59,587	8/23/2023	16,090	(1)	$184,422	$11.46	-
			12/7/2023	13,110		$149,824	$11.43	-	30,387
K	9/30/2023	10,274	12/7/2023	3,097	(1)	$35,704	$11.53	-	7,177
	12/31/2023	52,823	TBD	-		-	-	-	52,823
Total K Shares				96,348		$1,021,575			90,387

K-I	3/31/2023	8,602	4/27/2023	8,602		$88,516	$10.29	-	-
K-I	6/30/2023	5,591	8/23/2023	1,101	(1)	$12,625	$11.47	1,036
			12/7/2023	1,041		$12,003	$11.53	-	2,413
	12/31/2023	1,595	TBD	-		-	-	-	1,595
Total K-I Shares				10,744		$113,144			4,008

Total Repurchased				107,092		$1,134,719

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2023, there were twenty-four outstanding and unfulfilled repurchase requests for 90,387 K Shares and 4,008 K-I Shares. On March 7, 2024, the Company repurchased 16,555 K Shares and 614 K-I Shares for $197,335.

Distributions

During the year ended December 31, 2023, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/9/2023	12/31/2022	2/6/2023	2/8/2023	$0.001917808	$694,914	$236,910	$3,831	$22,606	$958,261
5/4/2023	3/31/2023	4/26/2023	5/3/2023	$0.001917808	678,982	233,064	2,856	22,115	$937,017
8/9/2023	6/30/2023	8/4/2023	8/8/2023	$0.001917808	683,412	236,148	2,401	22,360	$944,321
11/2/2023	9/30/2023	10/30/2023	11/1/2023	$0.001917808	689,334	239,538	2,448	22,606	$953,926
12/21/2023					-	—	—	22,822	$22,822
					$2,746,642	$945,660	$11,536	$112,509	$3,816,347

During the year ended December 31, 2022, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/16/2022	12/31/2021	2/11/2022	2/14/22	$0.001917808	$694,066	$230,522	$10,927	$22,606	$958,121
5/6/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808	681,294	227,492	10,899		$919,685
5/11/2022	3/31/2022	4/29/2022	5/2/2022	$0.001917808				22,116	$22,116
8/5/2022	6/30/2022	8/1/2022	8/3/2022	$0.001917808	685,440	231,566	11,112	22,360	$950,478
11/1/2022	9/30/2022	10/28/2022	10/31/2022	$0.001917808	690,892	235,453	10,594	22,606	$959,545
					$2,751,692	$925,033	$43,532	$89,688	$3,809,945

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

The Company paid quarterly distributions with respect to all 2022 and 2023 quarters with operating cash flow from its hotel properties, consistent with prior distributions. The Company’s board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 10 - Income Taxes

The Company recognized consolidated income tax benefit of $149,374 for the year ended December 31, 2023 and consolidated income tax expense of $147,084 for the year ended December 31, 2022. These amounts relate to the operations of the Company’s TRSs.

At December 31, 2023 and 2022, the Company had net deferred tax assets of $183,646 and $40,198, respectively, due to temporary differences between the timing of the GAAP recognition and tax recognition of certain expenses and net operating losses. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined it is more likely than not that the Company may not fully recognize the benefits of its deferred tax assets. As such, a valuation allowance has been established upon a portion of such deferred tax assets as of December 31, 2023. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Note 11 - Commitments and Contingencies

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

On February 5, 2024, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2023, to the holders of record of K Shares, K-I Shares and K-T Shares as of the close of business on February 7, 2024. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of December 31, 2023, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, K-I Share and K-T Share since September 30, 2023, was $690,557, or $0.001917808 per K Share per day, $240,782, or $0.001917808 per K-I Share per day, and $862, or $0.001917808 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on February 9, 2024.

Subsequent to December 31, 2023 and through March 25, 2024, pursuant to the DRIP Offering, the Company sold approximately 10,503 K Shares at a weighted average price of $10.95 per share for gross proceeds of $115,008, approximately 7,972 K-I Shares at a weighted average price of $10.95 per share for gross proceeds of $87,295 and approximately 46 K-T Shares at a weighted average price of $11.36 per share for gross proceeds of $518, for total gross proceeds of $202,821 in the DRIP Offering.