Form 10-Q
period 2024-03-31
PROCACCIANTI HOTEL REIT, INC.
filed 2024-05-14
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of May 14, 2024, there were 3,895,828 shares of the Registrant’s Class K common stock issued and outstanding, 1,381,202 shares of the Registrant’s Class K-I common stock issued and outstanding, 3,055 shares of the Registrant’s Class K-T common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Property and equipment, net	$97,272,139	$97,949,850
Cash	6,104,302	7,021,695
Restricted cash	3,864,451	3,682,690
Accounts receivable, net	240,128	282,029
Due from related parties	25,000	25,000
Prepaid expenses and other assets, net	1,333,214	1,132,116
Total Assets	$108,839,234	$110,093,380
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,090,635	$64,345,142
Accounts payable, accrued expenses and other, net	3,234,985	2,816,919
Due to related parties	2,570,675	2,208,299
Total Liabilities	69,896,295	69,370,360
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,402,962	1,402,962
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,902,660 and 3,908,712 shares issued and outstanding, respectively	39,026	39,087
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,373,804 and 1,366,446 shares issued and outstanding, respectively	13,738	13,664
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 3,010 and 2,964 shares issued and outstanding, respectively	30	30
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,362,033	47,356,635
Cumulative income	1,062,692	2,110,753
Cumulative distributions	(16,009,817)	(15,055,010)
Total Stockholders’ Equity	32,474,766	34,472,223
Noncontrolling interest	5,065,211	4,847,835
Total Equity	37,539,977	39,320,058
Total Liabilities and Stockholders’ Equity	$108,839,234	$110,093,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Rooms	$4,838,217	$4,751,617
Food and beverage	288,425	294,325
Other operating	236,691	218,935
Total revenues	5,363,333	5,264,877
Expenses
Rooms	1,234,065	1,216,887
Food and beverage	275,287	258,418
Other property expenses	2,448,374	2,271,870
Property management fees to affiliates	161,070	158,030
Corporate general and administrative	278,413	328,644
Other fees to affiliates	227,606	218,678
Depreciation and amortization	1,043,407	1,010,814
Total expenses	5,668,222	5,463,341
Operating loss	(304,889)	(198,464)
Interest expense, net	(780,671)	(690,855)
Gain (loss) on interest rate swap/cap	15,874	(49,266)
Net loss before income taxes	(1,069,686)	(938,585)
Income tax benefit	239,001	133,152
Net loss	(830,685)	(805,433)
Net income attributable to noncontrolling interest	195,430	226,505
Net loss attributable to common stockholders	$(1,026,115)	$(1,031,938)
Net loss attributable to Class K common stockholders – basic and diluted	$(655,583)	$(661,208)
Net loss per Class K common share – basic and diluted	$(0.17)	$(0.17)
Weighted average number of Class K common shares outstanding – basic and diluted	3,910,281	3,931,167
Net loss attributable to Class K-I common stockholders – basic and diluted	$(229,843)	$(227,115)
Net loss per Class K-I common share – basic and diluted	$(0.17)	$(0.17)
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,370,920	1,350,288
Net loss attributable to Class K-T common stockholders – basic and diluted	$(501)	$(3,224)
Net loss per Class K-T common share – basic and diluted	$(0.17)	$(0.17)
Weighted average number of Class K-T common shares outstanding – basic and diluted	2,991	19,166
Net loss attributable to Class A common stockholders – basic and diluted	$(97,476)	$(97,791)
Net loss per Class A common share – basic and diluted	$(0.17)	$(0.17)
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410
Net loss attributable to Class B common stockholders – basic and diluted	$(42,712)	$(42,600)
Net loss per Class B common share – basic and diluted	$(0.34)	$(0.34)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2023	3,908,712	$39,087	1,366,446	$13,664	2,964	$30	581,410	$5,814	125,000	$1,250	$47,356,635	$2,110,753	$(15,055,010)	$34,472,223	$4,847,835	$39,320,058
Issuance of common stock pursuant to distribution reinvestment plan	10,503	105	7,972	80	46	—	—	—	—	—	202,637	—	—	202,822	—	202,822
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(76)	—	—	(76)	—	(76)
Repurchase of common stock	(16,555)	(166)	(614)	(6)	—	—	—	—	—	—	(197,163)	—	—	(197,335)	—	(197,335)
Noncontrolling interest valuation adjustment												(21,946)		(21,946)	—	(21,946)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,026,115)	—	(1,026,115)	217,376	(808,739)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(954,807)	(954,807)	—	(954,807)
BALANCE, March 31, 2024	3,902,660	$39,026	1,373,804	$13,738	3,010	$30	581,410	$5,814	125,000	$1,250	$47,362,033	$1,062,692	(16,009,817)	$32,474,766	$5,065,211	$37,539,977

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2022	3,932,526	$39,325	1,345,518	$13,455	29,306	$293	581,410	$5,814	125,000	$1,250	$47,700,045	$892,306	$(11,238,663)	$37,413,825	$5,546,503	$42,960,328
Conversion of common stock	15,899	159	—	—	(15,899)	(159)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,896	119	8,419	84	187	2	—	—	—	—	200,319	—	—	200,524	—	200,524
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(447)	—	—	(447)	—	(447)
Repurchase of common stock	(20,900)	(209)	—	—	—	—	—	—	—	—	(211,308)	—	—	(211,517)	—	(211,517)
Net income (loss)												(1,031,938)		(1,031,938)	248,515	(783,423)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,261)	(958,261)	(232,750)	(1,191,011)
BALANCE March 31, 2023	3,939,421	$39,394	1,353,937	$13,539	13,594	$136	581,410	$5,814	125,000	$1,250	$47,688,609	$(139,632)	$(12,196,924)	$35,412,186	$5,562,268	$40,974,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(830,685)	$(805,433)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,043,407	1,010,814
Amortization of deferred financing costs and debt discount as interest	(4,522)	1,060
Amortization of key money loans	(13,376)	(13,375)
(Gain) loss on interest rate swap/cap	(15,874)	49,266
Changes in operating assets and liabilities:
Accounts receivable	41,901	47,589
Due from related parties	—	63,552
Prepaid expenses and other assets	(204,967)	134,491
Accounts payable, accrued expenses and other	447,316	183,598
Due to related parties	362,376	153,486
Net cash provided by operating activities	825,576	825,048
Cash Flow from Investing Activities:
Capital improvements	(361,827)	(238,307)
Cash used in investing activities	(361,827)	(238,307)
Cash Flows from Financing Activities:
Payment of stockholder servicing fees	(76)	(447)
Payments of mortgage notes principal	(249,985)	(159,878)
Distributions to stockholders	(751,985)	(757,737)
Distributions to noncontrolling interest	—	(232,750)
Repurchase of common stock	(197,335)	(211,517)
Net cash used in financing activities	(1,199,381)	(1,362,329)
Decrease in cash and cash equivalents and restricted cash	(735,632)	(775,588)
Cash and cash equivalents and restricted cash, beginning of period	10,704,385	11,188,188
Cash and cash equivalents and restricted cash, end of period	$9,968,753	$10,412,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2024	2023
Cash	$6,104,302	$6,764,924
Restricted cash	3,864,451	3,647,676
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$9,968,753	$10,412,600

The Company paid the following amounts for interest and income taxes:

	Three Months Ended March 31,
	2024	2023
Cash paid for interest	$824,834	$763,149
Cash paid for income taxes	$2,200	$1,560

Supplemental Disclosure of Noncash Transactions

	Three Months Ended March 31,
	2024	2023
Common stock issued pursuant to distribution reinvestment plan	$202,822	$200,524

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

As of March 31, 2024, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through March 31, 2024, the Company received approximately $41,477,576 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $1,567,861 of K Shares, $1,037,510 of K-I Shares and $72,043 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At March 31, 2024, the assets of the Company’s VIEs were $62,668,364, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At March 31, 2024, the liabilities of the Company’s VIEs were $42,427,381, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of March 31, 2024, the estimated fair value of the mortgage notes payable was $61,973,386 compared to the carrying value of $64,194,910. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At March 31, 2024 and 2023, reserves for property taxes were $671,410 and $626,038, respectively, reserves for capital improvements were $3,018,772 and $2,785,592, respectively, and reserves for insurance were $99,285 and $66,062, respectively. The Company also included $74,984 and $169,984 of guest advance deposits as restricted cash at March 31, 2024 and 2023, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At March 31, 2024, the Company had no material uncertain tax positions.

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

Noncontrolling Interest of the Operating Partnership

Noncontrolling interest of the Operating Partnership represents the value of the 128,124 Class K OP Units that were issued to a group of sellers in connection with the acquisition of the Hilton Garden Inn Providence. Noncontrolling interest of the Operating Partnership is reported in the mezzanine section of the condensed consolidated balance sheet, as the units are redeemable at the request of the holder for cash equal to the fair market value of a K Share as defined in the Amended and Restated Agreement of Limited Partnership of Procaccianti Hotel REIT, L.P. (the “Amended and Restated Operating Partnership Agreement”). The Company may elect to acquire any such unit presented for redemption for K Shares or cash. The carrying amount of the noncontrolling interest of the Operating Partnership is equal to the greater of the initial carrying amount, increased, or decreased for the Class K OP Units’ share of net income or loss and the redemption value. As of March 31, 2024, the carrying amount of the noncontrolling interest of the Operating Partnership includes a $77,671 adjustment to reflect its redemption value. Revenue, expenses, and net income attributable to both the Company and the noncontrolling interest of the Operating Partnership are reported in the condensed consolidated statement of operations.

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of March 31, 2024, 5,250 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated earnings per share for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(1,026,115)	$(1,031,938)
Less: Class K Common Stock dividends declared and accumulated	680,560	678,530
Less: Class K-I Common Stock dividends declared and accumulated	238,600	233,063
Less: Class K-T Common Stock dividends declared and accumulated	521	3,308
Less: Class A Common Stock dividends declared and accumulated	101,191	100,353
Undistributed net loss	$(2,046,987)	$(2,047,192)
Class K Common Stock:
Undistributed net loss	$(1,336,143)	$(1,339,738)
Class K Common Stock dividends declared and accumulated	680,560	678,530
Net loss	$(655,583)	$(661,208)
Net loss per common share, basic and diluted	$(0.17)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	3,910,281	3,931,167
Class K-I Common Stock:
Undistributed net loss	$(468,443)	$(460,178)
Class K-I Common Stock dividends declared and accumulated	238,600	233,063
Net loss	$(229,843)	$(227,115)
Net loss per common share, basic and diluted	$(0.17)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	1,370,920	1,350,288
Class K-T Common Stock:
Undistributed net loss	$(1,022)	$(6,532)
Class K-T Common Stock dividends declared and accumulated	521	3,308
Net loss	$(501)	$(3,224)
Net loss per common share, basic and diluted	$(0.17)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	2,991	19,166
Class A Common Stock:
Undistributed net loss	$(198,667)	$(198,144)
Class A Common Stock dividends declared and accumulated	101,191	100,353
Net loss	$(97,476)	$(97,791)
Net loss per common share, basic and diluted	$(0.17)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410
Class B Common Stock:
Undistributed net loss	$(42,712)	$(42,600)
Net loss per common share, basic and diluted	$(0.34)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of March 31, 2024:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,569,193
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,497,424
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,092,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,604,291
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,317,009

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Land	$14,450,538	$14,450,538
Building and improvements	89,251,984	89,251,274
Furniture, fixtures, and equipment	12,341,097	11,979,979
Total cost	116,043,619	115,681,791
Accumulated depreciation	(18,771,480)	(17,731,941)
Property and equipment, net	$97,272,139	$97,949,850

Depreciation expense for the three months ended March 31, 2024 and 2023 was $1,039,539 and $1,006,945, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at March 31, 2024, is a $12,497,424 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,569,193 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,092,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,604,291 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,317,009 mortgage payable (the “CTI Note”) secured by the Cherry Tree Inn (the “Cherry Tree Inn”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note required monthly interest payments at 4.34% through August 1, 2020, and subsequent to August 1, 2020, requires monthly principal and interest payments of $66,255 through July 1, 2024, the maturity date. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of March 31, 2024, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with their loan obligations, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note required monthly interest payments at 4.49% through June 1, 2020, and subsequent to June 1, 2020, requires monthly principal and interest payments of $57,026 through June 1, 2024, the maturity date. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of March 31, 2024, we believe the Operating Partnership and its subsidiary for the Springhill Suites Wilmington was in compliance with its loan obligations, including applicable covenants, and all required payments were made as agreed.

The TCI Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The TCI Note provides for interest only monthly payments until maturity. The principal amount will be due on the maturity date, August 15, 2024. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and has been guaranteed by TH Investment Holdings II, LLC, an affiliate of the Sponsor. As of March 31, 2024, we believe the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were in compliance with their loan obligations, including applicable covenants, and all required payments were made as agreed.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company. As of March 31, 2024, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with their loan obligations, including applicable covenants, and all required payments were made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of March 31, 2024, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with their loan obligations, including applicable covenants and all required payments have been made as agreed.

Interest expense on mortgage notes payable for the three months ended March 31, 2024 and 2023 was $824,856 and $712,236, respectively.

Also included in mortgage notes payable as of March 31, 2024 is $209,052 of net deferred financing costs and debt discounts and premiums. For the three months ended March 31, 2024 and 2023, the Company amortized ($4,522) and $1,060, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

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

The following table summarizes the terms of the Company's outstanding interest rate swap agreement:

		Notional				Fair Value of
		Amount as of				Asset as of
		March 31,	Interest	Effective	Maturity	March 31,
	Balance Sheet Location	2024	Rate(1)	Date	Date	2024(2)
Interest rate swap	Accounts payable, accrued expenses and other, net	$15,092,000	7.84%	8/15/2023	8/15/2024	$8,637

1)	The interest rate consists of the underlying index swapped to a fixed rate rather than floating rate SOFR, plus a premium.

2)	Changes in fair value are recorded as unrealized gain (loss) in the condensed consolidated statements of operations as the Company did not designate this interest rate swap as a hedge. The Company valued the interest rate swap using Level 2 inputs.

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

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended March 31, 2024 and 2023, the Sponsor requested reimbursement for $47,393 and $39,847, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

No acquisition fees were incurred during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and 2023, there was $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,560 and $18,406, respectively, for the three months ended March 31, 2024 and 2023. These amounts are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended March 31, 2024 and 2023, the Company incurred $181,038 and $178,832, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $8,084 and $5,285 for the three months ended March 31, 2024 and 2023, respectively, and are included in interest expense on the condensed consolidated statements of operations. At March 31, 2024 and 2023, asset management fees and interest payable of $557,407 and $365,199, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three months ended March 31, 2024 and 2023.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of March 31, 2024 and 2023 were paid directly by the Company and there have been no reimbursements to PHA.

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

The Company recorded O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules and regulations established by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Company’s charter. The

Company recognized no O&O Costs for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023, the Company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire on March 28, 2025, with one additional automatic one-year extension. The term of the in-place management agreement for the Hotel Indigo Traverse City expires August 14, 2024, with three additional automatic one-year extensions. The terms of the in-place management agreements expire February 26, 2025 and June 3, 2031, respectively, for the Hilton Garden Inn Providence and the Cherry Tree Inn.

Aggregate property management fees incurred were $161,070 and $158,030 for the three months ended March 31, 2024 and 2023, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of March 31, 2024 and 2023, $74,298 and $111,556, respectively, of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $192,396 and $154,790 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, $164,488 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended March 31, 2024 and 2023, the Company paid $57,050 and $20,068, respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor (“TPG”), for the reimbursement of prepaid insurance at the hotel properties. As of March 31, 2024, the Company had nothing due to TPG Risk Services, LLC.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor (“TPG Construction”), $36,898 and $1,952 during the three months ended March 31, 2024 and 2023, respectively, for capital expenditure costs incurred at the hotel properties. As of March 31, 2024 and 2023, $56,823 and $0, respectively, of construction reimbursements were included in the due to related parties balance. Included in the due from related parties balance at March 31, 2024 and 2023, was $25,000 and $198,596, respectively, in receivables from TPG Construction relating to working capital requests to provide funding for vendors and contractor deposits at the Cherry Tree Inn and the Hilton Garden Inn Providence.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three months ended March 31, 2024 and 2023.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.45% and 3.89% for the three months ended March 31, 2024 and 2023, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023. Interest expense was $1,044 and $903 for the three months ended March 31, 2024 and 2023, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of March 31, 2024, the Company had issued 161,234 K Shares, 106,110 K-I Shares and 7,630 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $1,567,861, $1,037,510 and $72,043, respectively. As of March 31, 2024, the Company had issued 1,750 restricted K Shares to each of the Company’s three independent directors for a total of 5,250 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

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

As of March 31, 2024, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of March 31, 2024. As of March 31, 2024, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

As of March 31, 2024, pursuant to Section 5.2.7 of the Company’s charter, 62,639 K-T Shares converted to 63,054 K Shares. During the three months ended March 31, 2024, pursuant to Section 5.2.7 of the Company’s charter, there were no conversions of K-T shares to K Shares.

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

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of March 31, 2024, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of March 31, 2024, the Company recognized $17,581 of stockholder servicing fees in connection with the Public Offering.

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

The Company generally repurchases shares approximately 45 days following the end of the applicable quarter in which requests were received.

The following table reflects the activity resulting in the repurchase requests outstanding at March 31, 2024.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	March 31, 2024
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-
				12/7/2023	13,110	$149,824	$11.43	-
				3/7/2024	4,654	$53,189	$11.43	-	25,733
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-
				3/7/2024	1,099	$12,675	$11.53	-	6,078
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	42,022
K	3/31/2024	56,794	(1)	TBD		$		$-	56,794
Total K Share redemption requests outstanding									130,627

K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036
				12/7/2023	1,041	$12,003	$11.53	-
				3/7/2024	370	$4,261	$11.52	-	2,043
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	1,351
K-I	3/31/2024	1,613	(1)	TBD		$		$-	1,613
Total K-I Share redemption requests outstainding									5,007

(1)	Our board of directors determined that the funding limitation under the A&R SRP was reached with respect to share repurchase requests for the quarters ended June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Our board of directors approved fourteen additional outstanding repurchase requests received during the three months ended March 31, 2024, and, on May 8, 2024, we repurchased 17,108 K Shares for $197,164 or $11.52 per K Share and 498 K-I Share for $5,658 or $11.36 per K-I Share.

Distributions

During the three months ended March 31, 2024, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/8/2024	12/31/2023	2/5/2024	2/7/2024	$0.001917808	$690,557	$240,782	$862	$22,606	$954,807

During the three months ended March 31, 2023, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/9/2023	12/31/2022	2/6/2023	2/8/2023	$0.001917808	$694,914	$236,910	$3,831	$22,606	$958,261

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

On April 30, 2024, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares, K-I Shares and K-T Shares outstanding as of March 31, 2024, to the holders of record of K Shares, K-I Shares and K-T shares as of the close of business on May 1, 2024. With respect to the K Shares, K-I Shares and K-T

Shares outstanding as of March 31, 2024, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since December 31, 2023 was $680,560, or $0.0019125683 per K Share per day, $238,600, or $0.0019125683 per K-I Share per day, and $521, or $0.0019125683 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on May 3, 2024.

On April 30, 2024, the Company’s board of directors authorized the payment of distributions with respect to the Class K OP Units outstanding as of March 31, 2024, to the holders of record of Class K OP Units as of the close of business on May 1, 2024. With respect to the Class K OP Units outstanding as of March 31, 2024, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since December 31, 2023 was $22,299, or $0.0019125683 per Class K OP Unit. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on May 3, 2024.

Note 8 - Income Taxes

The Company recognized consolidated income tax benefits of $239,001 and $133,152 for the three months ended March 31, 2024 and 2023, respectively. These amounts relate to the operations of the Company’s TRSs.

Note 9 – Subsequent Events

On April 26, 2024, (i) PHR STPFL, LLC, a Delaware limited company and wholly-owned subsidiary of PCF (“PHR STPFL”), as borrower, and Liberty Bank, as the lender, entered into the Loan Agreement dated as of April 25, 2024 (the “St. Petersburg Hotel Loan”), and (ii) PHR WNC, LLC, a Delaware limited company and wholly-owned subsidiary of PCF (“PHR WNC”), as borrower, and Liberty Bank, as the lender, entered into the Loan Agreement dated April 26, 2024 (the “Wilmington Hotel Loan”, and together with the St. Petersburg Hotel Loan, the “Refinancing Loans”).

In connection with the Refinancing Loans, the Company borrowed an aggregate amount of $23,670,000 and issued promissory notes (the “Refinancing Notes”) to Liberty Bank in the same amount. The loan proceeds were primarily used to pay off in full the existing first mortgages on the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington, including the Wilmington Note and the St. Petersburg Note, and to pay for closing costs and such other costs reasonably approved by Liberty Bank prior to closing.

The Refinancing Notes bear interest at a floating rate based on the one-month term Secured Overnight Financing Rate (“SOFR”) plus two hundred fifty (250) basis points. Interest only on so much as is advanced and outstanding shall be payable monthly for a period of two (2) years commencing on the first day of the first month subsequent to the later of (i) the date of the Refinancing Loans or (ii) the date Liberty Bank funds the Refinancing Loans (the “Closing Date”) and continuing on the first day of each month thereafter (each such date, a “Payment Date”) for the subsequent twenty-three (23) months (the “Interest Only Period”). After the Interest Only Period, principal will be amortized over a three hundred (300) month amortization schedule at the interest rate set forth above with consecutive monthly payments of fixed principal plus interest in accordance with said schedule commencing on the twenty-fifth (25th) Payment Date and continuing on the first day of each month thereafter until paid in full. The above notwithstanding, all principal and accrued interest thereon is due and payable in full five (5) years from the date of the Refinancing Notes (the “Maturity Date”). The Refinancing Notes may be prepaid in whole or in part without penalty or premium.

The Refinancing Loans are secured by a record first priority deed of trust mortgage on each of the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington and an assignment of all leases, rents and revenues derived from the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington, a first priority security interest in all assets of the Borrowers, a first priority pledge, assignment and security interest in all operating contracts and permits, whether in the name of the Borrowers or the Borrowers’ wholly-owned operating companies that are lessees of the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington and the operators of the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington, a guaranty by the Company, cross-default and cross-collateralization between each Refinancing Loan, and a release right on the sale of the Staybridge Suites St. Petersburg or the Springhill

Suites Wilmington, subject to each properties appraisal value at the time of any such sale. The Refinancing Loans are each guaranteed by the Company.

The Refinancing Loans and the Refinancing Notes contain customary financial and other covenants and events of default for loans of their type.

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

The following discussions and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements, the notes thereto, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2023 (“Annual Report”).

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

Other risks include those described under the section entitled Item 1A. “Risk Factors” of Part I our Annual Report and subsequent quarterly reports. Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. These risks and uncertainties may be amplified by the conflict between Russia and Ukraine, Hamas’ attack of Israel and the ensuing war and rising levels of inflation and interest rates, which have caused significant economic uncertainty. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of March 31, 2024, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through March 31, 2024, we received approximately $41,477,576 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $1,567,861 of K Shares, $1,037,510 of K-I Shares and $72,043 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended March 31, 2024 and 2023, the Sponsor requested reimbursement for $47,393 and $39,847, respectively, of such administrative service expenses. Of these amounts, $28,468 is included in due to related parties on the condensed consolidated balance sheet as of March 31, 2024.

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

We incurred operating expenses of approximately $1,288,254 during the twelve months ended March 31, 2024, which was within the 2% of average invested assets and 25% of net income limitations (as defined in our charter).

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

The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP. CBRE (U.S. Hotels State of the Union Feb 2024 Edition) raised its 2024 GDP growth outlook from 1.2% to 1.6%. The positive GDP revision is predicated on moderating inflation, employment gains of 0.5%, and a 100 basis points (bps) reduction in interest rates. Additionally, wage growth continued to outpace inflation in December 2023. With wage growth outpacing inflation, and airfares declining year over year, consumers have discretionary income to travel as supported by Transportation Security Administration (“TSA”) throughput which continues to post gains over 2019. Full-year 2023 TSA through put was 101% of 2019, increasing 12.4% year over year. In January of 2024, TSA throughput increased an additional 9.9% year over year, reaching 104% of 2019. Lower airfares have also contributed to a near full recovery in air travel.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at March 31, 2024.

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

For information on distributions paid during the three months ended March 31, 2024, refer to Note 7 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows distributions paid during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
Distributions paid in cash	$751,985		$761,784
Distributions reinvested	202,822		196,477
Total distributions	$954,807		$958,261
Source of distributions:
Cash flows provided by operations	$751,985	79%	$761,784	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	202,822	21%	196,477	21%
Total sources	$954,807	100%	$958,261	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the three months ended March 31, 2024 and 2023 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect to all four quarters of 2023 and the first quarter of 2024, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2024 and 2023.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I, Item 1A “Risk Factors” of our Annual Report and in Part II, Item 1A. “Risk Factors” of this Quarterly Report that may be reasonably expected to have a `material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $4,838,217 for the three months ended March 31, 2024 from $4,751,617 for the three months ended March 31, 2023. The net increase of $86,600, or 1.82%, was largely due to increases in occupancy and ADR.

The following presents the hotel operating results for the three months ended March 31, 2024:

	Total Portfolio
	January	February	March
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	50.58%	62.01%	72.13%
Average Daily Rate (“ADR”)	$139.07	$149.14	$163.49
Revenue Per Available Room (“RevPAR”)	$71.66	$93.43	$120.14

The following presents the hotel operating results for the three months ended March 31, 2023:

	Total Portfolio
	January	February	March
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	54.35%	64.11%	63.74%
ADR	$136.32	$147.44	$158.96
RevPAR	$75.37	$97.72	$104.70

A comparison of hotel rooms revenues for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$916,343	$800,781	$115,562	14.43%
Staybridge Suites St. Petersburg	1,713,416	1,801,801	(88,385)	(4.91)%
Hotel Indigo Traverse City	755,520	811,983	(56,463)	(6.95)%
Hilton Garden Inn Providence	1,093,522	922,509	171,013	18.54%
Cherry Tree Inn	359,416	414,543	(55,127)	(13.30)%
	$4,838,217	$4,751,617	$86,600	1.82%

The increase in rooms revenues of $115,562 or 14.43%, at the Springhill Suites Wilmington is driven by an increase in occupancy. Occupancy at the Springhill Suites Wilmington increased from 61.77% for the three months ended March 31, 2023, to 72.89% for the three months ended March 31, 2024. The ADR at the Springhill Suites Wilmington decreased from $120.04 for the three months ended March 31, 2023, to $115.12 for the three months ended March 31, 2024, a decrease of 4.1%.

The decrease in rooms revenues of $88,385, or 4.91%, at the Staybridge Suites St. Petersburg is primarily driven by a decrease in occupancy. Occupancy at the Staybridge Suites St. Petersburg decreased from 80.56% for the three months ended March 31, 2023, to 72.18% for the three months ended March 31, 2024. The ADR at the Staybridge Suites St. Petersburg increased from $208.83 for the three months ended March 31, 2023, to $219.19 for the three months ended March 31, 2024, an increase of 5.0%.

The decrease in rooms revenues of $56,463 or 6.95%, at the Hotel Indigo Traverse City is primarily driven by a decrease in occupancy. Occupancy at the Hotel Indigo Traverse City decreased from 63.21% for the three months ended March 31, 2023 to 58.29% for the three months ended March 31, 2024. The ADR at the Hotel Indigo Traverse City decreased from $133.40 for the three months ended March 31, 2023 to $133.11 for the three months ended March 31, 2024, a decrease of 0.2%.

The increase in rooms revenues of $171,013, or 18.54%, at the Hilton Garden Inn Providence is primarily driven by increases in both occupancy and ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 48.21% for the three months ended March 31, 2023 to 55.34% for the three months ended

March 31, 2024. The ADR at the Hilton Garden Inn Providence increased from $155.20 for the three months ended March 31, 2023 to $158.50 for the three months ended March 31, 2024, a increase of 2.1%.

The decrease in rooms revenues of $55,127, or 13.30%, at the Cherry Tree Inn is primarily driven by decreases in both occupancy and ADR compared to the prior year. Occupancy at the Cherry Tree Inn decreased from 49.37% for the three months ended March 31, 2023 to 42.87% for the three months ended March 31, 2024. The ADR at the Cherry Tree Inn decreased from $122.75 for the three months ended March 31, 2023 to $121.22 for the three months ended March 31, 2024, an decrease of 1.2%.

Food and beverage revenues

Food and beverage revenues decreased to $288,425 for the three months ended March 31, 2024 from $294,325 for the three months ended March 31, 2023. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $5,900 decrease from the prior year period is primarily driven by lower occupancy at TCI correlating to a decrease in food and beverage revenue during the three months ended March 31, 2024.

Other operating revenues

Other operating revenues increased to $236,691 for the three months ended March 31, 2024, from $218,935 for the three months ended March 31, 2023. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $17,756 increase from the prior year period is primarily due to an increase in parking revenues.

Rooms expenses

Rooms expenses increased to $1,234,065 for the three months ended March 31, 2024 from $1,216,887 for the three months ended March 31, 2023. The $17,178 net increase in rooms expenses is primarily due to increased housekeeping and hospitality expenses resulting from the overall increase in occupancy. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,234,065 and $1,216,887 represent 25.5% and 25.6% of rooms revenues for the three-month period ended March 31, 2024 and 2023, respectively.

Food and beverage expenses

Food and beverage expenses were $275,287 and $258,418 for the three months ended March 31, 2024 and 2023, respectively. The $16,869 increase in food and beverage expenses is primarily due to an increase in managment costs. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 95.4% and 87.8% of food and beverage revenues for the three-month period ended March 31, 2024 and 2023, respectively.

Other property expenses

Other property expenses were $2,448,374 and $2,271,870, for the three months ended March 31, 2024 and 2023, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $176,504 increase in other property expenses is primarily driven by an increase in management costs.

Property management fees to affiliates

Property management fees to affiliates were $161,070 and $158,030 for the three months ended March 31, 2024 and 2023, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $278,413 and $328,644 for the three months ended March 31, 2024 and 2023, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $227,606 and $218,678 for the three months ended March 31, 2024 and 2023, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $181,038 for the three months ended March 31, 2024 from $178,832 for the three months ended March 31, 2023.Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $46,568 and $39,847 during the three months ended March 31, 2024 and 2023, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $1,043,407 and $1,010,814 for the three months ended March 31, 2024 and 2023, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $780,671 and $690,855 for the three months ended March 31, 2024 and 2023, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended March 31, 2024, we incurred $33,079 of interest expense relating to the amortization of the fair value of debt premium, offset by $28,557 relating to the amortization of deferred financing costs and debt discounts.

Interest income on interest-bearing cash accounts was $67,352 and $48,606 for three months ended March 31, 2024 and 2023, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain (Loss) on interest rate swap/cap

Unrealized gain on our interest rate swap was $15,874 for the three months ended March 31, 2024. Unrealized loss on our interest rate cap was $49,266 for the three months ended March 31, 2023. They related to the note secured by the Hotel Indigo Traverse City (the “TCI Note”) interest rate swap which expires on August 15, 2024 and interest rate cap that expired on August 15, 2023.

Income tax expense/benefit

Income tax benefit was $239,001 and $133,152 for the three months ended March 31, 2024 and 2023, respectively. They related to taxable income at the TRSs.

Net loss

For the three months ended March 31, 2024 and 2023, we had net loss of $830,685 and $805,433, respectively. The increase in net loss of $25,252 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $195,430 and $226,505 for the three months ended March 31, 2024 and 2023, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

We paid quarterly distributions with respect to all four quarters of 2023 and the first quarter of 2024, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Cash Flows Provided by Operating Activities

During the three months ended March 31, 2024 and 2023, we owned an interest in five hotel properties. During the three months ended March 31, 2024, net cash provided by operating activities was $825,576 compared to the net cash provided by operating activities of $825,048 for the three months ended March 31, 2023. Our operating cash flows during the three months ended March 31, 2024, were the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the three months ended March 31, 2023 were the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate cap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2024, net cash used in investing activities was $361,827 and was the result of capital improvements at our hotel properties. During the three months ended March 31, 2023, net cash used in investing activities was $238,307 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was $1,199,381. We paid stockholder servicing fees totaling $76. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”), the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), the note secured by the Hilton Garden Inn Providence (the “HGI Note”) and the note secured by the Cherry Tree Inn (the “CTI Note”) totaling $249,985. During the three months ended March 31, 2024, we paid cash distributions of $751,985 to stockholders with proceeds from operations. Additionally, during the three months ended March 31, 2024, we repurchased $197,335 of outstanding shares of common stock.

During the three months ended March 31, 2023, net cash used in financing activities was $1,362,329. We paid stockholder servicing fees totaling $447. We made principal payments on the Wilmington Note, the St. Petersburg Note and the HGI Note totaling $159,878. During the three months ended March 31, 2023, we paid cash distributions of $757,737 to stockholders with proceeds from operations. Cash flow from financing activities for the three months ended March 31, 2023, also includes $232,750 of distributions to noncontrolling interests. Additionally, during the three months ended March 31, 2023, we repurchased $211,517 of outstanding shares of common stock.

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

We may repay borrowings under any future credit facility or under any future long-term mortgage debt with proceeds from the sale of properties, operating cash flow, long-term mortgage debt, proceeds from the DRIP, proceeds from any future offerings, or proceeds from any other future securities offerings.

The TCI Note provides for interest only monthly payments until maturity date, which is August 15, 2024. The interest rate consists of the SOFR index swapped to a fixed rate, plus a 2.5% premium. Efforts to secure a new note for Hotel Indigo Traverse City are in process in 2024. The Company is confident that the note will be refinanced in a timely manner. As of March 31, 2024, we believe the Operating Partnership and its subsidiary were compliant with their loan obligations, including applicable covenants, and all required payments have been made as agreed. The interest rate cap on the TCI Note, which expired on August 15, 2023, was replaced with an interest rate swap that effectively locks the variable SOFR component of interest rate on the $15,092,000 mortgage note at a fixed rate of 5.13% from its August 15, 2023 effective date through August 15, 2024.

The HGI Note requires monthly interest and principal payments based on a 30-year amortization schedule at a fixed rate of 4.25%. As of March 31, 2024, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note requires monthly interest and principal payments at a fixed rate of 4.34%, until its maturity date, which is July 1, 2024. Efforts to secure a new note for Staybridge Suites St. Petersburg were in process as of March 31, 2024, and on April 26, 2024 the St. Petersburg Note was refinanced in connection with the Loan Ageement, by and between PHR WNC, LLC and Liberty Bank. As of March 31, 2024, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note requires monthly interest and principal payments at a fixed rate of 4.49% until its maturity date, which is June 1, 2024. Efforts to secure a new note for Springhill Suites, Wilmington were in process as of March 31, 2024, and on April 26, 2024 the Wilmington Note was refinanced in connection with the Loan Ageement, by and between PHR STPFL, LLC and Liberty Bank.. As of March 31, 2024, we believe the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The note secured by the Cherry Tree Inn requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of March 31, 2024, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of March 31, 2024 are as follows:

	2024	2025-2026	2027-2028	Thereafter	Total
Outstanding debt obligations	$38,570,032	$25,509,885	$—	$—	$64,079,917
Interest payments on outstanding debt obligations	1,649,370	992,573	—	—	2,641,943
Total	$40,219,402	$26,502,458	$—	$—	$66,721,860

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Reconciliation of net loss to MFFO:
Net loss	$(830,685)	$(805,433)
Depreciation and amortization	1,043,407	1,010,814
FFO	212,722	205,381
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(195,430)	(226,505)
Depreciation and amortization attributable to noncontrolling interest	(179,882)	(174,209)
FFO attributable to common stockholders	(162,590)	(195,333)
Amortization of deferred financing costs and debt discounts and premiums as interest	(4,522)	1,060
Unrealized (gain) loss on interest rate swap/cap	(15,874)	49,266
MFFO attributable to common stockholders	$(182,986)	$(145,007)

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2024, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through March 31, 2024, pursuant to the DRIP, we issued 161,234 K Shares to investors at a weighted average of $9.72 per K Share for gross proceeds of $1,567,861, 106,110 K-I Shares at a weighted average of $9.78 per K-I Share for gross proceeds of $1,037,510, and 7,630 K-T Shares at a weighted average of $9.44 per K-T Share for gross proceeds of $72,043, for total gross DRIP proceeds of $2,677,414. Additionally, we received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From inception through March 31, 2024, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through March 31, 2024, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$3,004,047	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,259,531

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of March 31, 2024, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $51,296,858.

Subsequent to March 31, 2024 and through May 14, 2024, pursuant to the DRIP Offering, we sold approximately 10,275 K Shares at a weighted average price of $10.95 per share for gross proceeds of $112,516, approximately 7,895 K-I Shares at a weighted average price of $10.95 per share for gross proceeds of $86,456 and approximately 46 K-T Shares at a weighted average price of $11.36 per share for gross proceeds of $518, for total gross proceeds of $199,490 in the DRIP Offering.

We have used the net proceeds from our Public Offering, Private Offering and DRIP Offering to acquire a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of March 31, 2024, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Private Offering, Public Offering, and borrowings. A portion of the net proceeds from our Public Offering, Private Offering and DRIP Offering was also used to fund capital expenditures at the hotel properties and operating expenses.

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

During the three months ended March 31, 2024, we fulfilled repurchase requests and repurchased K-Shares pursuant to the A&R SRP as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
January 2024	5,400	—	$—	(2)
February 2024	41,342	—	$—	(2)
March 2024	11,665	17,169	$11.49	(2)
	58,407	17,169

(1)	We generally repurchase shares approximately 45 days following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in March of 2024 related to repurchase requests received during the prior four quarters, as our board of directors determined that the funding limitation under the share repurchase program was previously reached within those quarters.
(2)	The number of shares that may be redeemed pursuant to the A&R SRP during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). We will also limit repurchases to the net proceeds received pursuant to the DRIP.

During the three months ended March 31, 2024, we repurchased approximately $190,399 of K Shares and $6,936 of K-I Shares. As of March 31, 2024, there were 36 outstanding and unfulfilled repurchase requests for 130,627 K Shares and 5,007 K-I Shares. The following table reflects the activity resulting in the repurchase requests outstanding at March 31, 2024.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	March 31, 2024
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-
				12/7/2023	13,110	$149,824	$11.43	-
				3/7/2024	4,654	$53,189	$11.43	-	25,733
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-
				3/7/2024	1,099	$12,675	$11.53	-	6,078
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	42,022
K	3/31/2024	56,794	(1)	TBD		$	$	-	56,794
Total K Share redemption requests outstanding									130,627

K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036
				12/7/2023	1,041	$12,003	$11.53	-
				3/7/2024	370	$4,261	$11.52	-	2,043
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	1,351
K-I	3/31/2024	1,613	(1)	TBD		$	$	-	1,613
Total K-I Share redemption requests outstainding									5,007

(1)	Our board of directors determined that the funding limitation under the A&R SRP was reached with respect to share repurchase requests for the quarters ended June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Our board of directors approved fourteen additional outstanding repurchase requests received during the three months ended March 31, 2024, and, on May 8, 2024, we repurchased 17,108 K Shares for $197,164 or $11.52 per K Share and 498 K-I Share for $5,658 or $11.36 per K-I Share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

3.3

Articles of Amendment of Procaccianti Hotel REIT, Inc., effective as of March 31, 2020 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 333-217578) filed May 14, 2021 and incorporated herein by reference).

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

10.1

Loan Agreement, by and between PHR STPFL, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.2

Loan Agreement, by and between PHR WNC, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.3

Commercial Note, by and between PHR WNC, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.4

Amended and Restated Commercial Note, by and between PHR STPFL, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.5

Guaranty of Recourse Carve-Outs, by and between Procaccianti Hotel REIT, Inc. and Liberty Bank, dated as of April 26, 2024 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.6

Guaranty of Recourse Carve-Outs, by and between Procaccianti Hotel REIT, Inc. and Liberty Bank, dated as of April 26, 2024 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

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

PROCACCIANTI HOTEL REIT, INC.

Date: May 14, 2024	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)