Form 10-Q
period 2024-06-30
PROCACCIANTI HOTEL REIT, INC.
filed 2024-08-12
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 12, 2024, there were 3,910,354 shares of the Registrant’s Class K common stock issued and outstanding, 1,390,361 shares of the Registrant’s Class K-I common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Property and equipment, net	$96,494,810	$97,949,850
Cash	7,582,377	7,021,695
Restricted cash	3,671,459	3,682,690
Accounts receivable, net	384,772	282,029
Due from related parties	25,000	25,000
Prepaid expenses and other assets, net	1,411,423	1,132,116
Total Assets	$109,569,841	$110,093,380
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,353,523	$64,345,142
Accounts payable, accrued expenses and other, net	3,887,536	2,816,919
Due to related parties	2,859,464	2,208,299
Total Liabilities	71,100,523	69,370,360
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,338,259	1,402,962
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,898,987 and 3,908,712 shares issued and outstanding, respectively	38,990	39,087
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,381,202 and 1,366,446 shares issued and outstanding, respectively	13,812	13,664
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 10 and 2,964 shares issued and outstanding, respectively	1	30
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,358,641	47,356,635
Cumulative income	1,746,355	2,110,753
Cumulative distributions	(16,951,796)	(15,055,010)
Total Stockholders’ Equity	32,213,067	34,472,223
Noncontrolling interest	4,917,992	4,847,835
Total Equity	37,131,059	39,320,058
Total Liabilities and Stockholders’ Equity	$109,569,841	$110,093,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rooms	$7,542,168	$7,164,330	$12,380,385	$11,915,947
Food and beverage	628,305	739,770	916,730	1,034,095
Other operating	365,110	263,499	601,801	482,434
Total revenues	8,535,583	8,167,599	13,898,916	13,432,476
Expenses
Rooms	1,568,087	1,526,032	2,802,152	2,742,919
Food and beverage	423,543	439,658	698,830	698,075
Other property expenses	2,847,263	2,732,762	5,295,637	4,979,633
Property management fees to affiliates	256,105	245,209	417,175	403,239
Corporate general and administrative	366,800	351,690	645,213	705,334
Other fees to affiliates	225,212	215,805	452,818	434,483
Depreciation and amortization	1,067,970	1,018,347	2,111,377	2,029,161
Total expenses	6,754,980	6,529,503	12,423,202	11,992,844
Operating income	1,780,603	1,638,096	1,475,714	1,439,632
Interest expense, net	(988,461)	(724,906)	(1,769,132)	(1,415,761)
Gain (loss) on interest rate swap/cap	(8,637)	(55,589)	7,237	(104,855)
Net income (loss) before income taxes	783,505	857,601	(286,181)	(80,984)
Income tax benefit	6,736	52,612	245,737	185,764
Net income (loss)	790,241	910,213	(40,444)	104,780
Net income attributable to noncontrolling interest	184,249	235,898	379,679	462,403
Net income (loss) attributable to common stockholders	$605,992	$674,315	$(420,123)	$(357,623)
Net income (loss) attributable to Class K common stockholders – basic and diluted	$408,925	$455,156	$(245,580)	$(205,550)
Net income (loss) per Class K common share – basic and diluted	$0.10	$0.12	$(0.06)	$(0.05)
Weighted average number of Class K common shares outstanding – basic and diluted	3,900,212	3,915,989	3,905,247	3,923,536
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$144,545	$157,274	$(86,452)	$(70,814)
Net income (loss) per Class K-I common share – basic and diluted	$0.10	$0.12	$(0.06)	$(0.05)
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,378,628	1,353,125	1,374,774	1,351,715
Net income (loss) attributable to Class K-T common stockholders – basic and diluted	$213	$1,594	$(158)	$(861)
Net income (loss) per Class K-T common share – basic and diluted	$0.10	$0.12	$(0.06)	$(0.05)
Weighted average number of Class K-T common shares outstanding – basic and diluted	2,035	13,713	2,513	16,424
Net income (loss) attributable to Class A common stockholders – basic and diluted	$60,959	$67,577	$(36,562)	$(30,459)
Net income (loss) per Class A common share – basic and diluted	$0.10	$0.12	$(0.06)	$(0.05)
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410	581,410	581,410
Net loss attributable to Class B common stockholders – basic and diluted	$(8,650)	$(7,286)	$(51,371)	$(49,939)
Net loss per Class B common share – basic and diluted	$(0.07)	$(0.06)	$(0.41)	$(0.40)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2023	3,908,712	$39,087	1,366,446	$13,664	2,964	$30	581,410	$5,814	125,000	$1,250	$47,356,635	$2,110,753	$(15,055,010)	$34,472,223	$4,847,835	$39,320,058
Issuance of common stock pursuant to distribution reinvestment plan	10,503	105	7,972	80	46	—	—	—	—	—	202,637	—	—	202,822	—	202,822
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(76)	—	—	(76)	—	(76)
Repurchase of common stock	(16,555)	(166)	(614)	(6)	—	—	—	—	—	—	(197,163)	—	—	(197,335)	—	(197,335)
Noncontrolling interest valuation adjustment		—	—	—	—	—	—	—	—	—	—	(21,946)	—	(21,946)	—	(21,946)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,026,115)	—	(1,026,115)	217,376	(808,739)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(954,807)	(954,807)	—	(954,807)
BALANCE, March 31, 2024	3,902,660	39,026	1,373,804	13,738	3,010	30	581,410	5,814	125,000	1,250	47,362,033	1,062,692	(16,009,817)	32,474,766	5,065,211	37,539,977
Conversion of common stock	3,159	32	—	—	(3,045)	(30)	—	—	—	—	(2)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	10,276	103	7,896	79	45	1	—	—	—	—	199,307	—	—	199,490	—	199,490
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(51)	—	—	(51)	—	(51)
Repurchase of common stock	(17,108)	(171)	(498)	(5)	—	—	—	—	—	—	(202,646)	—	—	(202,822)	—	(202,822)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	77,671	—	77,671	—	77,671
Net income	—	—	—	—	—	—	—	—	—	—	—	605,992	—	605,992	171,281	777,273
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(941,979)	(941,979)	(318,500)	(1,260,479)
BALANCE, June 30, 2024	3,898,987	$38,990	1,381,202	$13,812	10	$1	581,410	$5,814	125,000	$1,250	$47,358,641	$1,746,355	$(16,951,796)	$32,213,067	$4,917,992	$37,131,059

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2022	3,932,526	$39,325	1,345,518	$13,455	29,306	$293	581,410	$5,814	125,000	$1,250	$47,700,045	$892,306	$(11,238,663)	$37,413,825	$5,546,503	$42,960,328
Conversion of common stock	15,899	159	—	—	(15,899)	(159)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,896	119	8,419	84	187	2	—	—	—	—	200,319	—	—	200,524	—	200,524
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(447)	—	—	(447)	—	(447)
Repurchase of common stock	(20,900)	(209)	—	—	—	—	—	—	—	—	(211,308)	—	—	(211,517)	—	(211,517)
Net income (loss)												(1,031,938)		(1,031,938)	248,515	(783,423)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,261)	(958,261)	(232,750)	(1,191,011)
BALANCE March 31, 2023	3,939,421	39,394	1,353,937	13,539	13,594	136	581,410	5,814	125,000	1,250	47,688,609	(139,632)	(12,196,924)	35,412,186	5,562,268	40,974,454
Issuance of common stock pursuant to distribution reinvestment plan	11,594	116	8,367	84	187	2	—	—	—	—	196,845	—	—	197,047	—	197,047
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(322)	—	—	(322)	—	(322)
Repurchase of common stock	(43,151)	(431)	(8,602)	(86)	—	—	—	—	—	—	(528,108)	—	—	(528,625)	—	(528,625)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	(90,635)	—	(90,635)	—	(90,635)
Net Income	—	—	—	—	—	—	—	—	—	—	—	674,315	—	674,315	221,473	895,788
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(937,017)	(937,017)	(343,000)	(1,280,017)
BALANCE June 30, 2023	3,907,864	$39,079	1,353,702	$13,537	13,781	$138	581,410	$5,814	125,000	$1,250	$47,357,024	$444,048	$(13,133,941)	$34,726,949	$5,440,741	$40,167,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(40,444)	$104,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,111,377	2,029,161
Amortization of deferred financing costs and debt discount as interest	11,664	2,118
Amortization of key money loans	(26,750)	(26,350)
(Gain) loss on interest rate swap/cap	(7,237)	104,855
Changes in operating assets and liabilities:
Accounts receivable	(102,743)	34,090
Due from related parties	—	214,608
Prepaid expenses and other assets	(287,044)	(259,077)
Accounts payable, accrued expenses and other	1,104,604	704,562
Due to related parties	651,165	393,913
Net cash provided by operating activities	3,414,592	3,302,660
Cash Flow from Investing Activities:
Capital improvements	(648,600)	(441,882)
Cash used in investing activities	(648,600)	(441,882)
Cash Flows from Financing Activities:
Payment of stockholder servicing fees	(127)	(769)
Proceeds from mortgage note	39,270,000	135,495
Payments of mortgage notes principal	(38,545,151)	(333,886)
Payment of deferred financing costs	(728,132)	(38,534)
Distributions to stockholders	(1,494,474)	(1,497,707)
Distributions to noncontrolling interest	(318,500)	(575,750)
Repurchase of common stock	(400,157)	(740,142)
Net cash used in financing activities	(2,216,541)	(3,051,293)
Increase (decrease) in cash and cash equivalents and restricted cash	549,451	(190,515)
Cash and cash equivalents and restricted cash, beginning of period	10,704,385	11,188,188
Cash and cash equivalents and restricted cash, end of period	$11,253,836	$10,997,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2024	2023
Cash	$7,582,377	$6,994,710
Restricted cash	3,671,459	4,002,963
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$11,253,836	$10,997,673

The Company paid the following amounts for interest and income taxes:

	Six Months Ended June 30,
	2024	2023
Cash paid for interest	$1,670,015	$1,481,204
Cash paid for income taxes	$8,200	$84,537

Supplemental Disclosure of Noncash Transactions

	Six Months Ended June 30,
	2024	2023
Common stock issued pursuant to distribution reinvestment plan	$402,312	$397,571

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

As of June 30, 2024, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through June 30, 2024, the Company received approximately $41,677,066 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $1,680,377 of K Shares, $1,123,965 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At June 30, 2024, the assets of the Company’s VIEs were $62,950,500, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At June 30, 2024, the liabilities of the Company’s VIEs were $42,717,213, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of June 30, 2024, the estimated fair value of the mortgage notes payable was $63,587,806 compared to the carrying value of $65,142,960. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At June 30, 2024 and 2023, reserves for property taxes were $983,086 and $996,529, respectively, reserves for capital improvements were $2,429,674 and $2,876,671, respectively, and reserves for insurance were $87,535 and $29,779, respectively. The Company also included $171,164 and $99,984 of guest advance deposits as restricted cash at June 30, 2024 and 2023, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At June 30, 2024, the Company had no material uncertain tax positions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of June 30, 2024, 5,250 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated EPS for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$605,992	$674,315	$(420,123)	$(357,623)
Less: Class K Common Stock dividends declared and accumulated	678,807	683,420	1,359,367	1,361,950
Less: Class K-I Common Stock dividends declared and accumulated	239,941	236,148	478,542	469,212
Less: Class K-T Common Stock dividends declared and accumulated	354	2,393	875	5,701
Less: Class A Common Stock dividends declared and accumulated	101,191	101,468	202,381	201,821
Undistributed net loss	$(414,301)	$(349,114)	$(2,461,288)	$(2,396,307)
Class K Common Stock:
Undistributed net loss	$(269,882)	$(228,264)	$(1,604,947)	$(1,567,500)
Class K Common Stock dividends declared and accumulated	678,807	683,420	1,359,367	1,361,950
Net income (loss)	$408,925	$455,156	$(245,580)	$(205,550)
Net income (loss) per common share, basic and diluted	$0.10	$0.12	$(0.06)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	3,900,212	3,915,989	3,905,247	3,923,536
Class K-I Common Stock:
Undistributed net loss	$(95,396)	$(78,874)	$(564,994)	$(540,026)
Class K-I Common Stock dividends declared and accumulated	239,941	236,148	478,542	469,212
Net income (loss)	$144,545	$157,274	$(86,452)	$(70,814)
Net income (loss) per common share, basic and diluted	$0.10	$0.12	$(0.06)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	1,378,628	1,353,125	1,374,774	1,351,715
Class K-T Common Stock:
Undistributed net loss	$(141)	$(799)	$(1,033)	$(6,562)
Class K-T Common Stock dividends declared and accumulated	354	2,393	875	5,701
Net income (loss)	$213	$1,594	$(158)	$(861)
Net income (loss) per common share, basic and diluted	$0.10	$0.12	$(0.06)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	2,035	13,713	2,513	16,424
Class A Common Stock:
Undistributed net loss	$(40,232)	$(33,891)	$(238,943)	$(232,280)
Class A Common Stock dividends declared and accumulated	101,191	101,468	202,381	201,821
Net income (loss)	$60,959	$67,577	$(36,562)	$(30,459)
Net income (loss) per common share, basic and diluted	$0.10	$0.12	$(0.06)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410	581,410	581,410
Class B Common Stock:
Undistributed net loss	$(8,650)	$(7,286)	$(51,371)	$(49,939)
Net loss per common share, basic and diluted	$(0.07)	$(0.06)	$(0.41)	$(0.40)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2024:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,532,656
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,252,094

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Land	$14,450,538	$14,450,538
Building and improvements	89,313,497	89,251,274
Furniture, fixtures, and equipment	12,566,357	11,979,979
Total cost	116,330,392	115,681,791
Accumulated depreciation	(19,835,582)	(17,731,941)
Property and equipment, net	$96,494,810	$97,949,850

Depreciation expense for the three months ended June 30, 2024 and 2023 was $1,064,101 and $1,014,479, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $2,103,641 and $2,021,424, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at June 30, 2024, is a $12,820,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,850,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,600,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,532,656 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,252,094 mortgage payable (the “CTI Note”) secured by the Cherry Tree Inn (the “Cherry Tree Inn”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company and cross-collaterized by the Wilmington Note. As of June 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31, 2024.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at the SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company, and is cross collaterized by the St. Petersburg Note. As of June 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31, 2024.

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 25-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2027. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company. As of June 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31, 2024.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and requires monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and was guaranteed by the Company. As of June 30, 2024, we believe the Operating Partnership and its subsidiary for the Hilton

Garden Inn Providence were in compliance with their loan obligations, including applicable covenants, and all required payments were made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of June 30, 2024, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with their loan obligations, including applicable covenants and all required payments have been made as agreed.

Interest expense on mortgage notes payable for the three months ended June 30, 2024 and 2023 was $998,897 and $750,021, respectively. Interest expense on mortgage notes payable for the six months ended June 30, 2024 and 2023 was $1,823,753 and $1,462,257, respectively.

Also included in mortgage notes payable as of June 30, 2024 is $300,170 of net deferred financing costs and debt discounts and premiums. For the three months ended June 30, 2024 and 2023, the Company amortized $16,186 and $1,058, respectively, of net deferred financing costs and debt discounts and premiums as interest expense For the six months ended June 30, 2024 and 2023, the Company amortized $11,664 and $2,118, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

Note 5 – Related Party Transactions

On August 2, 2018, the Company entered into the Amended and Restated Advisory Agreement with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On June 17, 2024, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA for an additional one-year term effective on August 2, 2024.

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

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended June 30, 2024 and 2023, the Sponsor requested reimbursement for $44,706 and $36,620, respectively, of such administrative service expenses. During the six months ended June 30, 2024 and 2023, the Sponsor requested reimbursement for $92,099 and $76,467, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

No acquisition fees were incurred during the three months ended June 30, 2024 and 2023. As of June 30, 2024 and 2023, there were $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,560 and $18,611, respectively, for the three months ended June 30, 2024 and 2023 and $37,120 and $37,017, respectively, for the six months ended June 30, 2023 and 2022. These amounts are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended June 30, 2024 and 2023, the Company incurred $181,576 and $179,184, respectively, in asset management fees. For the six months ended June 30, 2024 and 2023, the Company incurred $362,614 and $358,016, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $10,793 and $8,024 for the three months ended June 30, 2024 and 2023, respectively, $18,877 and $13,309 for the six months ended June 30, 2024 and 2023, respectively, and is included in interest expense on the condensed consolidated statements of operations. At June 30, 2024 and 2023, asset management fees and interest payable of $749,776 and $552,407, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and six months ended June 30, 2024 and 2023.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of June 30, 2024 and 2023 were paid directly by the Company and there have been no reimbursements to PHA.

Organization and Offering Costs

Organization and offering costs (“O&O Costs”) include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, as well as legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. For more information regarding selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, see Note 6 – “Stockholders’ Equity”.

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

The Company recorded O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules and regulations established by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Company’s charter. The Company recognized no O&O Costs for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, the Company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire on March 28, 2025, with one additional automatic one-year extension. The term of the in-place management agreement for the Hotel Indigo Traverse City expires August 14, 2024, with three additional automatic one-year extensions. The terms of the in-place management agreements expire February 26, 2025 and June 3, 2031, respectively, for the Hilton Garden Inn Providence and the Cherry Tree Inn, with four additional automatic one-year extensions.

Aggregate property management fees incurred were $256,105 and $245,209 for the three months ended June 30, 2024 and 2023, respectively, $417,175 and $403,239 for the six months ended June 30, 2024 and 2023, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of June 30, 2024 and 2023, $107,933 and $102,879, respectively, of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $191,322 and $187,238 for the three months ended June 30, 2024 and 2023, respectively, and $383,718 and $342,027 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, $59,839 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended June 30, 2024 and 2023, the Company paid $265,198 and $574,075 respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor (“TPG”), for the reimbursement of prepaid insurance at the hotel properties. During the six months ended June 30, 2024 and 2023, the Company paid $322,248 and $594,143 respectively, to TPG Risk Services, LLC, an affiliate of the Sponsor (“TPG”), for the reimbursement of prepaid insurance at the hotel properties. As of June 30, 2024, the Company had $186,964 due to TPG Risk Services, LLC.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor (“TPG Construction”), $87,135 and $0 during the three months ended June 30, 2024 and 2023, respectively, and $124,033 and $1,952 during the six months ended June 30, 2024 and 2023, respectively, for capital expenditure costs incurred at the hotel properties. Included in the due from related parties balance at June 30, 2024 and 2023, was $25,000 and $47,540, respectively, in receivables from TPG Construction relating to working capital requests to provide funding for vendors and contractor deposits at the Hilton Garden Inn Providence.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three and six months ended June 30, 2024 and 2023.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.53% and 3.87% for the three months ended June 30, 2024 and 2023, respectively, and 4.49% and 3.88% for the six months ended June 30, 2024 and 2023, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. Interest expense was $1,062 and $909 for the three months ended June 30, 2024 and 2023, respectively, $2,107 and $1,812 for the six months ended June 30, 2024 and 2023, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

Note 6 - Stockholders’ Equity

Under the Company’s charter, the total number of shares of capital stock authorized for issuance is 248,125,000, consisting of 55,500,000 K Shares, 55,500,000 K-I Shares, 116,000,000 K-T Shares, 21,000,000 A Shares, and 125,000 B Shares.

The Company’s K Shares, K-I Shares and K-T Shares entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote and to receive distributions as authorized by the Company’s board of directors. Holders of K Shares, K-I Shares and K-T Shares will be entitled to receive cumulative cash distributions on each share at the rate of 7.0% per annum of each share's distribution base. Prior to March 31, 2020, distributions accrued at the rate of 6.0% per annum of each share’s distribution base. The distribution base was initially $10.00 per K Share, $10.00 per K-I Share and $10.00 per K-T Share and was reduced for distributions that the board of directors declares and pays out of net sales proceeds from the sale or disposition of assets to the extent such distributions are not used to pay accumulated, accrued, and unpaid dividends on such K Shares, K-I Shares, and K-T Shares.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of June 30, 2024, the Company had issued 171,509 K Shares, 114,005 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $1,680,377, $1,123,965 and $72,561, respectively. As of June 30, 2024, the Company had issued 1,750 restricted K Shares to each of the Company’s three independent directors for a total of 5,250 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

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

As of June 30, 2024, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of June 30, 2024. As of June 30, 2024, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

As of June 30, 2024, pursuant to Section 5.2.7 of the Company’s charter, 62,639 K-T Shares converted to 63,054 K Shares. During the three and six months ended June 30, 2024, pursuant to Section 5.2.7 of the Company’s charter, there were no conversions of K-T shares to K Shares.

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

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of June 30, 2024, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer

Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of June 30, 2024, the Company recognized $17,632 of stockholder servicing fees in connection with the Public Offering.

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

The Company generally repurchases shares approximately 45 days following the end of the applicable quarter in which requests were received.

The following table reflects the activity resulting in the repurchase requests outstanding at June 30, 2024.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	June 30, 2024
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-
				12/7/2023	13,110	$149,824	$11.43	-
				3/7/2024	4,654	$53,189	$11.43
				5/8/2024	2,531	$29,078	$11.49	-	23,202
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-
				3/7/2024	1,099	$12,675	$11.53
				5/8/2024	596	$6,868	$11.53	-	5,482
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-
				5/8/2024	4,118	$47,486	$11.53		37,904
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-	46,930
K	6/30/2024	142,529		TBD					142,529
Total K Share redemption requests outstanding									256,047

K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036
				12/7/2023	1,041	$12,003	$11.53	-
				3/7/2024	370	$4,261	$11.52	-
				5/8/2024	200	$2,309	$11.55		1,843
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-
				5/8/2024	140	$1,526	$10.90		1,211
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	1,455
Total K-I Share redemption requests outstainding									4,509

(1)	Our board of directors determined that the funding limitation under the A&R SRP was reached with respect to share repurchase requests for the quarters ended June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Distributions

During the six months ended June 30, 2024, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/8/2024	12/31/2023	2/5/2024	2/7/2024	$0.001917808	$690,557	$240,782	$862	$22,606	$954,807
5/3/2024	3/31/2024	4/30/2024	5/1/2024	$0.001912568	680,560	238,600	521	22,299	941,980
					$1,371,117	$479,382	$1,383	$44,905	$1,896,787

During the six months ended June 30, 2023, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/9/2023	12/31/2022	2/6/2023	2/8/2023	$0.001917808	$694,914	$236,910	$3,831	$22,606	$958,261
5/4/2023	3/31/2023	4/26/2023	5/3/2023	$0.001917808	678,982	233,064	2,856	22,115	937,017
					$1,373,896	$469,974	$6,687	$44,721	$1,895,278

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

On August 2, 2024, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2024, to the holders of record of K Shares, K-I Shares and K-T shares as of the close of business on August 5, 2024. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of June 30, 2024, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since June 30, 2024 was $678,795, or $0.0019125683 per K Share per day, $239,941, or $0.0019125683 per K-I Share per day, and $366, or $0.0019125683 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on August 7, 2024.

On August 2, 2024, the Company’s board of directors authorized the payment of distributions with respect to the Class K OP Units outstanding as of June 30, 2024, to the holders of record of Class K OP Units as of the close of business on May 1, 2024. With respect to the Class K OP Units outstanding as of June 30, 2024, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since June 30, 2024 was $22,299, or $0.0019125683 per Class K OP Unit. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on August 7, 2024.

Note 7 - Income Taxes

The Company recognized consolidated income tax benefit of $6,736 and $52,612 for the three months ended June 30, 2024 and 2023, respectively. The Company recognized a consolidated income tax benefit of $245,737 and $185,764 for the six months ended June 30, 2024 and 2023, respectively. These amounts relate to the operations of the Company’s TRSs.

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

Factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	the impacts of artificial intelligence (“AI”) related to data privacy;
●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;
●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;
●	domestic and global political risks and uncertainties, including the war in Ukraine, tensions between China and the United States, unrest in the Middle East and other economic disruptions and U.S. and global recession concerns, on our financial condition and results of operations;
●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	events beyond our control, such as war, terrorist or cyber-attacks, pandemics or epidemics, mass casualty events, government shutdowns and closures, travel-related health concerns and natural disasters;
●	changes in economic conditions generally and the real estate and debt markets specifically;

●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles (“GAAP”).

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of June 30, 2024, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through June 30, 2024, we received approximately $41,677,066 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $1,680,377 of K Shares, $1,123,965 of K-I Shares and $72,561 K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

		Estimated Per Share NAV
Valuation Date	Effective Date	Class K	Class K-I	Class K-T	Class A	Class B
March 31, 2024	June 17, 2024	$10.17	$10.17	$12.23	$9.82	$0.00
March 31, 2023	June 27, 2023	$11.53	$11.53	$11.96	$22.76	$14.77
March 31, 2022	June 27, 2022	$10.29	$10.29	$10.29	$13.34	$1.25
March 31, 2021	June 9, 2021	$9.85	$9.77	$9.85	$0.00	$0.00
March 31, 2020	June 10, 2020	$8.56	$8.55	$8.56	$0.00	$0.00
March 31, 2019	May 23, 2019	$10.00	$10.00	$10.00	$3.97	$0.00

Components of NAV	3/31/2024
Real Estate	$125,620,000
Mortgage Notes Payable	(62,963,558)
Other Assets	10,934,792
Other Liabilities	(5,036,385)
Noncontrolling Interest	(7,847,862)
NAV	$60,706,987

Components of NAV by Share Class	Class K	Class K-I	Class K-T	Class A	Class B	Total
Accrued Unpaid Distributions	$672,843	$239,381	$6,702	$2,287,044	$-	$3,205,970
Liquidation Preference	40,307,849	13,738,038	30,098	3,425,032	-	$57,501,017
Remaining Distribution Allocation	-	-	-	-	-	$-
NAV	$40,980,692	$13,977,419	$36,800	$5,712,076	$-	$60,706,987
Shares Outstanding	4,030,785	1,373,804	3,010	581,410	125,000
Estimated Per Share NAV	$10.17	$10.17	$12.23	$9.82	$0.00

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended June 30, 2024 and 2023, the Sponsor requested reimbursement for $47,393 and $39,847, respectively, of such administrative service expenses. Of these amounts, $28,468 is included in due to related parties on the condensed consolidated balance sheet as of June 30, 2024.

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

We incurred operating expenses of approximately $1,288,254 during the twelve months ended June 30, 2024, which was within the 2% of average invested assets and 25% of net income limitations (as defined in our charter).

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at June 30, 2024.

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

For information on distributions paid during the three months ended June 30, 2024, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows distributions paid during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
Distributions paid in cash	$1,494,474		$1,497,707
Distributions reinvested	402,312		397,571
Total distributions	$1,896,786		$1,895,278
Source of distributions:
Cash flows provided by operations	$1,494,474	79%	$1,497,707	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	402,312	21%	397,571	21%
Total sources	$1,896,786	100%	$1,895,278	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the three months ended June 30, 2024 and 2023 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2024 and 2023.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to

$7,542,168 for the three months ended June 30, 2024 from $7,164,330 for the three months ended June 30, 2023. The net increase of $377,838, or 5.27%, was largely due to increases in occupancy offset by decreases in ADR (as defined in the table below).

The following presents the hotel operating results for the three months ended June 30, 2024:

	Total Portfolio
	April	May	June
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	72.59%	77.86%	81.27%
Average Daily Rate (“ADR”)	$162.20	$192.71	$219.43
Revenue Per Available Room (“RevPAR”)	$117.61	$148.46	$178.72

The following presents the hotel operating results for the three months ended June 30, 2023:

	Total Portfolio
	April	May	June
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	66.77%	71.74%	80.19%
ADR	$160.13	$194.68	$226.01
RevPAR	$107.44	$138.24	$180.88

A comparison of hotel rooms revenues for the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$1,521,568	$1,292,130	$229,438	17.76%
Staybridge Suites St. Petersburg	1,434,278	1,494,061	(59,783)	(4.00)%
Hotel Indigo Traverse City	1,777,944	1,753,684	24,260	1.38%
Hilton Garden Inn Providence	1,802,871	1,633,423	169,448	10.37%
Cherry Tree Inn	1,005,507	991,032	14,475	1.46%
	$7,542,168	$7,164,330	$377,838	5.27%

The increase in rooms revenues of $229,438, or 17.76%, at the Springhill Suites Wilmington is driven by an increase in both occupancy and ADR. Occupancy at the Springhill Suites Wilmington increased from 75.55% for the three months ended June 30, 2023, to 86.32% for the three months ended June 30, 2024. The ADR at the Springhill Suites Wilmington increased from $156.57 for the three months ended June 30, 2023, to $161.46 for the three months ended June 30, 2024, an increase of 3.12%.

The decrease in rooms revenues of $59,783, or 4.00%, at the Staybridge Suites St. Petersburg is primarily driven by a decrease in both occupancy and ADR. Occupancy at the Staybridge Suites St. Petersburg decreased from 82.10% for the three months ended June 30, 2023, to 80.18% for the three months ended June 30, 2024. The ADR at the Staybridge Suites St. Petersburg decreased from $167.93 for the three months ended June 30, 2023, to $165.25 for the three months ended June 30, 2024, a decrease of 1.60%.

The increase in rooms revenues of $24,260, or 1.38%, at the Hotel Indigo Traverse City is primarily driven by an increase in ADR. The ADR at the Hotel Indigo Traverse City increased from $218.96 for the three months ended June 30, 2023 to $222.47 for the three months ended June 30, 2024, an increase of 1.60%. Occupancy at the Hotel

Indigo Traverse City decreased from 81.00% for the three months ended June 30, 2023 to 80.60% for the three months ended June 30, 2024.

The increase in rooms revenues of $169,448, or 10.37%, at the Hilton Garden Inn Providence is primarily driven by an increase in occupancy compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 61.76% for the three months ended June 30, 2023 to 68.73% for the three months ended June 30, 2024. The ADR at the Hilton Garden Inn Providence decreased from $211.00 for the three months ended June 30, 2023 to $210.15 for the three months ended June 30, 2024, a decrease of 0.40%.

The increase in rooms revenues of $14,475, or 1.46%, at the Cherry Tree Inn is primarily driven by an increase in occupancy compared to the prior year. Occupancy at the Cherry Tree Inn increased from 64.31% for the three months ended June 30, 2023 to 68.96% for the three months ended June 30, 2024. The ADR at the Cherry Tree Inn decreased from $213.47 for the three months ended June 30, 2023 to $202.53 for the three months ended June 30, 2024, a decrease of 5.12%.

Food and beverage revenues

Food and beverage revenues decreased to $628,305 for the three months ended June 30, 2024 from $739,770 for the three months ended June 30, 2023. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $111,465 decrease from the prior year period is primarily due to inclement weather at TCI, correlating to a decrease in food and beverage revenue of the rooftop restaurant during the three months ended June 30, 2024.

Other operating revenues

Other operating revenues increased to $365,110 for the three months ended June 30, 2024, from $263,499 for the three months ended June 30, 2023. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $101,611 increase from the prior year period is primarily due to increases in resort fees at the Cherry Tree Inn and parking revenues.

Rooms expenses

Rooms expenses increased to $1,568,087 for the three months ended June 30, 2024 from $1,526,032 for the three months ended June 30, 2023. The $42,055 net increase in rooms expenses is primarily due to increased housekeeping and complimentary breakfast expenses resulting from the overall increase in occupancy. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,568,087 and $1,526,032 represent 20.8% and 21.3% of rooms revenues for the three-month period ended June 30, 2024 and 2023, respectively.

Food and beverage expenses

Food and beverage expenses were $423,543 and $439,638 for the three months ended June 30, 2024 and 2023, respectively. The $16,095 decrease in food and beverage expenses is primarily due to lower occupancy. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 67.4% and 59.4% of food and beverage revenues for the three-month period ended June 30, 2024 and 2023, respectively.

Other property expenses

Other property expenses were $2,847,263 and $2,732,762, for the three months ended June 30, 2024 and 2023, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $114,501 increase in other property expenses is primarily driven by an increase in management costs.

Property management fees to affiliates

Property management fees to affiliates were $256,105 and $245,209 for the three months ended June 30, 2024 and 2023, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $366,800 and $351,690 for the three months ended June 30, 2024 and 2023, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $225,212 and $215,805 for the three months ended June 30, 2024 and 2023, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $181,576 for the three months ended June 30, 2024 from $179,185 for the three months ended June 30, 2023.Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $44,706 and $36,620 during the three months ended June 30, 2024 and 2023, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $1,067,970 and $1,018,347 for the three months ended June 30, 2024 and 2023, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $988,461 and $724,906 for the three months ended June 30, 2024 and 2023, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended June 30, 2024, we incurred $49,267 of interest expense relating to the amortization of the fair value of debt premium, offset by $33,081 relating to the amortization of deferred financing costs and debt discounts. For the three months ended June 30, 2023, we incurred $34,138 of interest expense relating to the amortization of the fair value of debt premium, offset by $33,079 relating to the amortization of deferred financing costs and debt discounts.

Interest income on interest-bearing cash accounts was $58,378 and $55,589 for three months ended June 30, 2024 and 2023, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain (Loss) on interest rate swap/cap

Unrealized loss on our interest rate swap was $8,637 for the three months ended June 30, 2024 and $55,589 for the three months ended June 30, 2023. The interest rate swap was terminated in connection with the June 6, 2024 refinancing of the TCI Note.

Income tax expense/benefit

Income tax benefit was $6,736 and $52,612 for the three months ended June 30, 2024 and 2023, respectively. They related to activity at the TRSs.

Net Income

For the three months ended June 30, 2024 and 2023, we had net income of $790,241 and $910,213, respectively. The decrease in net income of $119,972 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $184,249 and $235,898 for the three months ended June 30, 2024 and 2023, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $12,380,385 for the six months ended June 30, 2024 from $11,915,947 for the six months ended June 30, 2023. The net increase of $464,438 or 3.9%, was largely due to increases in occupancy.

The following presents the hotel operating results for the two quarters ended June 30, 2024:

	First	Second
	Quarter	Quarter
	2024	2024
Number of hotels	5	5
Number of rooms	559	559
Average Occupancy Percentage	61.56%	77.25%
ADR	$150.60	$191.46
RevPar	$95.11	$148.27

The following presents the hotel operating results for the two quarters ended June 30, 2023:

	First	Second
	Quarter	Quarter
	2023	2023
Number of hotels	5	5
Number of rooms	559	559
Average Occupancy Percentage	61.13%	73.03%
ADR	$149.96	$192.03
RevPar	$94.60	$140.87

A comparison of hotel rooms revenues for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$2,437,911	$2,092,911	$345,000	16.48%
Staybridge Suites St. Petersburg	3,147,694	3,295,862	(148,168)	(4.50)%
Hotel Indigo Traverse City	2,533,464	2,565,667	(32,203)	(1.26)%
Hilton Garden Inn Providence	2,896,393	2,555,932	340,461	13.32%
Cherry Tree Inn	1,364,923	1,405,575	(40,652)	(2.89)%
	$12,380,385	$11,915,947	$464,438	3.90%

The increase in rooms revenues of $345,000, or 16.48%, at the Springhill Suites Wilmington is driven by an increase in occupancy. Occupancy at the Springhill Suites Wilmington increased from 68.55% for the six months ended June 30, 2023, to 79.61% for the six months ended June 30, 2024. The ADR at the Springhill Suites Wilmington decreased slightly from $140.56 for the six months ended June 30, 2023, to $140.22 for the six months ended June 30, 2024, a decrease of 0.02%.

The decrease in rooms revenues of $148,168, or 4.5%, at the Staybridge Suites St. Petersburg is primarily driven by a decrease in occupancy. Occupancy at the Staybridge Suites St. Petersburg decreased from 81.33% for the six months ended June 30, 2023, to 76.18% for the six months ended June 30, 2024. The ADR at the Staybridge Suites St. Petersburg increased from $188.14 for the six months ended June 30, 2023, to $190.78 for the six months ended June 30, 2024, an increase of 1.40%.

The decrease in rooms revenues of $32,203, or 1.26%, at the Hotel Indigo Traverse City is primarily driven by a decrease in occupancy. Occupancy at the Hotel Indigo Traverse City decreased from 72.17% for the six months ended June 30, 2023 to 69.45% for the six months ended June 30, 2024. The ADR at the Hotel Indigo Traverse City increased from $183.56 for the six months ended June 30, 2023 to $187.33 for the six months ended June 30, 2024, an increase of 2.05%.

The increase in rooms revenues of $340,461 or 13.32%, at the Hilton Garden Inn Providence is primarily driven by an increase in occupancy compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 55.01% for the six months ended June 30, 2023 to 62.04% for the six months ended June 30, 2024. The ADR at the Hilton Garden Inn Providence decreased from $187.38 for the six months ended June 30, 2023 to $187.25 for the six months ended June 30, 2024, a negligible decrease.

The decrease in rooms revenues of $40,562, or 2.89%, at the Cherry Tree Inn is primarily driven by a decrease in both occupancy and ADR compared to the prior year. Occupancy at the Cherry Tree Inn decreased from 56.88% for the six months ended June 30, 2023 to 55.91% for the six months ended June 30, 2024. The ADR at the Cherry Tree Inn decreased from $179.63 for the six months ended June 30, 2023 to $176.48 for the six months ended June 30, 2024, a decrease of 1.75%.

Food and beverage revenues

Food and beverage revenues decreased to $916,730 for the six months ended June 30, 2024 from $1,034,095 for the six months ended June 30, 2023. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $117,365 decrease from the prior year period is primarily due to inclement weather at TCI, correlating to a decrease in food and beverage revenue of the rooftop restaurant during the six months ended June 30, 2024.

Other operating revenues

Other operating revenues increased to $601,801 for the six months ended June 30, 2024, from $482,434 for the six months ended June 30, 2023. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $119,367 increase from the prior year period is primarily due to an increase in parking revenues and an increase in resort fees at CTI.

Rooms expenses

Rooms expenses increased to $2,802,152 for the six months ended June 30, 2024 from $2,742,919 for the six months ended June 30, 2023. The $59,233 net increase in rooms expenses is primarily due to increased housekeeping and complimentary breakfast expenses resulting from the overall increase in occupancy. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $2,802,152 and $2,742,919 represent 22.6% and 23.0% of rooms revenues for the three-month period ended June 30, 2024 and 2023, respectively.

Food and beverage expenses

Food and beverage expenses were $698,830 and $698,075 for the six months ended June 30, 2024 and 2023, respectively. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 76.2% and 67.5% of food and beverage revenues for the six-month period ended June 30, 2024 and 2023, respectively. The percentage increase is primarily due to the decrease in occupancy.

Other property expenses

Other property expenses were $5,295,637 and $4,979,633, for the six months ended June 30, 2024 and 2023, respectively. The $316,004 increase in other property expenses is primarily driven by an increase in management fees, maintenance and professional fees. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $417,175 and $403,239 for the six months ended June 30, 2024 and 2023, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $645,213 and $705,334 for the six months ended June 30, 2024 and 2023, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $452,818 and $434,483 for the six months ended June 30, 2024 and 2023, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $362,614 for the six months ended June 30, 2024 from $358,016 for the six months ended June 30, 2023. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $92,099 and $76,467 in the six months ended June 30, 2024 and 2023, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $2,111,377 and $2,029,161 for the six months ended June 30, 2024 and 2023, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $1,769,132 and $1,415,761 for the six months ended June 30, 2024 and 2023, respectively. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the six months ended June 30, 2024, we incurred $77,824 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $66,160 relating to the amortization of the fair value of debt premium. For the six months ended June 30, 2023, we incurred $68,276 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $66,158 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $125,729 and $104,013 for six months ended June 30, 2024 and 2023, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate cap

Gain on our interest rate swap was $7,237 for the six months ended June 30, 2024. Unrealized loss on our interest rate cap was $104,855 for the six months ended June 30, 2023. The interest rate swap was terminated in connection with the June 6, 2024 refinancing of the TCI Note.

Income tax benefit

Income tax benefit was $245,737 for the six months ended June 30, 2024. Income tax benefit was $185,764 for the six months ended June 30, 2023. They related to activity at the TRSs.

Net income/loss

For the six months ended June 30, 2024 and 2023, we had net loss of $40,444 and net income of $104,780 respectively. The decrease in net income of $145,224 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $379,679 for the six months ended June 30, 2024 compared to net income relating to noncontrolling interests of $462,403 for the six months ended June 30, 2023. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Operating Partnership Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

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

Cash Flows Provided by Operating Activities

During the six months ended June 30, 2024 and 2023, we owned an interest in five hotel properties. During the six months ended June 30, 2024, net cash provided by operating activities was $3,414,592 compared to the net cash provided by operating activities of $3,302,660 for the six months ended June 30, 2023. Our operating cash flows during the six months ended June 30, 2024, were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the six months ended June 30, 2023 were the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate cap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions or improvements of real estate and real-estate related investments. During the six months ended June 30, 2024, net cash used in investing activities was $648,600 and was the result of capital improvements at our hotel properties. During the six months ended June 30, 2023, net cash used in investing activities was $441,882 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was $2,216,541. We refinanced the notes secured by the Springhill Suites Wilmington (the “Wilmington Note”), the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) and the note secured by the Hotel Indigo, Traverse City (the “Indigo Note”), paying the old notes of $10,569,193, $12,497,424 and $15,092,000, and borrowing $10,850,000, $12,820,000 and $15,600,000, respectively . During the six months ended June 30, 2024, we made other principal payments on the Wilmington Note, the St. Petersburg Note, the note secured by the Hilton Garden Inn Providence (the “HGI Note”) and the note secured by the Cherry Tree Inn (the “CTI Note”) totaling $38,545,151. During the six months ended June 30, 2024, we paid cash distributions of $1,494,474 to stockholders with proceeds from operations. During the three months ended June 30, 2024, we repurchased $400,157 of outstanding shares of common stock. Additionally, we paid stockholder servicing fees totaling $127.

During the six months ended June 30, 2023, net cash used in financing activities was $3,051,293. We paid stockholder servicing fees totaling $769. We received $135,495 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the Wilmington Note, the St. Petersburg Note, and the HGI Note totaling $333,886. We paid deferred financing costs of $38,534 related to extending the TCI Note. We paid cash distributions of $1,497,707 to stockholders with proceeds from operations. Cash flow from financing activities for the six months ended June 30, 2023, also includes $575,750 of distributions to noncontrolling interests. Additionally, we repurchased $740,142 of outstanding shares of common stock.

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

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board, or 7.025%, during the initial three year term. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 25-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjust to a constant maturnity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2029. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company. As of June 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31 2024.

The HGI Note requires monthly interest and principal payments based on a 30-year amortization schedule at a fixed rate of 4.25%. As of June 30, 2024, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company and is cross-collaterized by the Wilmington Note. As of June 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31, 2024.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at the SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company, and is cross collaterized by the St. Petersburg Note. As of June 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31, 2024.

The note secured by the Cherry Tree Inn requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of June 30, 2024, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of June 30, 2024 are as follows:

	2024	2025-2026	2027-2028	Thereafter	Total
Outstanding debt obligations	$274,729	$25,808,827	$768,922	$38,162,225	$65,014,702
Interest payments on outstanding debt obligations	1,938,257	6,930,509	5,891,727	1,273,772	16,034,265
Total	$2,212,986	$32,739,336	$6,660,649	$39,435,997	$81,048,967

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net income (loss) to MFFO:
Net income (loss)	$790,241	$910,213	$(40,444)	$104,780
Depreciation and amortization	1,067,970	1,018,347	2,111,377	2,029,161
FFO	1,858,211	1,928,560	2,070,933	2,133,941
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(184,249)	(235,898)	(379,679)	(462,403)
Depreciation and amortization attributable to noncontrolling interest	(179,882)	(175,309)	(352,633)	(349,518)
FFO attributable to common stockholders	1,494,080	1,517,353	1,338,621	1,322,020
Amortization of deferred financing costs and debt discounts and premiums as interest	16,186	1,058	11,664	2,118
Unrealized (gain) loss on interest rate swap/cap	8,637	55,589	(7,237)	104,855
MFFO attributable to common stockholders	$1,518,903	$1,574,000	$1,343,048	$1,428,993

Related-Party Transactions and Agreements

We have entered into agreements with PHA and its affiliates whereby we pay or paid certain fees to, or reimburse certain expenses of, PHA or its affiliates for acquisition fees and expenses, asset management fees, disposition fees, property management fees, O&O Costs and reimbursement of certain operating costs. Refer to Note 5 – “Related Party Transactions” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2024, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2024, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2019, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the COVID-19 pandemic, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 9, 2021, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. On June 27, 2022, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2022, as follows: (i) $10.29 per K Share, (ii) $10.29 per K-I Share, (iii) $10.29 per K-T Share, (iv) $13.34 per A Share, and (v) $1.25 per B Share and revised the DRIP share prices. On June 27, 2023, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2023, as follows: (i) $11.53 per K Share, (ii) $11.53 per K-I Share, (iii) $11.96 per K-T Share, (iv) $22.76 per A Share, and (v) $14.77 per B Share and revised the DRIP share prices. On June 17, 2024, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of June 30, 2024, as follows: (i) $10.17 per K Share, (ii) $10.17 per K-I Share, (iii) $12.23 per K-T Share, (iv) $9.82 per A Share, and (v) $0.00 per B Share and revised the DRIP share prices.

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through June 30, 2024, pursuant to the DRIP, we issued 171,509 K Shares to investors at a weighted average of $9.80 per K Share for gross proceeds of $1,680,377, 114,005 K-I Shares at a weighted average of $9.86 per K-I Share for gross proceeds of $1,123,965, and 7,676 K-T Shares at a weighted average of $9.45 per K-T Share for gross proceeds of $72,561, for total gross DRIP proceeds of $2,876,904. Additionally, we received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From inception through June 30, 2024, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through June 30, 2024, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions, stockholder servicing fees and dealer manager fees	$3,004,097	Actual
Other organization and offering costs	3,255,484	Actual
Total	$6,259,581

The amounts above were charged against additional paid in capital on the condensed consolidated balance sheet to the extent that the total organization and offering costs recognized would not exceed 15% of gross proceeds from the Public Offering.

As of June 30, 2024, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $51,496,348.

Subsequent to June 30, 2024 and through August 12, 2024, pursuant to the DRIP Offering, we sold approximately 11,320 K Shares at a weighted average price of $9.66 per share for gross proceeds of $109,349, approximately 9,159 K-I Shares at a weighted average price of $9.66 per share for gross proceeds of $88,478 for total gross proceeds of $197,827 in the DRIP Offering.

Share Repurchase Program

On October 26, 2018, our board of directors approved and adopted the Amended and Restated Share Repurchase Program (the “A&R SRP”) that may provide an opportunity for stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. Refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for a discussion of the details of the A&R SRP.

During the three months ended June 30, 2024, we fulfilled repurchase requests and repurchased K-Shares pursuant to the A&R SRP as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased (1)	Programs	Paid per Share	the Program
April 2024	23,992	—	$—	(2)
May 2024	118,537	17,606	$11.52	(2)
June 2024	—	—	$—	(2)
	142,529	17,606

(1)	We generally repurchase shares approximately 45 days following the end of each fiscal quarter in which repurchase requests are received. The shares repurchased in May of 2024 related to repurchase requests received during the prior four quarters, as our board of directors determined that the funding limitation under the share repurchase program was previously reached within those quarters.
(2)	The number of shares that may be redeemed pursuant to the A&R SRP during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). We will also limit repurchases to the net proceeds received pursuant to the DRIP.

During the three months ended June 30, 2024, we repurchased approximately $197,163 of K Shares and $5,658 of K-I Shares. As of June 30, 2024, there were 260,556 outstanding and unfulfilled repurchase requests for 256,047 K Shares and 4,509 K-I Shares. The following table reflects the activity resulting in the repurchase requests outstanding at June 30, 2024.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	June 30, 2024
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-
				12/7/2023	13,110	$149,824	$11.43	-
				3/7/2024	4,654	$53,189	$11.43
				5/8/2024	2,531	$29,078	$11.49	-	23,202
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-
				3/7/2024	1,099	$12,675	$11.53
				5/8/2024	596	$6,868	$11.53	-	5,482
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-
				5/8/2024	4,118	$47,486	$11.53		37,904
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-	46,930
K	6/30/2024	142,529		TBD					142,529
Total K Share redemption requests outstanding									256,047

K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036
				12/7/2023	1,041	$12,003	$11.53	-
				3/7/2024	370	$4,261	$11.52	-
				5/8/2024	200	$2,309	$11.55		1,843
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-
				5/8/2024	140	$1,526	$10.90		1,211
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	1,455
Total K-I Share redemption requests outstainding									4,509

(1)Our board of directors determined that the funding limitation under the A&R SRP was reached with respect to share repurchase requests for the quarters ended June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

10.7

Commercial Real Estate Mortgage Loan Agreement, by and between PHR TCI, LLC, and Bershire Bank, dated June 6, 2024 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed June 10, 2024 and intcorporated herein by reference).

10.8

Promissory Note, by and between PHR TCI, LLC, and Berkshire Bank, dated June 6, 2024 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed June 10, 2024 and intcorporated herein by reference).

10.9

Limited Guaranty, by and between Procaccianti Hotel REIT, Inc. and Berkshire Bank, dated as of June 6, 2022 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed June 10, 2024 and intcorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56272), on June 20, 2024, and incorporated by reference herein).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

PROCACCIANTI HOTEL REIT, INC.

Date: August 12, 2024	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)