Form 10-Q
period 2024-09-30
PROCACCIANTI HOTEL REIT, INC.
filed 2024-11-12
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 12, 2024, there were 3,902,512 shares of the Registrant’s Class K common stock issued and outstanding, 1,399,796 shares of the Registrant’s Class K-I common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Property and equipment, net	$95,733,991	$97,949,850
Cash	8,545,826	7,021,695
Restricted cash	3,467,970	3,682,690
Accounts receivable, net	345,121	282,029
Due from related parties	25,000	25,000
Prepaid expenses and other assets, net	1,473,064	1,132,116
Total Assets	$109,590,972	$110,093,380
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,235,615	$64,345,142
Accounts payable, accrued expenses and other, net	3,463,218	2,816,919
Due to related parties	2,118,654	2,208,299
Total Liabilities	69,817,487	69,370,360
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,391,695	1,402,962
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,890,740 and 3,908,712 shares issued and outstanding, respectively	38,908	39,087
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,390,361 and 1,366,446 shares issued and outstanding, respectively	13,904	13,664
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 0 and 2,964 shares issued and outstanding, respectively	—	30
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,357,333	47,356,635
Cumulative income	4,243,543	2,110,753
Cumulative distributions	(17,893,197)	(15,055,010)
Total Stockholders’ Equity	33,767,555	34,472,223
Noncontrolling interest	4,614,235	4,847,835
Total Equity	38,381,790	39,320,058
Total Liabilities and Stockholders’ Equity	$109,590,972	$110,093,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rooms	$9,759,659	$9,577,029	$22,140,044	$21,492,976
Food and beverage	990,011	1,061,479	1,906,741	2,095,574
Other operating	450,203	347,705	1,052,004	830,139
Total revenues	11,199,873	10,986,213	25,098,789	24,418,689
Expenses
Rooms	1,730,483	1,710,208	4,532,635	4,453,127
Food and beverage	564,890	550,315	1,263,720	1,248,390
Other property expenses	3,152,258	3,040,061	8,447,895	8,019,694
Property management fees to affiliates	335,856	329,697	753,031	732,936
Corporate general and administrative	280,147	320,940	925,360	1,026,274
Other fees to affiliates	230,795	209,558	683,613	644,041
Depreciation and amortization	1,079,125	1,031,180	3,190,502	3,060,341
Total expenses	7,373,555	7,191,959	19,796,757	19,184,803
Operating income	3,826,318	3,794,254	5,302,032	5,233,886
Interest expense, net	(986,900)	(744,035)	(2,756,032)	(2,159,796)
Gain (loss) on interest rate swap/cap	—	(42,035)	7,237	(146,890)
Net income before income taxes	2,839,418	3,008,184	2,553,237	2,927,200
Income tax expense	(261,801)	(193,881)	(16,064)	(8,117)
Net income	2,577,617	2,814,303	2,537,173	2,919,083
Net income attributable to noncontrolling interest	80,429	184,066	460,108	646,469
Net income attributable to common stockholders	$2,497,188	$2,630,237	$2,077,065	$2,272,614
Net income attributable to Class K common stockholders – basic and diluted	$1,638,937	$1,731,429	$1,396,033	$1,528,347
Net income per Class K common share – basic and diluted	$0.42	$0.44	$0.36	$0.39
Weighted average number of Class K common shares outstanding – basic and diluted	3,897,256	3,906,944	3,902,563	3,917,945
Net income attributable to Class K-I common stockholders – basic and diluted	$583,171	$601,656	$493,240	$528,069
Net income per Class K-I common share – basic and diluted	$0.42	$0.44	$0.36	$0.39
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,386,677	1,357,628	1,378,771	1,353,707
Net income attributable to Class K-T common stockholders – basic and diluted	$2	$6,149	$597	$6,079
Net income per Class K-T common share – basic and diluted	$0.42	$0.44	$0.36	$0.39
Weighted average number of Class K-T common shares outstanding – basic and diluted	3	13,876	1,670	15,566
Net income attributable to Class A common stockholders – basic and diluted	$244,506	$257,662	$207,985	$226,803
Net income per Class A common share – basic and diluted	$0.42	$0.44	$0.36	$0.39
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410	581,410	581,410
Net Income (loss) attributable to Class B common stockholders – basic and diluted	$30,573	$33,341	$(20,790)	$(16,684)
Net Income (loss) per Class B common share – basic and diluted	$0.24	$0.27	$(0.17)	$(0.13)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2023	3,908,712	$39,087	1,366,446	$13,664	2,964	$30	581,410	$5,814	125,000	$1,250	$47,356,635	$2,110,753	$(15,055,010)	$34,472,223	$4,847,835	$39,320,058
Issuance of common stock pursuant to distribution reinvestment plan	10,503	105	7,972	80	46	—	—	—	—	—	202,637	—	—	202,822	—	202,822
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(76)	—	—	(76)	—	(76)
Repurchase of common stock	(16,555)	(166)	(614)	(6)	—	—	—	—	—	—	(197,163)	—	—	(197,335)	—	(197,335)
Noncontrolling interest valuation adjustment		—	—	—	—	—	—	—	—	—	—	(21,946)	—	(21,946)	—	(21,946)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,026,115)	—	(1,026,115)	217,376	(808,739)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(954,807)	(954,807)	—	(954,807)
BALANCE, March 31, 2024	3,902,660	39,026	1,373,804	13,738	3,010	30	581,410	5,814	125,000	1,250	47,362,033	1,062,692	(16,009,817)	32,474,766	5,065,211	37,539,977
Conversion of common stock	3,159	32	—	—	(3,045)	(30)	—	—	—	—	(2)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	10,276	103	7,896	79	45	1	—	—	—	—	199,307	—	—	199,490	—	199,490
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(51)	—	—	(51)	—	(51)
Repurchase of common stock	(17,108)	(171)	(498)	(5)	—	—	—	—	—	—	(202,646)	—	—	(202,822)	—	(202,822)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	77,671	—	77,671	—	77,671
Net income	—	—	—	—	—	—	—	—	—	—	—	605,992	—	605,992	171,281	777,273
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(941,979)	(941,979)	(318,500)	(1,260,479)
BALANCE, June 30, 2024	3,898,987	$38,990	1,381,202	$13,812	10	$1	581,410	$5,814	125,000	$1,250	$47,358,641	$1,746,355	$(16,951,796)	$32,213,067	$4,917,992	$37,131,059
Conversion of common stock	12	—	—	—	(10)	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,357	114	9,159	92	—	(1)	—	—	—	—	197,986	—	—	198,191	—	198,191
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(19,616)	(196)	—	—	—	—	—	—	—	—	(199,294)	—	—	(199,490)	—	(199,490)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26,993
Net income	—	—	—	—	—	—	—	—	—	—	—	2,497,188	—	2,497,188	26,993	2,166,438
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(941,401)	(941,401)	(330,750)	(941,401)
BALANCE, September 30, 2024	3,890,740	$38,908	1,390,361	$13,904	—	$—	581,410	$5,814	125,000	$1,250	$47,357,333	$4,243,543	$(17,893,197)	$33,767,555	$4,614,235	$38,381,790

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2022	3,932,526	$39,325	1,345,518	$13,455	29,306	$293	581,410	$5,814	125,000	$1,250	$47,700,045	$892,306	$(11,238,663)	$37,413,825	$5,546,503	$42,960,328
Conversion of common stock	15,899	159	—	—	(15,899)	(159)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,896	119	8,419	84	187	2	—	—	—	—	200,319	—	—	200,524	—	200,524
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(447)	—	—	(447)	—	(447)
Repurchase of common stock	(20,900)	(209)	—	—	—	—	—	—	—	—	(211,308)	—	—	(211,517)	—	(211,517)
Net income (loss)												(1,031,938)		(1,031,938)	248,515	(783,423)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(958,261)	(958,261)	(232,750)	(1,191,011)
BALANCE March 31, 2023	3,939,421	39,394	1,353,937	13,539	13,594	136	581,410	5,814	125,000	1,250	47,688,609	(139,632)	(12,196,924)	35,412,186	5,562,268	40,974,454
Issuance of common stock pursuant to distribution reinvestment plan	11,594	116	8,367	84	187	2	—	—	—	—	196,845	—	—	197,047	—	197,047
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(322)	—	—	(322)	—	(322)
Repurchase of common stock	(43,151)	(431)	(8,602)	(86)	—	—	—	—	—	—	(528,108)	—	—	(528,625)	—	(528,625)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	(90,635)	—	(90,635)	—	(90,635)
Net Income	—	—	—	—	—	—	—	—	—	—	—	674,315	—	674,315	221,473	895,788
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(937,017)	(937,017)	(343,000)	(1,280,017)
BALANCE June 30, 2023	3,907,864	$39,079	1,353,702	$13,537	13,781	$138	581,410	$5,814	125,000	$1,250	$47,357,024	$444,048	$(13,133,941)	$34,726,949	$5,440,741	$40,167,690
Issuance of common stock pursuant to distribution reinvestment plan	10,242	102	7,625	76	165	2	—	—	—	—	197,351	—	—	197,531	—	197,531
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(376)	—	—	(376)	—	(376)
Repurchase of common stock	(16,089)	(161)	(1,101)	(11)	—	—	—	—	—	—	(196,875)	—	—	(197,047)	—	(197,047)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	56,267	—	56,267	—	56,267
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,630,237	—	2,630,237	127,799	2,758,036
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(944,321)	(944,321)	(308,700)	(1,253,021)
BALANCE September 30, 2023	3,902,017	$39,020	1,360,226	$13,602	13,946	$140	581,410	$5,814	125,000	$1,250	$47,357,124	$3,130,552	$(14,078,262)	$36,469,240	$5,259,840	$41,729,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$2,537,173	$2,919,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,190,502	3,060,341
Amortization of deferred financing costs and debt discount as interest	31,755	(545)
Amortization of key money loans	(40,125)	(39,125)
(Gain) loss on interest rate swap/cap	(7,237)	146,890
Changes in operating assets and liabilities:
Accounts receivable	(63,092)	(58,519)
Due from related parties	—	236,056
Prepaid expenses and other assets	(352,554)	(382,303)
Accounts payable, accrued expenses and other	693,661	414,822
Due to related parties	(89,645)	6,915
Net cash provided by operating activities	5,900,438	6,303,615
Cash Flow from Investing Activities:
Capital improvements	(963,037)	(768,983)
Cash used in investing activities	(963,037)	(768,983)
Cash Flows from Financing Activities:
Payment of stockholder servicing fees	(127)	(1,145)
Proceeds from mortgage note	39,270,000	135,495
Payments of mortgage notes principal	(38,683,150)	(511,347)
Payment of deferred financing costs	(728,132)	(38,534)
Distributions to stockholders	(2,237,684)	(2,244,497)
Distributions to noncontrolling interest	(649,250)	(884,450)
Repurchase of common stock	(599,647)	(937,189)
Net cash used in financing activities	(3,627,990)	(4,481,667)
Increase in cash and cash equivalents and restricted cash	1,309,411	1,052,965
Cash and cash equivalents and restricted cash, beginning of period	10,704,385	11,188,188
Cash and cash equivalents and restricted cash, end of period	$12,013,796	$12,241,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2024	2023
Cash	$8,545,826	$8,528,761
Restricted cash	3,467,970	3,712,392
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$12,013,796	$12,241,153

The Company paid the following amounts for interest and income taxes:

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest	$2,721,652	$2,252,157
Cash paid for income taxes	$8,200	$84,537

Supplemental Disclosure of Noncash Transactions

	Nine Months Ended September 30,
	2024	2023
Common stock issued pursuant to distribution reinvestment plan	$600,503	$595,102

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

As of September 30, 2024, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through September 30, 2024, the Company received approximately $41,875,257 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $1,790,089 of K Shares, $1,212,443 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At September 30, 2024, the assets of the Company’s VIEs were $62,260,272, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At September 30, 2024, the liabilities of the Company’s VIEs were $42,506,169, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of September 30, 2024, the estimated fair value of the mortgage notes payable was $65,278,487 compared to the carrying value of $64,971,882. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At September 30, 2024 and 2023, reserves for property taxes were $554,369 and $497,542, respectively, reserves for capital improvements were $2,617,125 and $3,070,065, respectively, and reserves for insurance were $120,316 and $63,285, respectively. The Company also included $176,160 and $81,500 of guest advance deposits as restricted cash at September 30, 2024 and 2023, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At September 30, 2024, the Company had no material uncertain tax positions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of September 30, 2024, 5,250 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated EPS for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$2,497,188	$2,630,237	$2,077,065	$2,272,614
Less: Class K Common Stock dividends declared and accumulated	685,731	689,335	2,045,098	2,051,277
Less: Class K-I Common Stock dividends declared and accumulated	244,012	239,538	722,554	708,749
Less: Class K-T Common Stock dividends declared and accumulated	1	2,448	875	8,157
Less: Class A Common Stock dividends declared and accumulated	102,303	102,583	304,684	304,404
Undistributed net income (loss)	$1,465,142	$1,596,333	$(996,146)	$(799,973)
Class K Common Stock:
Undistributed net income (loss)	$953,206	$1,042,094	$(649,065)	$(522,930)
Class K Common Stock dividends declared and accumulated	685,731	689,335	2,045,098	2,051,277
Net income	$1,638,937	$1,731,429	$1,396,033	$1,528,347
Net income per common share, basic and diluted	$0.42	$0.44	$0.36	$0.39
Weighted average number of common shares outstanding, basic and diluted	3,897,256	3,906,944	3,902,563	3,917,945
Class K-I Common Stock:
Undistributed net income (loss)	$339,159	$362,118	$(229,314)	$(180,680)
Class K-I Common Stock dividends declared and accumulated	244,012	239,538	722,554	708,749
Net income	$583,171	$601,656	$493,240	$528,069
Net income per common share, basic and diluted	$0.42	$0.44	$0.36	$0.39
Weighted average number of common shares outstanding, basic and diluted	1,386,677	1,357,628	1,378,771	1,353,707
Class K-T Common Stock:
Undistributed net income (loss)	$1	$3,701	$(278)	$(2,078)
Class K-T Common Stock dividends declared and accumulated	1	2,448	875	8,157
Net income	$2	$6,149	$597	$6,079
Net income per common share, basic and diluted	$0.42	$0.44	$0.36	$0.39
Weighted average number of common shares outstanding, basic and diluted	3	13,876	1,670	15,566
Class A Common Stock:
Undistributed net income (loss)	$142,203	$155,079	$(96,699)	$(77,601)
Class A Common Stock dividends declared and accumulated	102,303	102,583	304,684	304,404
Net income	$244,506	$257,662	$207,985	$226,803
Net income per common share, basic and diluted	$0.42	$0.44	$0.36	$0.39
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410	581,410	581,410
Class B Common Stock:
Undistributed net income (loss)	$30,573	$33,341	$(20,790)	$(16,684)
Net income (loss) per common share, basic and diluted	$0.24	$0.27	$(0.17)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2024:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,460,230
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,186,520

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Land	$14,450,538	$14,450,538
Building and improvements	89,366,316	89,251,274
Furniture, fixtures, and equipment	12,827,974	11,979,979
Total cost	116,644,828	115,681,791
Accumulated depreciation	(20,910,837)	(17,731,941)
Property and equipment, net	$95,733,991	$97,949,850

Depreciation expense for the three months ended September 30, 2024 and 2023 was $1,075,256 and $1,027,311 respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $3,178,896 and $3,408,735, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at September 30, 2024, is a $12,820,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,850,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,600,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,460,230 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,186,520 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company and cross-collaterized by the Wilmington Note. As of September 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31, 2024.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at the SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25,

2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company, and is cross collaterized by the St. Petersburg Note. As of September 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31, 2024.

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2028. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company. As of September 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31, 2024.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and requires monthly principal and interest payments based on a 30-year amortization schedule thereafter to maturity on May 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and was guaranteed by the Company. As of September 30, 2024, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with their loan obligations, including applicable covenants, and all required payments were made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of September 30, 2024, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with their loan obligations, including applicable covenants and all required payments have been made as agreed.

Interest expense on mortgage notes payable for the three months ended September 30, 2024 and 2023 was $1,024,428 and $795,325, respectively. Interest expense on mortgage notes payable for the nine months ended September 30, 2024 and 2023 was $2,848,181 and $2,257,582, respectively.

Also included in mortgage notes payable as of September 30, 2024 is $300,170 of net deferred financing costs and debt discounts and premiums. For the three months ended September 30, 2024 and 2023, the Company amortized $20,091 and $2,663, respectively, of net deferred financing costs and debt discounts and premiums as interest expense For the nine months ended September 30, 2024 and 2023, the Company amortized $31,755 and $545, respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

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

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended September 30, 2024 and 2023, the Sponsor requested reimbursement for $48,630 and $29,734, respectively, of such administrative service expenses. During the nine months ended September 30, 2024 and 2023, the Sponsor requested reimbursement for $140,728 and $106,201, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

No acquisition fees were incurred during the three months ended September 30, 2024 and 2023. As of September 30, 2024 and 2023, there were $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,764 and $18,816, respectively, for the three months ended September 30, 2024 and 2023 and $55,884 and $55,483, respectively, for the nine months ended September 30, 2023 and 2022. These amounts are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended September 30, 2024 and 2023, the Company incurred $184,913 and $179,824, respectively, in asset management fees. For the nine months ended September 30, 2024 and 2023, the Company incurred $566,404 and $537,840, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $2,747 and $2,719 for the three months ended September 30, 2024 and 2023, respectively, $21,624 and $16,028 for the nine months ended September 30, 2024 and 2023, respectively, and is included in interest expense on the condensed consolidated statements of operations. At September 30, 2024 and 2023, asset management fees and interest payable of $184,913 and $182,544, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and nine months ended September 30, 2024 and 2023.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of September 30, 2024 and 2023 were paid directly by the Company and there have been no reimbursements to PHA.

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

The Company recorded O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules and regulations established by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Company’s charter. The Company recognized no O&O Costs for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and 2023, the Company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

Aggregate property management fees incurred were $335,856 and $329,697 for the three months ended September 30, 2024 and 2023, respectively, $753,031 and $732,936 for the nine months ended September 30, 2024 and 2023, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of September 30, 2024 and 2023, $97,818 and $97,932, respectively, of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $171,432 and $211,683 for the three months ended September 30, 2024 and 2023, respectively, and $555,150 and $553,710 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, $58,576 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended September 30, 2024 and 2023, the Company paid $279,020 and $0 respectively, to TPG Risk Services, LLC (“TPG”), an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the nine months ended September 30, 2024 and 2023, the Company paid $601,269 and $594,143 respectively, to TPG for the reimbursement of prepaid insurance at the hotel properties. As of September 30, 2024, the Company had no balance due to TPG.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. The Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor (“TPG Construction”), $0 and $59,304 during the three months ended September 30, 2024 and 2023, respectively, and $124,033 and $61,256 during the nine months ended September 30, 2024 and 2023, respectively, for capital expenditure costs incurred at the hotel properties. Included in the due from related parties balance at September 30, 2024 and 2023, was $0 and $26,092, respectively, in receivables from TPG

Construction relating to working capital requests to provide funding for vendors and contractor deposits at the Hilton Garden Inn Providence.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three and nine months ended September 30, 2024 and 2023.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.53% and 3.87% for the three months ended September 30, 2024 and 2023, respectively, and 4.49% and 3.88% for the nine months ended September 30, 2024 and 2023, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023. Interest expense was $1,074 and $919 for the three months ended September 30, 2024 and 2023, respectively, $3,181 and $2,731 for the nine months ended September 30, 2024 and 2023, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of September 30, 2024, the Company had issued 182,867 K Shares, 123,164 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $1,790,089, $1,212,443 and $72,561, respectively. As of September 30, 2024, the Company had issued 1,750 restricted K Shares to each of the Company’s three independent directors for a total of 5,250 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

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

As of September 30, 2024, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of September 30, 2024. As of September 30, 2024, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

As of September 30, 2024, pursuant to Section 5.2.7 of the Company’s charter, 65,694 K-T Shares converted to 66,225 K Shares. During the three months ended September 30, 2024, pursuant to Section 5.2.7 of the Company’s charter, there were 10 K-T Shares converted to 12 K Shares. During the nine months ended September 30, 2024, pursuant to Section 5.2.7 of the Company’s charter, 3,055 K-T Shares converted to 3,171 K Shares.

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

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of September 30, 2024, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of September 30, 2024, the Company recognized $17,632 of stockholder servicing fees in connection with the Public Offering.

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

The Company generally repurchases shares approximately 45 days following the end of the applicable quarter in which requests were received.

The following table reflects the activity resulting in the repurchase requests outstanding at September 30, 2024.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	September 30, 2024
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-	23,202
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-	5,482
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-	37,904
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-	46,930
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-	122,914
K	9/30/2024	40,088		TBD	-	-	$-	-	40,088
Total K Share redemption requests outstanding									276,520

K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-	1,843
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-	1,211
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	1,455
Total K-I Share redemption requests outstanding									4,509
(1)	Our board of directors determined that the funding limitation under the A&R SRP was reached with respect to share repurchase requests for the quarters ended June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Distributions

During the nine months ended September 30, 2024, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/8/2024	12/31/2023	2/5/2024	2/7/2024	$0.001917808	$690,557	$240,782	$862	$22,606	$954,807
5/3/2024	3/31/2024	4/30/2024	5/1/2024	$0.001912568	680,560	238,600	521	22,299	941,980
8/7/2024	06/30/2024	8/2/2024	8/6/2024	$0.001912568	678,795	239,941	366	22,299	941,401
					$2,049,912	$719,323	$1,749	$67,204	$2,838,188

During the nine months ended September 30, 2023, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/9/2023	12/31/2022	2/6/2023	2/8/2023	$0.001917808	$694,914	$236,910	$3,831	$22,606	$958,261
5/4/2023	3/31/2023	4/26/2023	5/3/2023	$0.001917808	678,982	233,064	2,856	22,115	937,017
8/9/2023	06/30/2023	8/4/2023	8/8/2023	$0.001917808	683,412	236,148	2,401	22,360	944,321
					$2,057,308	$706,122	$9,088	$67,081	$2,839,599

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

On October 30, 2024, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2024, to the holders of record of K Shares, K-I Shares and K-T shares as of the close of business on October 31, 2024. With respect to the K Shares, K-I Shares and K-T Shares outstanding as of September 30, 2024, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since September 30, 2024 was $685,746, or $0.0019125683 per K Share per day, $243,995, or $0.0019125683 per K-I Share per day, and $1, or $0.0019125683 per K-T Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 5, 2024.

On October 30, 2024, the Company’s board of directors authorized the payment of distributions with respect to the Class K OP Units outstanding as of September 30, 2024, to the holders of record of Class K OP Units as of the close of business on October 31, 2024. With respect to the Class K OP Units outstanding as of September 30, 2024, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since September 30, 2024 was $22,544, or $0.0019125683 per Class K OP Unit. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 5, 2024.

Note 7 - Income Taxes

The Company recognized consolidated income tax expense of $261,801 and $193,881 for the three months ended September 30, 2024 and 2023, respectively. The Company recognized a consolidated income tax expense of $16,064 and $8,117 for the nine months ended September 30, 2024 and 2023, respectively. These amounts relate to the operations of the Company’s TRSs.

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

Other risks include those described under the section entitled Item 1A. “Risk Factors” of Part I our Annual Report and subsequent quarterly reports. Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. These risks and uncertainties may be amplified by the conflict between Russia and Ukraine, the Hamas-Israel war and rising levels of inflation and interest rates, which have caused significant economic uncertainty. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of September 30, 2024, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through September 30, 2024, we received approximately $41,875,257 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $1,790,089 of K Shares, $1,212,443 of K-I Shares and $72,561 K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended September 30, 2024 and 2023, the Sponsor requested reimbursement for $48,630 and $29,734, respectively, of such administrative service expenses. Of these amounts, $49,002 is included in due to related parties on the condensed consolidated balance sheet as of September 30, 2024.

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

We incurred operating expenses of approximately $1,308,924 during the twelve months ended September 30, 2024, which was within the 2% of average invested assets and 25% of net income limitations (as defined in our charter).

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

Market Outlook

While destination and leisure travel have rebounded and remain strong, business travel has been slower to recover. Newer headwinds including challenging interest rates, inflation, supply chain issues, insurance premiums, and labor costs present additional challenges which we believe may continue to hinder a full recovery of business travel throughout 2024 and 2025.

The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP. CBRE (U.S. Hotels State of the Union Feb 2024 Edition) raised its 2024 GDP growth outlook from 1.2% to 1.6%. The positive GDP revision is predicated on moderating inflation, employment gains of 0.5%, and a 100 basis points (bps) reduction in interest rates. Additionally, wage growth continued to outpace inflation in December 2023. With wage growth outpacing inflation, and airfares declining year over year, consumers may have discretionary income to travel as supported by Transportation Security Administration (“TSA”) throughput which continues to post gains over 2019. Full-year 2023 TSA through put was 101% of 2019, increasing 12.4% year over year. In January of 2024, TSA throughput increased an additional 9.9% year over year, reaching 104% of 2019. Lower airfares have also contributed to a near full recovery in air travel.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at September 30, 2024.

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

For information on distributions paid during the three months ended September 30, 2024, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows distributions paid during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
Distributions paid in cash	$2,238,049		$2,244,497
Distributions reinvested	600,139		595,102
Total distributions	$2,838,188		$2,839,599
Source of distributions:
Cash flows provided by operations	$2,238,049	79%	$2,244,497	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	600,139	21%	595,102	21%
Total sources	$2,838,188	100%	$2,839,599	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the three months ended September 30, 2024 and 2023 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect to all four quarters of 2023 and the first three quarters of 2024, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $9,759,659 for the three months ended September 30, 2024 from $9,577,029 for the three months ended September 30, 2023. The net increase of $182,630, or 1.91%, was largely due to increases in occupancy.

The following presents the hotel operating results for the three months ended September 30, 2024:

	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	80.51%	79.65%	75.61%
Average Daily Rate (“ADR”)	$268.15	$247.30	$205.43
Revenue Per Available Room (“RevPAR”)	$215.90	$196.98	$155.33

The following presents the hotel operating results for the three months ended September 30, 2023:

	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	81.14%	78.66%	73.05%
ADR	$263.47	$240.08	$212.25
RevPAR	$213.77	$188.85	$155.10

A comparison of hotel rooms revenues for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$1,345,587	$1,327,051	$18,536	1.40%
Staybridge Suites St. Petersburg	1,133,866	1,271,885	(138,019)	(10.85)%
Hotel Indigo Traverse City	3,148,614	3,212,117	(63,503)	(1.98)%
Hilton Garden Inn Providence	2,131,626	1,884,012	247,614	13.14%
Cherry Tree Inn	1,999,966	1,881,964	118,002	6.27%
	$9,759,659	$9,577,029	$182,630	1.91%

The increase in rooms revenues of $18,536, or 1.4%, at the Springhill Suites Wilmington is primarily driven by an increase in occupancy. Occupancy at the Springhill Suites Wilmington increased from 74.94% for the three months ended September 30, 2023, to 77.62% for the three months ended September 30, 2024. The ADR at the Springhill Suites Wilmington decreased from $159.37 for the three months ended September 30, 2023, to $157.12 for the three months ended September 30, 2024, a decrease of 1.41%.

The decrease in rooms revenues of $138,019, or 10.85%, at the Staybridge Suites St. Petersburg is driven by a decrease in both occupancy and ADR. Occupancy at the Staybridge Suites St. Petersburg decreased from 75.62% for the three months ended September 30, 2023, to 72.15% for the three months ended September 30, 2024. The ADR at the

Staybridge Suites St. Petersburg decreased from $153.26 for the three months ended September 30, 2023, to $143.29 for the three months ended September 30, 2024, a decrease of 6.51%.

The decrease in rooms revenues of $63,503, or 1.98%, at the Hotel Indigo Traverse City is primarily driven by a decrease in occupancy. Occupancy at the Hotel Indigo Traverse City decreased from 90.89% for the three months ended September 30, 2023 to 89.22 % for the three months ended September 30, 2024. The ADR at the Hotel Indigo Traverse City increased from $356.86 for the three months ended September 30, 2023 to $357.35 for the three months ended September 30, 2024, an increase of 0.14%.

The increase in rooms revenues of $247,614, or 13.14%, at the Hilton Garden Inn Providence is driven by an increase in both occupancy and ADR. Occupancy at the Hilton Garden Inn Providence increased from 71.90% for the three months ended September 30, 2023 to 73.70% for the three months ended September 30, 2024. The ADR at the Hilton Garden Inn Providence increased from $207.88 for the three months ended September 30, 2023 to $229.48 for the three months ended September 30, 2024, an increase of 10.39%.

The increase in rooms revenues of $118,002, or 6.27%, at the Cherry Tree Inn is primarily driven by an increase in occupancy compared to the prior year. Occupancy at the Cherry Tree Inn increased from 76.55% for the three months ended September 30, 2023 to 84.30% for the three months ended September 30, 2024. The ADR at the Cherry Tree Inn decreased from $346.05 for the three months ended September 30, 2023 to $336.40 for the three months ended September 30, 2024, a decrease of 2.79%.

Food and beverage revenues

Food and beverage revenues decreased to $990,011 for the three months ended September 30, 2024 from $1,061,479 for the three months ended September 30, 2023. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $71,468 decrease from the prior year period is primarily due to a decrease in functions at HGI, correlating to a decrease in food and beverage revenue during the three months ended September 30, 2024.

Other operating revenues

Other operating revenues increased to $450,203 for the three months ended September 30, 2024, from $347,705 for the three months ended September 30, 2023. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $102,498 increase from the prior year period is primarily due to increases in resort fees at the Cherry Tree Inn and parking revenues.

Rooms expenses

Rooms expenses increased to $1,730,483 for the three months ended September 30, 2024 from $1,710,208 for the three months ended September 30, 2023. The $20,275 net increase in rooms expenses is primarily due to increased housekeeping expenses. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,730,483 and $1,710,208 represent 17.7% and 17.9% of rooms revenues for the three-month period ended September 30, 2024 and 2023, respectively.

Food and beverage expenses

Food and beverage expenses were $564,890 and $550,315 for the three months ended September 30, 2024 and 2023, respectively. The $14,575 increase in food and beverage expenses is primarily due to increased costs for food and beverage. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 57.1% and 51.8% of food and beverage revenues for the three-month period ended September 30, 2024 and 2023, respectively.

Other property expenses

Other property expenses were $3,152,258 and $3,041,061, for the three months ended September 30, 2024 and 2023, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $112,197 increase in other property expenses is primarily driven by an increase in property taxes.

Property management fees to affiliates

Property management fees to affiliates were $335,856 and $329,697 for the three months ended September 30, 2024 and 2023, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $280,147 and $320,940 for the three months ended September 30, 2024 and 2023, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $230,795 and $209,558 for the three months ended September 30, 2024 and 2023, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $182,165 for the three months ended September 30, 2024 from $182,544 for the three months ended September 30, 2023.Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $48,630 and $29,734 during the three months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $1,079,125 and $1,031,180 for the three months ended September 30, 2024 and 2023, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $986,900 and $744,035 for the three months ended September 30, 2024 and 2023, respectively.The increase of $242,865 is attributable to the refinancing of the St. Peterburg Note, The Wilimington Note, and the CTI Note at an increased interest rate. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended September 30, 2024, we incurred $53,170 of interest expense relating to the amortization of the fair value of debt premium, offset by $33,079 relating to the amortization of deferred financing costs and debt discounts. For the three months ended September 30, 2023, we earned $33,079 of interest income relating to the amortization of the fair value of debt premium, offset by $30,417 relating to the amortization of deferred financing costs and debt discounts.

Interest income on interest-bearing cash accounts was $80,208 and $72,328 for three months ended September 30, 2024 and 2023, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain (Loss) on interest rate swap/cap

Unrealized loss on our interest rate swap was $0 for the three months ended September 30, 2024 and $42,035 for the three months ended September 30, 2023. The interest rate swap was terminated in connection with the June 6, 2024 refinancing of the TCI Note.

Income tax expense

Income tax expense was $261,801 and $193,881 for the three months ended September 30, 2024 and 2023, respectively. They related to activity at the TRSs.

Net Income

For the three months ended September 30, 2024 and 2023, we had net income of $2,577,617 and $2,814,303, respectively. The decrease in net income of $236,686 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $80,429 and $184,066 for the three months ended September 30, 2024 and 2023, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $22,140,044 for the nine months ended September 30, 2024 from $21,492,976 for the nine months ended September 30, 2023. The net increase of $647,068, or 3.01%, was largely due to increases in occupancy.

The following presents the hotel operating results for the three quarters ended September 30, 2024:

	First	Second	Third
	Quarter	Quarter	Quarter
	2024	2024	2024
Number of hotels	5	5	5
Number of rooms	559	559	559
Average Occupancy Percentage	61.56%	77.25%	78.62%
ADR	$150.60	$191.46	$241.37
RevPar	$95.11	$148.27	$189.77

The following presents the hotel operating results for the three quarters ended September 30, 2023:

	First	Second	Third
	Quarter	Quarter	Quarter
	2023	2023	2023
Number of hotels	5	5	5
Number of rooms	559	559	559
Average Occupancy Percentage	61.13%	73.03%	77.61%
ADR	$149.96	$192.03	$239.78
RevPar	$94.60	$140.87	$185.91

A comparison of hotel rooms revenues for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$3,783,499	$3,419,963	$363,536	10.63%
Staybridge Suites St. Petersburg	4,281,560	4,567,748	(286,188)	(6.27)%
Hotel Indigo Traverse City	5,682,076	5,777,782	(95,706)	(1.66)%
Hilton Garden Inn Providence	5,028,020	4,439,943	588,077	13.25%
Cherry Tree Inn	3,364,889	3,287,540	77,349	2.35%
	$22,140,044	$21,492,976	$647,068	3.01%

The increase in rooms revenues of $363,536, or 10.63%, at the Springhill Suites Wilmington is driven by an increase in occupancy offset by a slight decrease in ADR. Occupancy at the Springhill Suites Wilmington increased from 70.74% for the nine months ended September 30, 2023, to 78.94% for the nine months ended September 30, 2024. The ADR at the Springhill Suites Wilmington decreased slightly from $147.58 for the nine months ended September 30, 2023, to $145.77 for the nine months ended September 30, 2024, a decrease of 1.23%.

The decrease in rooms revenues of $286,188, or 6.27%, at the Staybridge Suites St. Petersburg is driven by a decrease in both occupancy and ADR. Occupancy at the Staybridge Suites St. Petersburg decreased from 79.41% for the nine months ended September 30, 2023, to 74.83% for the nine months ended September 30, 2024. The ADR at the Staybridge Suites St. Petersburg decreased from $177.05 for the nine months ended September 30, 2023, to $175.49 for the nine months ended September 30, 2024, a decrease of 0.88%.

The decrease in rooms revenues of $95,706, or 1.66%, at the Hotel Indigo Traverse City is primarily driven by a decrease in occupancy. Occupancy at the Hotel Indigo Traverse City decreased from 78.49% for the nine months ended September 30, 2023 to 76.09% for the nine months ended September 30, 2024. The ADR at the Hotel Indigo Traverse City increased from $251.99 for the nine months ended September 30, 2023 to $254.79 for the nine months ended September 30, 2024, an increase of 1.11%.

The increase in rooms revenues of $588,077, or 13.25%, at the Hilton Garden Inn Providence is driven by an increase in occupancy and ADR. Occupancy at the Hilton Garden Inn Providence increased from 60.71% for the nine months ended September 30, 2023 to 65.95% for the nine months ended September 30, 2024. The ADR at the Hilton Garden Inn Providence increased from $195.54 for the nine months ended September 30, 2023 to $203.09 for the nine months ended September 30, 2024, an increase of 3.86% .

The increase in rooms revenues of $77,349, or 2.35%, at the Cherry Tree Inn is primarily driven by an increase in occupancy compared to the prior year. Occupancy at the Cherry Tree Inn increased from 63.54% for the nine months ended September 30, 2023 to 65.44% for the nine months ended September 30, 2024. The ADR at the Cherry Tree Inn decreased from $249.36 for the nine months ended September 30, 2023 to $246.91 for the nine months ended September 30, 2024, a decrease of 0.98%.

Food and beverage revenues

Food and beverage revenues decreased to $1,906,741 for the nine months ended September 30, 2024 from $2,095,574 for the nine months ended September 30, 2023. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $188,833 decrease from the prior year period is primarily due to inclement weather at TCI, correlating to a decrease in food and beverage revenue of the rooftop restaurant during the nine months ended September 30, 2024.

Other operating revenues

Other operating revenues increased to $1,052,004 for the nine months ended September 30, 2024, from $830,139 for the nine months ended September 30, 2023. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $221,865 increase from the prior year period is primarily due to an increase in parking revenues and an increase in resort fees at CTI.

Rooms expenses

Rooms expenses increased to $4,532,635 for the nine months ended September 30, 2024 from $4,453,127 for the nine months ended September 30, 2023. The $79,508 net increase in rooms expenses is primarily due to increased housekeeping and complimentary breakfast expenses resulting from the overall increase in occupancy. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $4,532,635 and $4,453,127 represent 20.5% and 20.7% of rooms revenues for the three-month period ended September 30, 2024 and 2023, respectively.

Food and beverage expenses

Food and beverage expenses were $1,263,720 and $1,248,390 for the nine months ended September 30, 2024 and 2023, respectively. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 66.28% and 59.6% of food and beverage revenues for the nine-month period ended September 30, 2024 and 2023, respectively. The percentage increase is primarily due to the increase in occupancy.

Other property expenses

Other property expenses were $8,447,895 and $8,019,694, for the nine months ended September 30, 2024 and 2023, respectively. The $428,201 increase in other property expenses is primarily driven by an increase in management fees, maintenance and professional fees. These amounts also include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $753,031 and $732,936 for the nine months ended September 30, 2024 and 2023, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $925,360 and $1,026,274 for the nine months ended September 30, 2024 and 2023, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees. The $100,444 decrease in other property expenses is primarily attributable to a decrease in insurance expense.

Other fees to affiliates

Other fees to affiliates were $683,613 and $644,041 for the nine months ended September 30, 2024 and 2023, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $544,779 for the nine months ended September 30, 2024 from $537,840 for the nine months ended September 30, 2023. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $138,333 and $106,201 in the nine months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $3,190,502 and $3,060,341 for the nine months ended September 30, 2024 and 2023, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $2,756,032 and $2,159,796 for the nine months ended September 30, 2024 and 2023, respectively. The increase of $596,236 is attributable to the refinancing of the St. Peterburg Note, the Wilimington Note, and the CTI Note at an increased interest rate. Interest expense includes monthly fixed rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the nine months ended September 30, 2024, we incurred $130,994 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $99,239 relating to the amortization of the fair value of debt premium. For the nine months ended September 30, 2023, we incurred $98,692 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $99,237, relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $205,936 and $176,338 for nine months ended September 30, 2024 and 2023, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain (Loss) on interest rate swap/cap

Gain on our interest rate swap was $7,237 for the nine months ended September 30, 2024. Unrealized loss on our interest rate cap was $146,890 for the nine months ended September 30, 2023. The interest rate swap was terminated in connection with the June 6, 2024 refinancing of the TCI Note.

Income tax expense

Income tax expense was $16,064 for the nine months ended September 30, 2024. Income tax expense was $8,117 for the nine months ended September 30, 2023. They related to activity at the TRSs.

Net income

For the nine months ended September 30, 2024 and 2023, we had net income of $2,537,173 and net income of $2,919,083 respectively. The decrease in net income of $381,910 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $460,108 for the nine months ended September 30, 2024 compared to net income relating to noncontrolling interests of $646,469 for the nine months ended September 30, 2023. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

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

Cash Flows Provided by Operating Activities

During the nine months ended September 30, 2024 and 2023, we owned an interest in five hotel properties. During the nine months ended September 30, 2024, net cash provided by operating activities was $5,900,438 compared to the net cash provided by operating activities of $6,303,615 for the nine months ended September 30, 2023. Our operating cash flows during the nine months ended September 30, 2024, were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the nine months ended September 30, 2023 were the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate cap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions or improvements of real estate and real-estate related investments. During the nine months ended September 30, 2024, net cash used in investing activities was $963,036 and was the result of capital improvements at our hotel properties. During the nine months ended September 30, 2023, net cash used in investing activities was $768,983 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $3,627,991. We refinanced the notes secured by the Springhill Suites Wilmington (the “Wilmington Note”), the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) and the note secured by the Hotel Indigo, Traverse City (the “Indigo Note”), paying the old notes of $10,569,193, $12,497,424 and $15,092,000, and borrowing $10,850,000, $12,820,000 and $15,600,000, respectively . During the nine months ended September 30, 2024, we made other principal payments on the Wilmington Note, the St. Petersburg Note, the note secured by the Hilton Garden Inn Providence (the “HGI Note”) and the note secured by the Cherry Tree Inn (the “CTI Note”) totaling $38,683,151. During the nine months ended September 30, 2024, we paid cash distributions of $2,237,684 to stockholders with proceeds from operations. During the three months ended September 30, 2024, we repurchased $599,647 of outstanding shares of common stock. Cash flow from financing activities for the nine months ended September 30, 2024, also includes $649,250 of distributions to noncontrolling interests. Additionally, we paid stockholder servicing fees totaling $127.

During the nine months ended September 30, 2023, net cash used in financing activities was $4,481,667. We paid stockholder servicing fees totaling $1,145. We received $135,495 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments on the Wilmington Note, the St. Petersburg Note, and the HGI Note totaling $511,347. We paid deferred financing costs of $38,534 related to extending the TCI Note. We paid cash distributions of $2,244,497 to stockholders with proceeds from operations. Cash flow from financing activities for the nine months ended September 30, 2023, also includes $884,450 of distributions to noncontrolling interests. Additionally, we repurchased $937,189 of outstanding shares of common stock.

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

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board, or 7.025%, during the initial three year term. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjust to a constant maturnity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2028. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company. As of September 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31 2024.

The HGI Note requires monthly interest and principal payments based on a 30-year amortization schedule at a fixed rate of 4.25%. As of September 30, 2024, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company and is cross-collaterized by the Wilmington Note. As of September 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31, 2024.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at the SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company, and is cross collaterized by the St. Petersburg Note. As of September 30, 2024, all required payments were made as agreed. Annual compliance testing will commence as of December 31, 2024.

The note secured by the Cherry Tree Inn requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of September 30, 2024, we believe the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with their loan requirements, including applicable covenants, and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of September 30, 2024 are as follows:

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net income to MFFO:
Net income	$2,577,617	$2,814,303	$2,537,173	$2,919,083
Depreciation and amortization	1,079,125	1,031,180	3,190,502	3,060,341
FFO	3,656,742	3,845,483	5,727,675	5,979,424
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(80,429)	(184,066)	(460,108)	(646,469)
Depreciation and amortization attributable to noncontrolling interest	(126,200)	(178,167)	(478,833)	(527,686)
FFO attributable to common stockholders	3,450,113	3,483,250	4,788,734	4,805,269
Amortization of deferred financing costs and debt discounts and premiums as interest	20,091	(2,663)	31,755	(545)
Unrealized (gain) loss on interest rate swap/cap	—	42,035	(7,237)	146,890
MFFO attributable to common stockholders	$3,470,204	$3,522,622	$4,813,252	$4,951,614

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2024, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2024, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2019, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the COVID-19 pandemic, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 9, 2021, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. On June 27, 2022, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2022, as follows: (i) $10.29 per K Share, (ii) $10.29 per K-I Share, (iii) $10.29 per K-T Share, (iv) $13.34 per A Share, and (v) $1.25 per B Share and revised the DRIP share prices. On June 27, 2023, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2023, as follows: (i) $11.53 per K Share, (ii) $11.53 per K-I Share, (iii) $11.96 per K-T Share, (iv) $22.76 per A Share, and (v) $14.77 per B Share and revised the DRIP share prices. On June 17, 2024, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of Macrh 31, 2024, as follows: (i) $10.17 per K Share, (ii) $10.17 per K-I Share, (iii) $12.23 per K-T Share, (iv) $9.82 per A Share, and (v) $0.00 per B Share and revised the DRIP share prices.

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through September 30, 2024, pursuant to the DRIP, we issued 182,867 K Shares to investors at a weighted average of $9.79 per K Share for gross proceeds of $1,790,090, 123,164 K-I Shares at a weighted average of $9.84 per K-I Share for gross proceeds of $1,212,443, and 7,676 K-T Shares at a weighted average of $9.45 per K-T Share for gross proceeds of $72,561, for total gross DRIP proceeds of $3,075,094. Additionally, we received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From inception through September 30, 2024, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through September 30, 2024, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

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

As of September 30, 2024, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $51,694,539.

Subsequent to September 30, 2024 and through November 12, 2024, pursuant to the DRIP Offering, we sold approximately 11,772 K Shares at a weighted average price of $9.66 per share for gross proceeds of $113,717, approximately 9,435 K-I Shares at a weighted average price of $9.66 per share for gross proceeds of $91,146 for total gross proceeds of $204,863 in the DRIP Offering.

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

During the three months ended September 30, 2024, we fulfilled repurchase requests and repurchased K-Shares pursuant to the A&R SRP as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased	Programs	Paid per Share	the Program
July 2024	10,030	—	$—	(1)
August 2024	28,722	19,616	$10.17	(1)
September 2024	1,336	—	$—	(1)
	40,088	19,616

(1)	The number of shares that may be redeemed pursuant to the A&R SRP during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). We will also limit repurchases to the net proceeds received pursuant to the DRIP.

During the three months ended September 30, 2024, we repurchased approximately $199,490 of K Shares and $0 of K-I Shares. As of September 30, 2024, there were 281,029 outstanding and unfulfilled repurchase requests for 276,520 K Shares and 4,509 K-I Shares. The following table reflects the activity resulting in the repurchase requests outstanding at September 30, 2024.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	September 30, 2024
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-	23,202
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-	5,482
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-	37,904
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-	46,930
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-	122,914
K	9/30/2024	40,088		TBD	-	-	$-	-	40,088
Total K Share redemption requests outstanding									276,520

K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-	1,843
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-	1,211
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	1,455
Total K-I Share redemption requests outstanding									4,509

(1)Our board of directors determined that the funding limitation under the A&R SRP was reached with respect to share repurchase requests for the quarters ended June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

PROCACCIANTI HOTEL REIT, INC.

Date: November 12, 2024	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)