Form 10-K
period 2024-12-31
PROCACCIANTI HOTEL REIT, INC.
filed 2025-03-24
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 3,898,987 shares of Class K common stock, 1,381,202 shares of Class K-I common stock, 10 shares of Class K-T common stock, 581,410 shares of Class A common stock, and 125,000 shares of Class B common stock held by non-affiliates, for an aggregate market value of $59,409,091 assuming a market value of $10.17 per share of Class K common stock, $10.17 per share of Class K-I common stock, $12.23 per share of Class K-T common stock, $9.82 per share of Class A common stock and $0.00 per share for Class B common stock.

As of March 24, 2025, there were 3,875,229 shares of the Registrant’s Class K common stock issued and outstanding, 1,409,403 shares of the Registrant’s Class K-I common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

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

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report. All forward-

looking statements are made as of the date of this Annual Report and the risk that actual results will differ materially from the expectations expressed in this Annual Report will increase with the passage of time. These risks and uncertainties may be amplified by macroeconomic events. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I

Item 1.Business

Overview

Procaccianti Hotel REIT, Inc. (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2024, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through December 31, 2024, we received approximately $42,080,120 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $1,903,807 of K Shares, $1,303,590 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the Public Offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

2024 Highlights

As of December 31, 2024:

●	we continued offering shares pursuant to the DRIP Offering following the termination of the Public Offering, raising $805,366 in DRIP proceeds during 2024;
●	our board of directors determined an Estimated Per Share NAV of $10.17 for each of our K Shares and K-I Shares, $12.23 for each of our K-T Shares, $9.82 per A Share and $0.00 per B Share, as of March 31, 2024; and
●	mortgage notes for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington were refinanced on April 25, 2024. The mortgage note for the Hotel Indigo Traverse City was refinanced on June 6, 2024.

Investment Objectives

We have investments in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:

●	to provide stable income for stockholders through the payment of cash distributions;
●	to preserve and return stockholders’ capital contributions; and
●	to maximize risk-adjusted returns on stockholders’ investment.

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

Real Estate Portfolio

As of December 31, 2024, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. Our properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our five select-service hotel properties as of December 31, 2024:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,385,078
Cherry Tree Inn & Suites	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,119,297

*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)	Represents the date and contract purchase price of Procaccianti Convertible Fund, LLC’s (“PCF”) acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
(2)	Contract purchase price excludes acquisition fees and costs.

Property investments in upgrades and improvements that are normal in the course of our business during the year ended December 31, 2024 were funded from refinancings and with cash on hand in our furniture and fixtures and equipment reserve accounts.

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

As of December 31, 2024, our total outstanding indebtedness totaled $64,868,569, including mortgage notes, and loans from affiliates. This amount did not exceed 300% of the value of our net assets.

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

We paid quarterly distributions with respect to all quarters during 2023 and 2024 with gross operating cash flow from our hotel properties, consistent with prior distributions. We have paid all accrued distributions as of December 31, 2024. Our board of directors will make determinations as to the payment of future distributions on a quarterly basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

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

Employees

We have no paid employees. The employees of PHA or its affiliates provide management, acquisition, advisory and certain administrative services for us. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the years ended December 31, 2024 and 2023, our Sponsor requested reimbursement for $180,839 and $147,095, respectively, of such administrative service expenses.

Environmental, Social and Governance (“ESG”)

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

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment.

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

The Company has paid all quarterly distributions up to and including December 31, 2024. The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

For the year ended December 31, 2024, we paid aggregate distributions of $3,790,474, including $2,985,108 of distributions paid in cash and 78,462 shares of our common stock issued pursuant to our DRIP for $805,366. For the year ended December 31, 2024, we had net income of $1,540,403, we had funds from operations (“FFO”) of $5,219,613 and net cash provided by operations of $6,662,924. For the year ended December 31, 2024, we funded $3,790,474, or 100%, of total distributions paid, including shares issued pursuant to our DRIP, from gross cash flow from operations at our hotel properties. Since inception, of the $18,845,484 in total distributions paid through December 31, 2024, including shares issued pursuant to our DRIP, we funded $18,751,290 or 99% from cash flow from operations and $94,194 or 1% from notes payable. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

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

Our business may be impacted by domestic and global economic conditions. Political crises in the U.S. and other countries or regions, including the escalating war between Russia and Ukraine, the war between Israel and Hamas, sovereign risk related to a deterioration in the creditworthiness or defaults by local governments, may negatively affect global economic conditions or our business.

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

Increasing scrutiny from stakeholders and regulators with respect to environmental, social and governance activities may impose additional costs and expose us to additional risks.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could adversely affect our business and results of operations.

“Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our advisor’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact our ability to raise capital.

In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including public companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose us and our advisor to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.

In addition, in March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals and the acting Chair of the SEC issued a statement in February 2025 explaining that he directed SEC staff to request the Eighth Circuit Court of Appeals not to schedule oral arguments on the challenge to the rules until the SEC decides whether to continue defending it. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we conduct our business and adversely affect our profitability.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We expect to pay such quarterly distributions within 45 days of the end of each calendar quarter. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or any increases in cash distributions. During 2020 and the first two quarters of 2021 we did not make distributions within 45 days of quarter-end due to the impact of the COVID-19 pandemic. All distributions have now been paid and we are current on all distributions as of December 31, 2024.

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

We do not intend to register as an investment company under the 1940 Act. As of December 31, 2024, we had controlling interests in five hotel properties, and investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.

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

Interest rates remain high and will continue to impact our borrowing costs, though the Federal Funds Rate is expected to decrease in 2025.

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

We will also compete with alternative lodging products for guests. Certain companies, including Airbnb and VRBO, offer vacation and overnight lodging to the public. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our profitability and impede our growth.

As a REIT, we cannot directly operate our hotel properties, and rely principally on our property manager to operate our hotel properties.

Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own the hotel properties lease the hotel properties to one or more TRSs, which have entered into property management agreements with a hotel property manager, generally expected to be one or more entities affiliated with PHA. These affiliated property management companies may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, and TPG’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates and/or designees of TPG. We refer to TPG and such other affiliates and/or designees collectively as our property manager. Our property manager will operate and manage our hotel properties. The TRSs enter into any franchise agreements to brand our hotels. We cannot assure you that our property manager or any other third-party hotel property manager we retain will manage our properties in a manner that is consistent with its obligations under its property management agreements with our TRSs or our TRSs’ obligations under hotel franchise agreements, that the property manager will not be negligent in its performance or engage in other criminal or fraudulent activity, or that the property manager will not otherwise default on its management obligations. We will not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel property (for example, setting room rates). Thus, even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room (“RevPar”), and average daily rate (“ADR”), we may not be able to make the property manager change its method of operating our hotel properties. Our results of operations, financial position, cash flows and our ability to service debt and to make distributions to stockholders are, therefore, dependent on the ability of our property manager to operate our hotel properties successfully, and its failure to do so could adversely impact our ability to service debt and to make distributions to our stockholders.

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

As of December 31, 2024, our outstanding indebtedness consists of approximately $64,774,375 in property level debt, including approximately $23,670,000 of variable interest rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have, and may in the future, incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of our stockholders’ investments.”

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

As of December 31, 2024, we had $23,670,000 of variable interest rate debt. As such we may be adversely affected by changes in SOFR reporting practices and the method in which SOFR is determined.

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

Processes and procedures include:

●	TPG’s Corporate IT footprint and systems are not used to process guest transactions. Corporate systems do not have connectivity to any hotels.
●	All IT assets and infrastructure are monitored 24/7/365 through a combination of MDR, SIEM software and a fully staffed 24/7 SOC.
●	We have continuous monitoring for viruses, intrusions, and malicious activities.
●	We deploy a sophisticated blend of layered security that protects systems and data that exist or operate within partitioned/segregated networks.
●	Employee cybersecurity training and phishing email training are required for all employees and is performed monthly to continually enhance awareness and responsiveness.
●	We do not store any customer data input during the reservation process. The customer reservation systems are specified, implemented, and managed by the global hotel brands.
●	Each hotel or operating asset within our portfolio is a standalone network. Therefore, if a security breach were to occur at one location, it is fully isolated from other properties or networks.
●	We deploy stringent email filtering that prohibits incoming messages from insecure email systems (i.e., gmail, yahoo, aol, etc.) that are known to carry viruses, spyware, crypto ransom, etc.
●	We perform regular internal and external penetration tests at the hotel property level.

●	We have in place a Cybersecurity Incident Response plan that dictates the process for responding to incidents and remediation of events.
●	We have relationships with third-party business partners to assist with cybersecurity as well as assess their cybersecurity risks.
●	We utilize Self-Assessments using industry standards and benchmarks to identify cybersecurity incidents and threats that could potentially impact the company.
●	Our IT internal controls are audited by an external audit firm as part of our Sarbanes-Oxley Act compliance activities, and this process includes assessing the design and operating effectiveness of those controls.

We or our third-party manager currently maintain cybersecurity insurance policies that provide coverage for security incidents. Although the risks we face from cybersecurity threats are many and change daily, in the last three fiscal years, we have not experienced any cybersecurity incidents that have materially affected our operations, strategy, financial positions or operations. In addition, as of the date of this Annual Report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations and financial condition. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors-Risks Relating to Our Business- We are increasingly dependent on information technology, and potential cyber-attacks, security problems or other disruption and expanding social media vehicles present new risks.”

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

As of December 31, 2024, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. For more information on our hotel properties, see Item 1, “Business — Real Estate Portfolio” of this Annual Report.

Indebtedness

For a discussion of our indebtedness, see Note 5 — “Mortgage Notes Payable” and Note 7 — “Related Party Transactions”, to the consolidated financial statements that are a part of this Annual Report.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March  24, 2025, we had approximately 5,991,042 shares of common stock outstanding held by a total of approximately 1,130 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

To assist FINRA members and their associated persons that participated in our Public Offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, PHA will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an Estimated Per Share NAV of all classes of the Company’s capital stock, each calculated as of March 31, 2024 (the “NAV Pricing Date”), as follows: (i) $10.17 per K-Share; (ii) $10.17 per K-I Share; (iii) $12.23 per K-T Share; (iv) $9.82 per A Share; and (v) $0.00 per B Share.

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

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV of each of our share classes, see our Current Report on Form 8-K filed on June 20, 2024.

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

For information on distributions paid during the year ended December 31, 2024, refer to Note 8 – “Stockholders’ Equity” to our consolidated financial statements included in this Annual Report.

			Distribution Paid	Total Amount of
Quarter Ended	Date Paid	Cash Distribution	Pursuant to DRIP	Distribution

December 31, 2023	February 8, 2024	$751,985	$202,822	$954,807
March 31, 2024	May 3, 2024	742,490	199,490	941,980
June 30, 2024	August 7, 2024	743,210	198,191	941,401
September 30, 2024	November 5, 2024	747,423	204,863	952,286
Total		$2,985,108	$805,366	$3,790,474

December 31, 2022	February 9, 2023	$757,285	$200,524	$957,809
March 31, 2023	May 4, 2023	740,422	197,047	937,469
June 30, 2023	August 9, 2023	746,790	197,531	944,321
September 30, 2023	November 2, 2023	756,591	197,335	953,926
December 31, 2023	December 21, 2023	22,821	—	22,821
Total		$3,023,910	$792,437	$3,816,347

For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”

We paid distributions with respect to the quarters ended December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 with operating cash flows from our hotel properties, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Use of Proceeds

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through December 31, 2024, pursuant to the DRIP Offering, we issued 194,639 K Shares to investors at a weighted average price of $9.78 per K Share for aggregate proceeds of $1,903,807, 132,600 K-I Shares at a weighted average price of $9.83 per K-I Share for aggregate proceeds of $1,303,590 and 7,676 K-T Shares at a weighted average price of $9.45 per K-T Share for aggregate proceeds of $72,561.

From commencement of the Public Offering through December 31, 2024, we had incurred $3,004,097 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid for with proceeds from the issuance of A Shares to THR.

From inception through December 31, 2024, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through December 31, 2024, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

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

As of December 31, 2024, the net offering proceeds to us from our Offerings, after deducting the total expenses incurred as described above, were approximately $51,899,402.

Subsequent to December 31, 2024 and through March 24, 2024, pursuant to the DRIP Offering, we sold approximately 11,598 K Shares at a weighted average price of $9.66 per share for gross proceeds of $112,037, and approximately 9,607 K-I Shares at a weighted average price of $9.66 per share for gross proceeds of $92,803, for total gross proceeds of $204,840 in the DRIP Offering.

We have used the net proceeds from our Offerings to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of December 31, 2024, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Offerings and borrowings. A portion of the net proceeds from our Offerings was also used to fund capital expenditures at the hotel properties and operating expenses.

Share Repurchase Program

We have a share repurchase program that may provide an opportunity for stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. Shares will be repurchased subject to and upon the terms and conditions of our share repurchase program and repurchase prices will be based upon the Estimated Per Share NAVs in accordance with the terms of the share repurchase program. Any unprocessed requests will automatically roll over to be considered for repurchase unless a stockholder withdraws the request for repurchase five business days prior to the next repurchase date. Refer to Note 8 – “Stockholders’ Equity” to our consolidated financial statements included in this Annual Report for a discussion of the details of our share repurchase program.

During the three months ended December 31, 2024, we fulfilled repurchase requests and repurchased K Shares and K-I shares pursuant to our share repurchase program as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased	Programs	Paid per Share	the Program
October 2024	11,945	—	$—	(1)
November 2024	20,820	19,488	$10.17	(1)
December 2024	28,423	—	$—	(1)
	61,188	19,488

(1)	The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). The share repurchase program also provides that the Company will limit repurchases to the net proceeds received pursuant to the DRIP.

During the year ended December 31, 2024, we repurchased approximately $785,243 of K Shares and $37,222 of K-I Shares. As of December 31, 2024, there were 72 outstanding and unfulfilled repurchase requests for 318,220 K Shares and 4,509 K-I Shares. The following table reflects repurchase activity for the twelve months ended December 31, 2024.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	December 31, 2024
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-	23,202
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-	5,482
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-	37,904
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-	46,930
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-
				11/5/2024	19,258	$195,853	$10.17		103,656
K	9/30/2024	40,088	(1)	11/5/2024	230	$2,338	$10.17	-	39,858
K	12/31/2024	42,948		TBD	-	$-	$-	-	42,948
Total K Share redemption requests outstanding									299,980

K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-	1,843
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-	1,211
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	1,455
K-I	12/31/2024	18,240		TBD	-	$-	$-	-	18,240
Total K-I Share redemption requests outstanding									22,749

(1)Our board of directors determined that the funding limitation under the A&R SRP was reached during the referenced quarter with respect to share repurchase requests as there were insufficient net proceeds from the DRIP to fund all share repurchase requests. As of December 31, 2024, there were 72 outstanding and unfulfilled repurchase requests for 299,980 K Shares and 22,749 K-I Shares.

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

Overview

We were formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2024, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a REIT under the Code, commencing with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

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

Since the commencement of the Public Offering and through December 31, 2024, we received approximately $42,080,120 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $1,903,807 of K Shares, $1,303,590 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

2024 Highlights

As of December 31, 2024:

●	we continued offering shares pursuant to the DRIP Offering following the termination of the Public Offering, raising $805,366 in DRIP proceeds during 2024; and
●	our board of directors determined an Estimated Per Share NAV of $10.17 for each of our K Shares, and K-I Shares, $10.17 for each of our K-T Shares, $12.23 per A Share and $0.00 per B Share, as of March 31, 2024.
●	Mortgage notes for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington were refinanced on April 25, 2024. The mortgage note for the Hotel Indigo Traverse City was refinanced on June 6, 2024.

Investment Objectives

We invest in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:

●	to provide stable income for stockholders through the payment of cash distributions;
●	to preserve and return stockholders’ capital contributions; and
●	to maximize risk-adjusted returns on stockholders’ investment.

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

Real Estate Portfolio

As of December 31, 2024, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. Our properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our five select-service hotel properties as of December 31, 2024:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,385,078
Cherry Tree Inn & Suites	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,119,297

*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)

Represents the date and contract purchase price of Procaccianti Convertible Fund, LLC’s (“PCF”) acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)	Contract purchase price excludes acquisition fees and costs.

Property investments in upgrades and improvements that are normal in the course of our business during the year ended December 31, 2024 were funded by refinancings and with cash on hand in our furniture and fixtures and equipment reserves accounts.

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

As of December 31, 2024, our total outstanding indebtedness totaled $64,774,375, including mortgage notes and loans from affiliates. This amount did not exceed 300% of the value of our net assets.

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

S2K Financial LLC was the dealer manager for our offering and was responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the year ended December 31, 2024, our Sponsor requested reimbursement for $180,839 of such administrative services provided through such date.

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

Our total operating expenses were less than 2% of our average invested assets and 25% of our net income for the twelve months ended March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024

Market Outlook

While destination and leisure travel have rebounded and remain strong, business travel has been slower to recover. Ongoing headwinds including challenging interest rates, inflation, supply chain issues, insurance premiums, and labor costs present additional challenges which we believe may continue to hinder a full recovery of business travel throughout 2025.

The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP. CBRE (U.S. Hotels State of the Union Feb 2025 Edition) raised its 2025 GDP growth outlook from 1.7% to 2.4%. The positive GDP revised growth forecast is above the long run average of 2.1%. CBRE expects inflation to be more persistent in 2025, up 20 basis points from October’s forecast with reacceleration in the second half of 2025. CBRE also expects interest rates to fall to 3.9% by the fourth quarter of 2025 from 4.7% in the fourth quarter of 2024. While expense growth has started to moderate, expenses are still increasing faster than revenue growth, causing a 0.7 basis point contraction in profit margins on a trailing twelve-month basis.

Transportation Security Administration (“TSA”) throughput grew during 2024. TSA Screened 904 million passengers, a more than 5% increase from 2023 and increase of 17% from 2022. Additionally, TSA set an agency record on the Sunday after Thanksgiving, the agency's busiest holiday travel period on record, screening 3.1 million people.

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

The hospitality sector entered 2025 on comparably stronger footing, however the horizon is not free of challenges. Travel costs have been on the rise, led by generally higher airfares, fuel costs and hotel rates. While pent-up demand had somewhat compensated for high inflation, the potential for a recession-driven pullback in consumer spending remains a credible risk to industry momentum. Scenic destinations that have outperformed in recent years may begin to revert to traditional demand levels. Businesses have suggested they may boost business travel this year, which, combined with additional international visitation and a larger convention slate, is poised to drive recovery in many of the nation’s larger hospitality markets.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at December 31, 2024.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have not been assessed interest or penalties by any major tax jurisdictions. We have tax years 2021 through 2024 remaining subject to examination by various federal and state tax jurisdictions.

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

We have funded distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. For information on the distributions paid during the years ended December 31, 2024 and 2023, refer to Note 8 – “Stockholders’ Equity” to our consolidated financial statements included herein.

In the years ended December 31, 2024 and 2023, we paid the following distributions, including those paid pursuant to the DRIP:

	Year Ended December 31,
	2024		2023
Distributions paid in cash	$2,985,108		$3,023,910
Distributions reinvested	805,366		792,437
Total distributions	$3,790,474		$3,816,347
Source of distributions:
Cash flows provided by operations	$2,985,108	79%	$3,023,910	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	805,366	21%	792,437	21%
Total sources	$3,790,474	100%	$3,816,347	100%

The tax composition of our distributions declared for the years ended December 31, 2024 and 2023, was as follows:

	Year Ended December 31,
	2024	2023
Ordinary Income	81%	56%
Return of Capital	19%	44%
Total	100%	100%

Although the tax composition of such distributions may be a return of capital, distributions for the years ended December 31, 2024 and 2023 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect to all four quarters of 2023 and 2024, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2024 and 2023.

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $28,130,637 for the year ended December 31, 2024 from $26,406,988 for the year ended December 31, 2023. The $1,723,649 net increase was principally due to increases in both occupancy and ADR.

The following presents the hotel operating results for the years ended December 31, 2024 and 2023 for the entire portfolio:

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2024	2024	2024	2024	December 31, 2024
Number of hotels	5	5	5	5	5
Number of rooms	559	559	559	559	559
Average Occupancy Percentage	61.56%	77.25%	78.62%	68.59%	71.52%
ADR	$150.60	$191.46	$241.37	169.82	$192.25
RevPar	$95.11	$148.27	$189.77	116.49	$137.50

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2023	2023	2023	2023	December 31, 2023
Number of hotels	5	5	5	5	5
Number of rooms	559	559	559	559	559
Average Occupancy Percentage	61.13%	73.03%	77.61%	59.04%	67.71%
ADR	$149.96	$192.03	$239.78	158.34	$183.37
RevPar	$94.60	$140.87	$185.91	95.46	$129.21

A comparison of hotel rooms revenues for the twelve months ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$4,699,101	$4,244,429	$454,672	10.71%
Staybridge Suites St. Petersburg	5,967,476	5,554,180	413,296	7.44%
Hotel Indigo Traverse City	6,979,996	7,020,780	(40,784)	(0.58)%
Hilton Garden Inn Providence	6,468,383	5,719,042	749,341	13.10%
Cherry Tree Inn	4,015,681	3,868,557	147,124	3.80%
	$28,130,637	$26,406,988	$1,723,649	6.53%

The increase in rooms revenues of $454,672, or 10.71%, at the Springhill Suites Wilmington is primarily driven by an increase in occupancy compared to the prior year. Occupancy at the Springhill Suites Wilmington increased from 68.02% for the year ended December 31, 2023 to 76.12% for the year ended December 31, 2024. The ADR at the Springhill Suites Wilmington decreased from $142.46 for the year ended December 31, 2023 to $140.56 for the year ended December 31, 2024, a decrease of 1.33%.

The increase in rooms revenues of $413,296, or 7.44%, at the Staybridge Suites St. Petersburg is primarily driven by an increase in both occupancy and ADR compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg increased from 74.70% for the year ended December 31, 2023 to 78.98% for the year ended December 31, 2024. The ADR at the Staybridge Suites St. Petersburg increased from $171.17 for the year ended December 31, 2023 to $173.48 for the year ended December 31, 2024, an increase of 1.34%.

The decrease in rooms revenues of $40,784 or 0.58%, at the Hotel Indigo Traverse City is primarily driven by a decrease in occupancy compared to the prior year. occupancy at the Hotel Indigo Traverse City decreased from 76.10% for the year ended December 31, 2023 to 73.58% for the year ended December 31, 2024. The ADR at the Hotel Indigo Traverse City increased from $236.23 for the year ended December 31, 2023 to $242.23 for the year ended December 31, 2024, an increase of 2.53%.

The increase in rooms revenues of $749,341, or 13.10%, at the Hilton Garden Inn Providence is primarily driven by an increase in both occupancy and ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 59.12% for the year ended December 31, 2023 to 64.09% for the year ended December 31, 2024. The ADR at the Hilton Garden Inn Providence increased from $193.47 for the year ended December 31, 2023 to $201.28 for the year ended December 31, 2024, an increase of 4.04%.

The increase in rooms revenues of $147,124, or 3.80%, at the Cherry Tree Inn is primarily driven by an increase in occupancy compared to the prior year. Occupancy at the Cherry Tree Inn increased from 59.97% for the year ended December 31, 2023 to 63.06% for the year ended December 31, 2024. The ADR at the Cherry Tree Inn decreased from $232.56 for the year ended December 31, 2023 to $228.94 for the year ended December 31, 2024, a decrease of 1.56%.

Food and beverage revenues

Food and beverage revenues decreased to $2,359,189 for the year ended December 31, 2024 from $2,464,385 for the year ended December 31, 2023. The decrease of $105,196 is primarily due to a decrease in functions at the Hilton Garden Inn Providence. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events.

Other operating revenues

Other operating revenues increased to $1,394,051 for the year ended December 31, 2024 from $1,108,881 for the year ended December 31, 2023. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, resort fees and other guest services. The $285,170 increase from the prior year period is primarily due to increases in resort fees and parking revenues in the year ended December 31, 2024 compared to the year ended December 31, 2023.

Rooms expenses

Rooms expenses were $6,018,897 and $5,842,776 for the years ended December 31, 2024 and 2023, respectively. The $176,121 net increase in rooms expenses is primarily due to increased housekeeping and complimentary breakfast expenses resulting from the overall increase in occupancy. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $6,018,897 and $5,842,776 represent 21.4% and 22.1% of rooms revenues for the years ended December 31, 2024 and 2023, respectively.

Food and beverage expenses

Food and beverage expenses were $1,613,437 and $1,602,021 for the years ended December 31, 2024 and 2023, respectively. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 68.4% and 65.0% of food and beverage revenues for the years ended December 31, 2024 and 2023, respectively. The percentage increase is primarily due to the rise in labor and consumable costs.

Other property expenses

Other property expenses were $11,149,871 and $10,579,777 for the years ended December 31, 2024 and 2023, respectively. The $570,094 increase in other property expenses is primarily driven by the rise in franchise fees, management fees, and labor costs. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $956,558 and $899,516 for the years ended December 31, 2024 and 2023, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate, general and administrative expenses

Corporate, general and administrative expenses were $1,260,039 and $1,409,838 for the years ended December 31, 2024 and 2023, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $908,599 and $865,230 for the years ended December 31, 2024 and 2023, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $727,761 for the year ended December 31, 2024 from $718,135 for the year ended December 31, 2023. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $180,839 and $147,095 in the years ended December 31, 2024 and 2023, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $4,289,600 and $4,104,607 for the years ended December 31, 2024 and 2023, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Loss on the disposal of fixed assets

Loss on disposal of fixed assets was $53,000 for the year ended December 31, 2023, and related to the sale of vehicles.

Interest expense, net

Interest expense, net, was $3,733,207 and $2,939,204 for the years ended December 31, 2024 and 2023, respectively. Interest expense includes monthly payments on the outstanding mortgage notes payable balances, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. Additionally, during the year ended December 31, 2024, we incurred $184,165 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $132,318 relating to the amortization of the fair value of debt premium. During the year ended December 31, 2023, we incurred $127,251 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $132,315 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $274,207 and $258,725 for years ended December 31, 2024 and 2023, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate swap/cap

Gain on our interest rate swap was $7,237 for the year ended December 31, 2024. Unrealized loss on our interest rate cap was $183,370 for the year ended December 31, 2023. The interest rate swap was terminated in connection with the June 6, 2024 refinancing of the note secured by the Hotel Indigo Traverse City (the “TCI Note”).

Income tax benefit

We had income tax benefit of $106,253 for the year ended December 31, 2024, and income tax benefit of $149,374 for the year ended December 31, 2023. Income taxes relate to taxable income at the TRSs.

Net income

For the year ended December 31, 2024, we had net income of $2,067,159 compared to net income of $1,756,289 for the year ended December 31, 2023. The increase in net income of $310,870 over the comparable prior year period was the result of the changes in revenues and expenses discussed above.

Net income or loss attributable to noncontrolling interest

Net income relating to noncontrolling interests was $526,756 for the year ended December 31, 2024 compared to net income relating to noncontrolling interests of $1,756,289 for the year ended December 31, 2023. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the Class K units of limited partnership interests in the Operating Partnership (“Class K OP Units”) issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

We paid quarterly distributions with respect to the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Cash Flows Provided by Operating Activities

During the years ended December 31, 2024 and 2023, we owned an interest in five hotel properties. During the years ended December 31, 2024 and 2023, net cash provided by operating activities was $6,662,924 and $6,449,101, respectively. Our operating cash flows during the year ended December 31, 2024 were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap/cap agreements and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the year ended December 31, 2023 were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization; the change in fair value of the interest rate swap/cap agreements; and by adjustments for receivables, other assets, gain on loan extinguishment, loss on disposal of fixed assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions or improvements of real estate and real-estate related investments. During the year ended December 31, 2024, net cash used in investing activities was $1,418,271, which represented capital improvements at our hotel properties. During the year ended December 31, 2023, net cash used in investing activities was $1,000,302 which represented capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the year ended December 31, 2024, net cash used in financing activities was $4,887,480. We paid stockholder servicing fees totaling $127. We received $39,270,000 of mortgage note proceeds related to refinancings. We made principal payments on the note secured by the Springhill Suites Wilmington (the “Wilmington Note”), the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), the note secured by the Hilton Garden Inn Providence (the “HGI Note”) and the note secured by the Cherry Tree Inn (the “CTI Note”) totaling $38,825,525. We paid cash distributions of $2,985,108 to stockholders with proceeds from operations. Cash flow from financing activities for the year ended December 31, 2024 also includes $820,750 of distributions to noncontrolling interests. Additionally, we repurchased $797,838 of outstanding shares of common stock and paid $728,132 in deferred financing costs.

During the year ended December 31, 2023, net cash used in financing activities was $5,932,602. We paid stockholder servicing fees totaling $1,420. We received $135,495 of mortgage note proceeds related to capital improvements at the Cherry Tree Inn. We made principal payments the Wilmington Note, the St. Petersburg Note, the HGI Note and the CTI Note totaling $716,054. We paid cash distributions of $3,023,910 to stockholders with proceeds from operations. Cash flow from financing activities for the year ended December 31, 2023 also includes $1,153,460 of distributions to noncontrolling interests. Additionally, we repurchased $1,134,719 of outstanding shares of common stock and paid $38,534 in deferred financing costs.

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

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2028. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company. As of December 31, 2024, we believe the Operating Partnership and its subsidiary for the Hotel Indigo Traverse

City were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The HGI Note requires interest only monthly payments for 36 months, with payments based on a 30-year amortization schedule thereafter. As of December 31, 2024, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company and cross-collateralized by the Wilmington Note. As of December 31, 2024, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company, and is cross collateralized by the St. Petersburg Note. As of December 31, 2024, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of December 31, 2024, the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

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

Our contractual obligations as of December 31, 2024 are as follows:

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Outstanding debt obligations	$16,659,780	$10,087,007	$38,027,588	$—	$64,774,375
Interest payments on outstanding debt obligations	4,098,664	8,543,432	1,187,281	—	13,829,377
Total	$20,758,444	$18,630,439	$39,214,869	$—	$78,603,752

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2024 and 2023:

	For the Twelve Months Ended December 31,
	2024	2023
Reconciliation of net income to MFFO:
Net income	$2,067,159	$1,756,289
Depreciation and amortization	4,289,600	4,104,607
FFO	6,356,759	5,860,896
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(526,756)	(482,117)
Depreciation and amortization attributable to noncontrolling interest	(610,390)	(708,691)
FFO attributable to common stockholders	5,219,613	4,670,088
Amortization of deferred financing costs and debt discounts and premiums as interest	51,847	(5,064)
Unrealized (gain) loss on interest rate swap/cap	(7,237)	183,370
MFFO attributable to common stockholders	$5,264,223	$4,848,394

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

Subsequent Events

For a discussion of subsequent events, see Note 11 — “Subsequent Events” to the consolidated financial statements that are a part of this Annual Report.

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

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2024.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2024 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective at a reasonable assurance level.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31 2024. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on its assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-

K of the Securities Act). During the three months ended December 31, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

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

Name	Age	Positions
James A. Procaccianti	66	President, Chief Executive Officer, & Chairman of the Board of Directors
Gregory Vickowski	63	Chief Financial Officer, Treasurer, Director
Lawrence Aubin	79	Independent Director
Thomas R. Engel	81	Independent Director
Ronald S. Ohsberg	60	Independent Director

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

Mr. Vickowski joined the predecessor of the Sponsor as Corporate Controller in 1988 and has been instrumental in growing the Sponsor into a nationally recognized hospitality organization. He has more than 35 years of hospitality industry experience encompassing all aspects of hotel investment and ownership. He has sourced direct deals and developed creative partnerships/ownership structures, has been involved in the review of hundreds of real estate investment transactions, and has negotiated contracts with virtually every major hospitality brand.

Prior to joining the Sponsor, Mr. Vickowski worked for a real estate development company where he was responsible for finance and information technology. He also served as a member of the management team at an international architectural firm in corporate finance.

Mr. Vickowski earned a bachelor’s degree from the University of Massachusetts-Dartmouth in business administration, a master’s degree from the University of Rhode Island in Kingston, Rhode Island in Business with course concentrations in finance and MIS and a master’s degree in taxation from Bryant University in Smithfield, Rhode Island. He is a member of the Hotel Asset Management Association and has achieved a CHAM designation.

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

Committees of our Board of Directors

Audit Committee

The board of directors maintains one standing committee, the audit committee, to assist in fulfilling its responsibilities. The audit committee is composed of Messrs. Aubin, Engel and Ohsberg, all three of whom are independent directors. The audit committee reports regularly to the full board of directors and annually evaluates its performance. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board of directors. The audit committee met four times in 2024. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our website at https://www.prochotelreit.com by clicking on “Corporate Governance,” and then on “Audit Committee Charter.”

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

Executive Officers

The following individuals currently serve as our executive officers:

James A. Procaccianti, age 66, serves as our President and Chief Executive Officer, is one of our directors, and is a member of PHA’s investment committee. Mr. Procaccianti is also the President and Chief Executive Officer of our Sponsor and is a manager of PHA. For more than 30 years, Mr. Procaccianti has been in the business of acquiring, renovating, and managing investment real estate. Mr. Procaccianti has owned, managed, or developed over 20 million square feet of real estate. Within the hospitality industry, Mr. Procaccianti has owned, operated, and managed more than 100 hotels. Through his vision and leadership, Procaccianti Companies has grown to become one of the largest private hotel companies in the country. He has been instrumental in developing franchise relations with top hotel brand families, such as Hyatt, Marriott, Hilton, Starwood, and IHG. He has completed numerous complex acquisitions with national institutional real estate investors, such as GE Pension Trust, Starwood, FelCor, Lend Lease, Host Marriott/Marriott International, Bank of America, and CalPERS, the largest public employee pension fund in the United States.

Gregory Vickowski, age 63, serves as our Chief Financial Officer and Treasurer, is one of our directors, and is a member of PHA’s investment committee. Mr. Vickowski also serves as Chief Financial Officer for the Sponsor and TPG and is a manager of PHA. He is responsible for raising and negotiating equity and debt financing; negotiating purchase and sale agreements in support of asset acquisitions and dispositions; participating in hotel management/franchise company selection and contract negotiation; and implementing our investment strategy and asset management function for our investment portfolio, while also overseeing all areas of accounting and management information systems. He further oversees the management of our Sponsor’s other investment funds, which have assets with a gross value of nearly $1 billion. Mr. Vickowski joined Procaccianti Companies in 1988 and has been instrumental in its growth into a nationally recognized hospitality organization. He has more than 25 years of hospitality industry experience encompassing all aspects of hotel investment and ownership. He has sourced direct deals and developed creative partnerships/ownership structures, has been involved in the review of hundreds of real estate investment deals, and has negotiated contracts with virtually every major hospitality brand. He has developed long-standing relationships with key industry brokers and leading lenders and has completed complex transactions with Met Life, Starwood, Host Marriott, Lend Lease, IHG, Hyatt, Hilton, Lowe Enterprises, FelCor Lodging, and CalPERS and has completed equity investments with Och-Ziff, CalPERS, Rockpoint, and others.

Ron Hadar, age 56, has served as our Secretary and General Counsel since August 2016. Mr. Hadar has also served as our Sponsor’s Assistant General Counsel since August 2015 and became the Sponsor’s and TPG’s General Counsel in January 2016. Mr. Hadar has also served as PHA’s General Counsel since August 2016. He is responsible for all legal matters with respect to hotel development, acquisitions and divestitures, debt and capital placement, contracting matters, corporate governance, and asset management for the Procaccianti Companies, its subsidiaries, and PHA.

Mr. Hadar has over 30 years of experience as a transactional business and real estate attorney. Mr. Hadar joined Procaccianti Companies after serving as General Counsel to The Richmond Company, Inc., a real estate development company from June 2005 to June 2015, where he had a 10-year career overseeing all legal matters with respect to the acquisition, development, and ownership of a variety of commercial and residential real estate assets. Prior to that role, Mr. Hadar was with several national and regional law firms in Boston, Massachusetts, where he focused on capital markets transactions and corporate and real estate matters.

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

Insider Trading Policy

The Company’s officers and directors are subject to our Insider Trading Policy, which governs the purchase, sale, and/or other disposition of our securities by our officers and directors, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed as an exhibit to this report.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James A. Procaccianti	$-	$-	$-	$-	$-	$-	$-
Gregory Vickowski	$-	$-	$-	$-	$-	$-	$-
Lawrence Aubin	$31,250	$-	$-	$-	$-	$-	$31,250
Thomas R. Engel	$31,250	$-	$-	$-	$-	$-	$31,250
Ronald S. Ohsberg	$31,250	$-	$-	$-	$-	$-	$31,250

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

During the fiscal year ended December 31, 2024, James A. Procaccianti and Gregory Vickowski also served as officers, directors and/or key personnel of PHA, our property manager, and/or other affiliated entities. As such, they did not receive any separate compensation from us for services as our directors and/or executive officers. For information regarding transactions with such related parties, see Item 13 of this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 24, 2025 regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on the outstanding shares of common stock, as of March 24, 2025

Beneficial Owner(1)	Number of Common Stock Beneficially Owned	Percent of All Common Stock Shares
TPG Hotel REIT Investor, LLC(2)	558,410	9.32%
Directors and Executive Officers
James A. Procaccianti	(3)	9.33%
Gregory Vickowski	(4)	9.33%
Lawrence Aubin(5)	1,750	*
Thomas R. Engel(5)	1,750	*
Ronald S. Ohsberg(5)	1,750	*
All executive officers and directors as a group (5 persons)	563,660	9.41%

* represents less than 1.0% of the outstanding common stock

(1)	Unless otherwise indicated, the business address of each person listed is 1140 Reservoir Avenue, Cranston Rhode Island 02920.
(2)	TPG Hotel REIT Investor, LLC is owned by TPG Hotel REIT Investor Holdings, LLC and TPG Hotel REIT Investor Holdings II, LLC. As a result, the shares disclosed as beneficially owned by TPG Hotel REIT Investor, LLC are also included in the aggregate number of shares beneficially owned by each of Mr. Procaccianti and Mr. Vickowski. The address of each of TPG Hotel REIT Investor, LLC and TPG Hotel REIT Investor Holdings, LLC is 1140 Reservoir Avenue, Cranston, Rhode Island 02920.
(3)	Mr. Procaccianti is a managing member of TPG Hotel REIT Investor Holdings, LLC, which is the sole parent of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Procaccianti possesses dispositive power with respect to the 558,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.

(4)	Mr. Vickowski is a managing member of TPG Hotel REIT Investor Holdings, LLC and TPG Hotel REIT Investor Holdings II, LLC, which are the parent companies of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Vickowski possesses dispositive power with respect to the 558,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.
(5)	Independent Director.

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted the long-term incentive plan, pursuant to which our board of directors has the authority to grant restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to persons eligible under the plan. The maximum number of shares of our stock that may be issued pursuant to the long-term incentive plan is not to exceed an amount equal to 5% of the outstanding shares of our K Shares and A Shares on the date of grant of any such award. The following table provides information regarding the long-term incentive plan as of December 31, 2024:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	-	-	6,494,750
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	6,494,750

(1)	On February 11, 2019, we granted 500 shares of Class K common stock to each of our independent directors. On July 11, 2019, November 17, 2020, December 8, 2021, December 22, 2022, December 22, 2023, and January 17, 2025, respectively, we granted an additional 250 shares of Class K common stock to each of the three independent directors. The fair value of each share of our Class K common stock that was issued on both February 11, 2019 and July 11, 2019, was estimated at the date of grant at $10.00 per K Share. The fair value of each share of our Class K common stock issued on November 17, 2020, was estimated to be $8.56 per K Share. The fair value of each share of our Class K common stock issued on December 8, 2021 was estimated to be $9.85 per K Share. The fair value of each share of our Class K common stock issued on December 22, 2022 was estimated to be $10.29 per K Share. The fair value of each share of our Class K common stock issued on December 22, 2023 was estimated to be $11.53 per K Share. As of December 31, 2024, we had issued an aggregate of 5,250 shares of Class K common stock to our independent directors in connection with their appointment or re-election to our Board. Restricted share awards vest over a specified period of time or upon attainment of pre-established performance objectives.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2024. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.

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

As of December 31, 2024, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,997, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $3,312,833. We may reimburse PHA and its affiliates for O&O Costs incurred on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of December 31, 2024, $3,156,820 is reimbursable to PHA and its affiliates by us in the future, subject to the 15% cap.

We record O&O Costs as charges against additional paid in capital on the consolidated balance sheets as we raise proceeds in our Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of December 31, 2024, the maximum amount allowed to be recognized by us in our financial statements in accordance with the rules established by FINRA. No O&O Costs were recognized for the years ended December 31, 2024 and 2023.

We pay to PHA 1.5% of the gross contract purchase price of each property or asset acquired. The contract purchase price is the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. No Acquisition fees were incurred for the years ended December 31, 2024 and 2023.

We pay to PHA an asset management fee calculated on a quarterly basis in an amount equal to 1/4th of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP (the “asset management fee”). Asset management fees increased to $727,761 for the year ended December 31, 2024 from $718,136 for the year ended December 31, 2023. As of December 31, 2024, we paid the quarterly asset management fees due to PHA that had accrued through September 30, 2024.

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

We entered into an agreement with GANO Hotel Manager, LLC (the “Hilton Garden Inn Providence Manager”) to operate and manage the Hilton Garden Inn Providence, including making all human resource decisions. The Hilton Garden Inn Providence Manager is an affiliate of us. The term of the agreement is five years beginning February 27, 2020, with four automatic one-year extensions.

We entered into an agreement with PHR Cherry Tree Hotel Manager, LLC (the “Cherry Tree Inn Manager”) to operate and manage the Cherry Tree Inn, including making all human resource decisions. The Cherry Tree Inn Manager is an affiliate of us. The term of the agreement is 10 years beginning June 3, 2021.

Aggregate property management fees increased to $956,558 for the year ended December 31, 2024 from $899,516 for the year ended December 31, 2023 and are included in property management fees to affiliates on the consolidated statements of operations.

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

All services rendered by E&Y for the years ended December 31, 2024 and December 31, 2023 were pre-approved in accordance with the policies and procedures described above.

Audit Fees

E&Y is the independent registered public accounting firm selected by our audit committee for the fiscal year ended December 31, 2024. E&Y has served as our independent registered public accounting firm since 2016. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws. E&Y representatives will be present at the 2024 Annual Meeting of Stockholders and will have the opportunity to make a statement if they desire to do so. In addition, E&Y representatives will be available to respond to appropriate questions posed by any stockholders.

The audit committee reviewed the audit and non-audit services performed by E&Y, as well as the fees charged by E&Y for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of E&Y. The aggregate fees billed to us for professional accounting services by E&Y for the years ended December 31, 2024 and December 31, 2023 are respectively set forth in the table below.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Audit fees	$366,400	$367,100
Audit-related fees	-	-
Tax fees	72,295	118,840
All other fees	-	-
Total	$438,695	$485,940

For purposes of the preceding table, the professional fees are classified as follows:

●	Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.
●	Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act.

●	Tax fees - These are fees for all professional services performed by professional staff in E&Y’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.
●	All other fees - These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

Financial Statement Schedules

A smaller reporting company is not required to provide the information required by this Item.

(b)Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.13

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

10.15

Membership Interest Purchase Agreement, dated as of January 14, 2020, by, between and among TPG DP JV, LLC, ETJ Gano Holdings, Inc., PRJA Gano Holdings, LLC, and EHI Gano Holdings, Inc., as Sellers, and the Procaccianti Group, LLC, as Purchaser (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed March 3, 2020 and incorporated herein by reference).

10.16

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

10.17

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

10.21	Collateral Assignment and Security Agreement in respect of Contracts, Licenses and Permits, effective as of February 27, 2020, by and between Gano Holdings, LLC, and East

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

10.29

Omnibus Amendment and Reaffirmation Agreement between and among Gano Holdings, LLC, Procaccianti Hotel REIT, Inc. and East Boston Savings Bank, dated as of April 23, 2020 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed April 23, 2020 and incorporated herein by reference).

10.30

Purchase and Sale Agreement, as amended, dated as of April 28, 2021, by and between The Procaccianti Group, LLC, as Purchaser, and Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Seller (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.31

Assignment Agreement, dated as of June 3, 2021, by and between The Procaccianti Group, LLC and PHR OP Lender Sub, LLC, collectively as Assignor, and PHR Cherry Propco, LLC, as Assignee (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.32	Ground Lease, dated as of June 3, 2021, by and between PHR Cherry Propco, LLC, as Tenant, and Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC,

collectively as Landlord (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).
10.33

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

10.37

Promissory Note, dated as of July 30, 2021, by PHR Cherry Propco, LLC payable to Emerald Capital Lending III, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.38

Mortgage, dated July 30, 2021, by and between PHR Cherry Propco, LLC, as Mortgagor, and Emerald Capital Lending III, LLC, as Mortgagee (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.39

Promissory Note dated as of November 23, 2021, by PHR Cherry Propco, LLC, payable to BankNewport (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2021 and incorporated herein by reference).

10.40

Loan Agreement, dated as of November 23, 2021, by and between PHR Cherry Propco, LLC and BankNewport (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 30, 2021 and incorporated herein by reference).

10.41

Confirmation of Renewal Period Rent, by and between PHR STPFL, LLC and PHR STPFL OPCO SUB, LLC dated as of May 4, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2023 and incorporated herein by reference).

10.42

Confirmation of Renewal Period Rent, by and between PHR WNC, LLC and PHR WNC OPCO SUB, LLC dated as of May 4, 2023 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 5, 2023 and incorporated herein by reference).

10.43

Confirmation of Renewal Period Rent, by and between PHR TCI, LLC, and PHR TCI OPCO SUB, LLC dated as of December 31, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2023 and incorporated herein by reference).

10.44

Loan Agreement, by and between PHR STPFL, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.45

Loan Agreement, by and between PHR WNC, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.46

Commercial Note, by and between PHR WNC, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.47

Amended and Restated Commercial Note, by and between PHR STPFL, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.48

Guaranty of Recourse Carve-Outs, by and between Procaccianti Hotel REIT, Inc. and Liberty Bank, dated as of April 26, 2024 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference)

10.49

Guaranty of Recourse Carve-Outs, by and between Procaccianti Hotel REIT, Inc. and Liberty Bank, dated as of April 26, 2024 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.50

Commercial Real Estate Mortgage Loan Agreement, by and between PHR TCI, LLC, and Berkshire Bank, dated June 6, 2024 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed June 10, 2024 and incorporated herein by reference).

10.51

Promissory Note, by and between PHR TCI, LLC, and Berkshire Bank, dated June 6, 2024 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed June 10, 2024 and incorporated herein by reference).

10.52

Limited Guaranty, by and between Procaccianti Hotel REIT, Inc. and Berkshire Bank, dated as of June 6, 2022 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed June 10, 2024 and incorporated herein by reference)

19.1*	Insider Trading Policy
21.1	List of Subsidiaries. (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 25, 2022 and incorporated herein by reference).
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 000-56272), on June 28, 2023, and incorporated by reference herein).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise

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

Procaccianti Hotel REIT, Inc.
Date: March 24, 2025	By:	/s/ James A. Procaccianti
James A. Procaccianti Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 24, 2025	By:	/s/ Gregory Vickowski
Gregory Vickowski Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Procaccianti James A. Procaccianti	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 24, 2025
/s/ Gregory Vickowski Gregory Vickowski	Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)	March 24, 2025
/s/ Lawrence A. Aubin Lawrence A. Aubin	Director	March 24, 2025
/s/ Thomas R. Engel Thomas R. Engel	Director	March 24, 2025
/s/ Ronald S. Ohsberg Ronald S. Ohsberg	Director	March 24, 2025

PROCACCIANTI HOTEL REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Procaccianti Hotel REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procaccianti Hotel REIT, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and noncontrolling interest and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

The Company’s investments in hotels, included in property and equipment, net, totaled $95.1 million as of December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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

How We Addressed the Matter in Our Audit

Our testing of the Company’s identification of impairment indicators included, among other procedures, obtaining evidence to corroborate management’s judgments and searching for contrary evidence such as significant declines in operating results, market and economic trends, or changes in disposition strategies. As part of our evaluation of indicators of impairment, we considered management’s estimates of market pricing, hold period, current industry and economic trends and other relevant factors. We evaluated certain significant inputs used by management to estimate market pricing, including third party valuations and comparable sales and the Company’s expected hold period as applicable. We reviewed meeting minutes and held discussions with management about the current status of potential transactions and about management's judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

March 24, 2025

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Property and equipment, net	$95,093,997	$97,949,850
Cash	7,959,051	7,021,695
Restricted cash	3,102,506	3,682,690
Accounts receivable, net	147,788	282,029
Due from related parties	—	25,000
Prepaid expenses and other assets, net	1,282,262	1,132,116
Total Assets	$107,585,604	$110,093,380
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$64,113,333	$64,345,142
Accounts payable, accrued expenses and other, net	3,182,808	2,816,919
Due to related parties	2,103,107	2,208,299
Total Liabilities	69,399,248	69,370,360
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,380,214	1,402,962
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,883,025 and 3,908,712 shares issued and outstanding, respectively	38,831	39,087
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,399,796 and 1,366,446 shares issued and outstanding, respectively	13,998	13,664
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 0 and 2,964 shares issued and outstanding, respectively	—	30
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,363,988	47,356,635
Cumulative income	3,706,881	2,110,753
Cumulative distributions	(18,845,484)	(15,055,010)
Total Stockholders’ Equity	32,285,278	34,472,223
Noncontrolling interest	4,520,864	4,847,835
Total Equity	36,806,142	39,320,058
Total Liabilities and Stockholders’ Equity	$107,585,604	$110,093,380

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenues
Rooms	$28,130,637	$26,406,988
Food and beverage	2,359,189	2,464,385
Other operating	1,394,051	1,108,881
Total revenues	31,883,877	29,980,254
Expenses
Rooms	6,018,897	5,842,776
Food and beverage	1,613,437	1,602,021
Other property expenses	11,149,871	10,579,777
Property management fees to affiliates	956,558	899,516
Corporate general and administrative	1,260,039	1,409,838
Other fees to affiliates	908,599	865,230
Depreciation and amortization	4,289,600	4,104,607
Total expenses	26,197,001	25,303,765
Operating income	5,686,876	4,676,489
Gain on disposal of fixed assets	—	53,000
Interest expense, net	(3,733,207)	(2,939,204)
Gain (loss) on interest rate swap/cap	7,237	(183,370)
Net income before income taxes	1,960,906	1,606,915
Income tax benefit	106,253	149,374
Net income	2,067,159	1,756,289
Net income attributable to noncontrolling interest	526,756	482,117
Net income attributable to common stockholders	$1,540,403	$1,274,172
Net income attributable to Class K common stockholders – basic and diluted	$1,059,676	$889,693
Net income per Class K common share – basic and diluted	$0.27	$0.23
Weighted average number of Class K common shares outstanding – basic and diluted	3,899,295	3,915,561
Net income attributable to Class K-I common stockholders – basic and diluted	$375,910	$308,223
Net income per Class K-I common share – basic and diluted	$0.27	$0.23
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,383,153	1,356,473
Net income attributable to Class K-T common stockholders – basic and diluted	$339	$3,243
Net income per Class K-T common share – basic and diluted	$0.27	$0.23
Weighted average number of Class K-T common shares outstanding – basic and diluted	1,251	14,238
Net income attributable to Class A common stockholders – basic and diluted	$158,007	$132,110
Net income per Class A common share – basic and diluted	$0.27	$0.23
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410
Net loss attributable to Class B common stockholders – basic and diluted	$(53,529)	$(59,097)
Net loss per Class B common share – basic and diluted	$(0.43)	$(0.47)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

														Total Procaccianti
	Common Stock										Additional			Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2022	3,932,526	$39,325	1,345,518	$13,455	29,306	$293	581,410	$5,814	125,000	$1,250	$47,700,045	$892,306	$(11,238,663)	$37,413,825	$5,546,503	$42,960,328
Issuance of common stock	28,217	282	—	—	(27,052)	(271)	—	—	—	—	(11)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	44,317	443	31,672	317	710	8	—	—	—	—	791,669	—	—	792,437	—	792,437
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(1,420)	—	—	(1,420)	—	(1,420)
Repurchase of common stock	(96,348)	(963)	(10,744)	(108)	—	—	—	—	—	—	(1,133,648)	—	—	(1,134,719)	—	(1,134,719)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	(55,725)	—	(55,725)	—	(55,725)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,274,172	—	1,274,172	454,792	1,728,964
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(3,816,347)	(3,816,347)	(1,153,460)	(4,969,807)
BALANCE, December 31, 2023	3,908,712	$39,087	1,366,446	$13,664	2,964	$30	581,410	$5,814	125,000	$1,250	$47,356,635	$2,110,753	$(15,055,010)	$34,472,223	$4,847,835	$39,320,058
Issuance of common stock	3,171	32	—	—	(3,055)	(31)	—	—	—	—	(2)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	43,908	440	34,462	345	91	1	—	—	—	—	804,581	—	—	805,366	—	805,366
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(127)	—	—	(127)	—	(127)
Repurchase of common stock	(72,766)	(728)	(1,112)	(11)	—	—	—	—	—	—	(797,099)	—	—	(797,838)	—	(797,838)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	55,725	—	55,725	—	55,725
Net income	—	—	—	—	—	—	—	—	—	—	—	1,540,403	—	1,540,403	493,779	2,034,182
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(3,790,474)	(3,790,474)	(820,750)	(4,611,224)
BALANCE, December 31, 2024	3,883,025	$38,831	1,399,796	$13,998	—	$—	581,410	$5,814	125,000	$1,250	$47,363,988	$3,706,881	$(18,845,484)	$32,285,278	$4,520,864	$36,806,142

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$2,067,159	$1,756,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,289,600	4,104,607
Amortization of deferred financing costs and debt discount as interest	51,847	(5,064)
Amortization of key money loans	(53,500)	(51,900)
(Gain) loss on interest rate swap/cap	(7,237)	183,370
(Gain) loss on disposal of fixed assets	—	(53,000)
Changes in operating assets and liabilities:
Accounts receivable	134,241	131,771
Due from related parties	25,000	237,148
Prepaid expenses and other assets	(165,621)	(150,787)
Accounts payable, accrued expenses and other	426,626	98,441
Due to related parties	(105,192)	198,226
Net cash provided by operating activities	6,662,923	6,449,101
Cash Flows from Investing Activities:
Capital improvements	(1,418,271)	(1,000,302)
Cash used in investing activities	(1,418,271)	(1,000,302)
Cash Flows from Financing Activities:
Payment of stockholder servicing fees	(127)	(1,420)
Proceeds from mortgage note	39,270,000	135,495
Payments of mortgage notes principal	(38,825,525)	(716,054)
Payment of deferred financing costs	(728,132)	(38,534)
Distributions to stockholders	(2,985,108)	(3,023,910)
Distributions to noncontrolling interest	(820,750)	(1,153,460)
Repurchase of common stock	(797,838)	(1,134,719)
Net cash used in financing activities	(4,887,480)	(5,932,602)
Increase (decrease) in cash and cash equivalents and restricted cash	357,172	(483,803)
Cash and cash equivalents and restricted cash, beginning of period	10,704,385	11,188,188
Cash and cash equivalents and restricted cash, end of period	$11,061,557	$10,704,385

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2024	2023
Cash	$7,959,051	$7,021,695
Restricted cash	3,102,506	3,682,690
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$11,061,557	$10,704,385

The Company paid the following amounts for interest and income taxes:

	Year Ended December 31,
	2024	2023
Cash paid for interest	$3,726,374	$3,122,778
Cash paid for income taxes	$8,200	$194,245

Supplemental Disclosure of Noncash Transactions

	Year Ended December 31,
	2024	2023
Common stock issued pursuant to distribution reinvestment plan	$805,366	$792,437

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

As of December 31, 2024, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

The Company received approximately $42,080,120 in gross proceeds including the sale of K Shares, K-I Shares and K-T Shares through its Public Offering, including $1,903,807, $1,303,590 and $72,561 of gross proceeds from K Shares, K-I Shares and K-T Shares, respectively, issued pursuant to the DRIP through December 31, 2024. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At December 31, 2024, the assets of our VIEs were $61,555,237, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs' obligations. The liabilities of our VIEs were $42,231,666 at December 31, 2024 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2024, the estimated fair value of the mortgage notes payable was $64,148,862, compared to the carrying value of $64,796,428. The mortgage notes payable are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows discounted at a market rate for similar borrowings.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand or held in banks and highly liquid investments with original maturities of three months or less.

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At December 31, 2024 and 2023, reserves for property taxes were $394,917 and $369,276, respectively, reserves for capital improvements were $2,389,259 and $3,128,545, respectively, and reserves for insurance were $142,170 and $84,885, respectively. The Company also included $176,160 and $99,984 of guest advance deposits as restricted cash at December 31, 2024 and 2023, respectively.

Accounts Receivable

The Company records its accounts receivable at cost. The Company provides an allowance for doubtful accounts, when deemed necessary, based on expected losses. The allowance for doubtful accounts was $4,357 and $29,529 at December 31, 2024 and December 31, 2023, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses include prepaid insurance and prepaid hotel operating expenses. Other assets include inventories at the hotel properties, consisting of food and beverage, are valued at the lower of cost and net realizable value, using the FIFO (first-in first-out) method of accounting. Other assets also include the Company’s deferred income tax asset.

Deferred Franchise Fees

Franchise fee represents the initial franchise fee paid by the Company. The initial franchise fees of the agreements are recorded at cost and amortized on a straight-line basis over the term of the franchise agreements. Deferred franchise fees are included in other assets on the consolidated balance sheet.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At December 31, 2024, the Company had no material uncertain tax positions.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2021 through 2024 remaining subject to examination by federal and various state tax jurisdictions.

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

Recently issued accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures) (“ASU 2023-07”), which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted this guidance effective for its fiscal year 2024 Annual Report and the additional required disclosures have been included in Note 11, Segment Reporting.

In November 2024, the FASB issued ASU 2024-03, Income Statement: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This guidance is effective for the Company annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Included in the calculation of basic EPS are 3,000 non-vested restricted K Shares held by the Company's independent directors as of December 31, 2024 because such shares have been issued and participate in distributions.

The Company’s calculated earnings per share for the year ended December 31, 2024 and 2023, were as follows:

	Year Ended December 31,
	2024	2023
Net income attributable to common stockholders	$1,540,403	$1,274,172
Less: Class K Common Stock dividends declared and accumulated	2,729,491	2,740,879
Less: Class K-I Common Stock dividends declared and accumulated	968,225	949,531
Less: Class K-T Common Stock dividends declared and accumulated	875	9,974
Less: Class A Common Stock dividends declared and accumulated	406,987	406,987
Undistributed net loss	$(2,565,175)	$(2,833,199)
Class K Common Stock:
Undistributed net loss	$(1,669,815)	$(1,851,186)
Class K Common Stock dividends declared and accumulated	2,729,491	2,740,879
Net income	$1,059,676	$889,693
Net income per common share, basic and diluted	$0.27	$0.23
Weighted average number of common shares outstanding, basic and diluted	3,899,295	3,915,561
Class K-I Common Stock:
Undistributed net loss	$(592,315)	$(641,308)
Class K-I Common Stock dividends declared and accumulated	968,225	949,531
Net income	$375,910	$308,223
Net income per common share, basic and diluted	$0.27	$0.23
Weighted average number of common shares outstanding, basic and diluted	1,383,153	1,356,473
Class K-T Common Stock:
Undistributed net loss	$(536)	$(6,731)
Class K-T Common Stock dividends declared and accumulated	875	9,974
Net income	$339	$3,243
Net income per common share, basic and diluted	$0.27	$0.23
Weighted average number of common shares outstanding, basic and diluted	1,251	14,238
Class A Common Stock:
Undistributed net loss	$(248,980)	$(274,877)
Class A Common Stock dividends declared and accumulated	406,987	406,987
Net income	$158,007	$132,110
Net income per common share, basic and diluted	$0.27	$0.23
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410
Class B Common Stock:
Undistributed net loss	$(53,529)	$(59,097)
Net loss per common share, basic and diluted	$(0.43)	$(0.47)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2024:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,385,078
Cherry Tree Inn & Suites	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,119,297

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Land	$14,450,538	$14,450,538
Building and improvements	89,435,135	89,251,274
Furniture, fixtures, and equipment	13,214,390	11,979,979
Total cost	117,100,063	115,681,791
Accumulated depreciation	(22,006,066)	(17,731,941)
Property and equipment, net	$95,093,997	$97,949,850

Depreciation expense for the years ended December 31, 2024 and 2023 was $4,274,125 and $4,089,132, respectively.

0

Note 4 – Other Assets

Included in other assets at December 31, 2024 and 2023, are deferred franchise fees of $195,849 and $211,324, respectively. The Company’s hotel properties each are operated pursuant to franchise agreements. The term of each current franchise agreement is for a 15 to 25-year period and the agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. For the years ended December 31, 2024 and 2023, the Company amortized $15,475 and $15,475 of deferred franchise fees, respectively. These amounts are included in depreciation and amortization on the statement of operations.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The future amortization of deferred franchise fees as of December 31, 2024 is as follows:

Years Ending December 31,
2025	$15,475
2026	15,475
2027	15,475
2028	15,475
2029	15,475
Thereafter	118,474
Total	$195,849

Note 5 – Mortgage Notes Payable

Included in mortgage notes payable at December 31, 2024, is a $12,820,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,850,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,600,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,385,078 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,119,297 mortgage payable secured by the Cherry Tree Inn & Suites (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company and cross-collateralized by the Wilmington Note. As of December 31, 2024, the Staybridge Suites St. Petersburg was compliant with its loan obligations, including applicable covenants and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at the SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company, and is cross collateralized by the St. Petersburg Note. As of December 31, 2024, the Springhill Suites Wilmington was compliant with its loan obligations, including applicable covenants and all required payments have been made as agreed.

The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2028. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company. As of December 31, 2024, the Hotel Indigo Traverse City was compliant with its loan obligations, including applicable covenants and all required payments have been made as agreed.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and subsequent to February 15, 2023, requires monthly principal and interest payments based on a 30-year amortization schedule through May 15, 2025, the maturity date. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company. As of December 31, 2024, the Hilton Garden Inn Providence was compliant with its loan obligations, including applicable covenants, and all required payments have been made as agreed.

The CTI Note required monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, requires monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn & Suites, including equipment. As of December 31, 2024, the Cherry Tree Inn was compliant with its loan obligations, including applicable covenants and all required payments have been made as agreed.

Scheduled principal payments of the mortgage notes payable as of December 31, 2024 are as follows:

Years Ending December 31,
2025	$16,659,780
2026	9,037,109
2027	445,501
2028	604,397
Thereafter	38,027,588
Total	$64,774,375

Interest expense on mortgage notes payable for the years ended December 31, 2024 and 2023 was $3,850,937 and $3,090,289, respectively.

Also included in mortgage notes payable as of December 31, 2024, is $300,170 of net deferred financing costs and debt discounts and premiums. For the years ended December 31, 2024 and 2023, the Company amortized $51,847 and $(5,064), respectively, of net deferred financing costs and debt discounts and premiums as a component of interest expense.

Note 6 – Loans from Franchisors

Included in accounts payable, accrued expenses and other liabilities on the balance sheet at December 31, 2024 and 2023, is $773,384 and $826,884, respectively, of net key money loans received from franchisors or assumed upon acquisition. In accordance with the loan agreement with the respective franchisor, funds were released to the applicable hotel properties upon completion of a change of ownership, property improvement plan, and inspection and subsequent approval of the completed work by the franchisor. The outstanding principal balances of the loans are reduced on a straight-line basis over the remaining life of the franchise

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

agreement. As of December 31, 2024, the Company had received $750,000 in loans from franchisors relating to the Staybridge Suites St. Petersburg and assumed a liability of $364,430 in connection with the acquisition of the Hotel Indigo Traverse City. During the years ended December 31, 2024 and 2023, the Company amortized $53,500 and $51,900, respectively, of franchise fees, which are included in rooms and other property expenses on the statement of operations.

Note 7 – Related Party Transactions

On August 2, 2018, the Company entered into the Amended and Restated Advisory Agreement with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On June 17, 2024, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA for a one-year term effective on August 2, 2024.

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

Administrative Services

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. For the years ended December 31, 2024 and 2023, the Company’s Sponsor requested reimbursement for $180,839 and $147,094, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the consolidated statement of operations. As of December 31, 2024 and 2023, there is $21,154 and $32,638, respectively, included in due to affiliates for reimbursable administrative expenses payable.

Acquisition Fee

The Company pays PHA acquisition fees as described below:

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

There were no acquisition fees incurred for the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, there were $1,244,139 of deferred acquisition fees included in due to related parties on the consolidated balance sheets. Interest expense on outstanding acquisition fees was $74,648 and $74,648, respectively, for the years ended December 31, 2024 and 2023, and is included in interest expense on the consolidated statement of operations and in due to related parties on the consolidated balance sheets.

Asset Management Fee

The Company pays PHA asset management fees as described below:

Asset Management Fee: Quarterly fee equal to one-fourth of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP (the “asset management fee”). The adjusted cost will include the purchase price, acquisition expenses, capital expenditures, and other customary capitalized costs. The Advisory Agreement Amendment clarified the duration of the asset management fee and accrual of interest on deferred asset management fees. The asset management fee will be payable to PHA quarterly in arrears, based on the adjusted cost on the last date of the prior quarter, adjusted for appropriate closing dates for individual investments. Payment of the asset management fee will be deferred on a quarterly basis if at any time all accumulated, accrued, and unpaid 6.0% distributions have not been paid in full to the holders of the K Shares, K-I Shares, K-T Shares and any parity security. Any such deferred asset management fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum. If the Company has not completed a liquidation event by the fifth anniversary of the date the Company terminates the Public Offering (including any follow-on offering) (the "Fifth Anniversary"), on the day immediately following the Fifth Anniversary, (i) the asset management fees payable pursuant to the Advisory Agreement cease to accrue and (ii) interest that accrued at a non-compounded rate of 6.0% per annum on the deferred asset management fees will cease to accrue. For the avoidance of doubt, all accrued and unpaid principal and interest amounts in connection with the asset management fee at the Fifth Anniversary will remain outstanding.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2024 and 2023, the Company incurred $727,761 and $718,136, respectively, in asset management fees that are included in other fees to affiliates on the consolidated statements of operations. Interest expense on the outstanding asset management fees was $24,384 and $21,475 for the years ended December 31, 2024 and 2023, respectively, and is included in interest expense on the consolidated statements of operations. At December 31, 2024 and 2023, asset management fees and interest payable of $185,741 and $368,285, respectively, are included in due to related parties on the consolidated balance sheets.

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

There were no disposition fees incurred for the years ended December 31, 2024 and 2023.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. There were no acquisition expenses incurred for the years ended December 31, 2024 and 2023.

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

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of December 31, 2024, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

$8,752,997, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $3,312,833.

The Company recorded O&O Costs as charges against additional paid in capital on the consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules established by FINRA and the Company’s charter. The Company did not recognize any O&O Costs for the years ended December 31, 2024 and 2023. As of December 31, 2024, the company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire on March 28, 2025, with one additional automatic one-year extension. The term of the in-place management agreement for the Hotel Indigo Traverse City is five years beginning August 15, 2018 with four automatic one-year extensions. The terms of the in-place management agreements expire February 26, 2025 and June 3, 2031, respectively, for the Hilton Garden Inn Providence and the Cherry Tree Inn, with four additional automatic one-year extensions

Aggregate property management fees incurred for the years ended December 31, 2024 and 2023 were $956,558 and $899,516, respectively, and are included in property management fees to affiliates on the consolidated statements of operations. As of December 31, 2024 and 2023, $62,863 and $52,180, respectively, of accrued property management fees payable were included in due to related parties on the consolidated balance sheets. Aggregate net reimbursements for certain expenses for the years ended December 31, 2024 and 2023 were $736,583 and $755,951, respectively. As of December 31, 2024 and 2023, $54,428 and $59,592, respectively, of expense reimbursements were included in due to related parties on the consolidated balance sheets. During the years ended December 31, 2024 and 2023, the Company paid $570,069 and $611,158, respectively, to TPG Risk Services, LLC, an affiliate of the Company, for the reimbursement of prepaid insurance at the hotel properties. As of December 31, 2024 and 2023, the Company had balances of $29,657 and $9,990 due to TPG Risk Services, LLC, such reimbursements are included in due to related parties on the consolidated balance sheets.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the years ended December 31, 2024 and 2023, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $186,092 and $61,256, respectively, for capital expenditure costs incurred at the hotel properties. As of December 31, 2024 and 2023, $0 and $16,005, respectively, of construction reimbursements were included in the due to related parties balance. As of December 31, 2024 and 2023, $0 and $25,000, respectively, were receivable from TPG Construction, LLC relating to working capital requests to provide funding for vendors and contractor deposits at the Cherry Tree Inn and the Hilton Garden Inn Providence. Construction receivable amounts for Cherry Tree Inn and Hilton Garden Inn Providence are included in the due from related parties balance.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the years ended December 31, 2024 and 2023.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Amended and Restated Operating Partnership Agreement

In connection with the Hilton Garden Inn Providence acquisition, effective February 27, 2020, the Company, as general partner of the Operating Partnership, Procaccianti Hotel REIT, LP, LLC and certain principals and affiliates of the Sponsor that were issued Class K OP Units entered into an Amended and Restated Operating Partnership Agreement. The term of the Partnership commenced on the date of its formation and the Partnership shall have a perpetual existence unless it is dissolved pursuant to the provisions of Article 13 of the amended and restated operating partnership or as otherwise provided by law.

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.53% and 3.87% for the years ended December 31, 2024 and 2023, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the consolidated balance sheets at December 31, 2024 and 2023. Interest expense was $4,255 and $3,650 for the years ended December 31, 2024 and 2023,

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

respectively, and is included in interest expense on the consolidated statements of operations and in due to related parties on the consolidated balance sheets.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit. As of December 31, 2024, under the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of December 31, 2024, the Company had issued 194,638 K Shares, 132,600 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $1,903,807, $1,303,590 and $72,561 respectively. As of December 31, 2024, the Company had issued 1,750 restricted K Shares to each of the Company's three independent directors for a total of 5,250 restricted K Shares in connection with the Company's long-term incentive plan, as described below.

As of December 31, 2024, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf with no remaining receivable balance as of December 31, 2019. As of December 31, 2024, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share to an affiliate of the Company. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the year ended December 31, 2024, pursuant to the DRIP, the Company issued 43,908 K Shares at a price of $10.27 per K Share for aggregate gross proceeds of $450,954, 34,462 K-I Shares at a price of $10.25 per K-I Share for aggregate gross proceeds of $353,375, and 91 K-T Shares at a price of $11.36 per K-T Share for aggregate gross proceeds of $1,037.

During the year ended December 31, 2024, pursuant to section 5.2.7 of the Company’s charter, 3,055 K-T shares converted to 3,171 K shares. As of December 31, 2024, pursuant to section 5.2.7 of the Company’s charter, 65,694 K-T shares converted to 66,255 K shares.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts). PHA’s obligation can be fulfilled by its affiliates, including the Sponsor or entities affiliated with the Sponsor.

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of December 31, 2024, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of December 31, 2024, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer manager fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of December 31, 2024, the Company recognized $17,631 of stockholder servicing fees with respect to K-T Shares sold in the primary portion of the Public Offering.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s annual meetings of stockholders on July 11, 2019, November 17, 2020, November 10, 2021, December 22, 2022, December 22, 2023, and January 17, 2025, respectively.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2024, the Company fulfilled repurchase requests and repurchased K Shares, K-I Shares and K-T Shares pursuant to the share repurchase program as follows:

	Total Number of
	Shares Requested to	Total Number of	Average Price Paid
For the Quarter Ended	be Repurchased	Shares Repurchased	per Share
March 31, 2024	58,407	17,168	$11.49
June 30, 2024	142,529	17,607	$11.52
September 30, 2024	40,088	19,615	$10.17
December 31, 2024	61,188	19,488	$10.17
	302,212	73,878

The Company generally repurchases shares approximately 45 days following the end of the applicable quarter in which requests were received.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	December 31, 2024
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-	23,202
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-	5,482
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-	37,904
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-	46,930
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-
				11/5/2024	19,258	$195,853	$10.17		103,656
K	9/30/2024	40,088	(1)	11/5/2024	230	$2,338	$10.17	-	39,858
K	12/31/2024	42,948		TBD	-	$-	$-	-	42,948
Total K Share redemption requests outstanding									299,980

K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-	1,843
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-	1,211
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	1,455
K-I	12/31/2024	18,240		TBD	-	$-	$-	-	18,240
Total K-I Share redemption requests outstanding									22,749

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

(1)Our board of directors determined that the funding limitation under the A&R SRP was reached in the referenced quarter with respect to share repurchase requests, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests. As of December 31, 2024, there were 72 outstanding and unfulfilled repurchase requests for 299,980 K Shares and 22,749 K-I Shares.

Distributions

During the year ended December 31, 2024, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/8/2024	12/31/2023	2/5/2024	2/7/2024	$0.001917808	$690,557	$240,782	$862	$22,606	$954,807
5/3/2024	3/31/2024	4/30/2024	5/1/2024	$0.001912568	680,560	238,600	521	22,299	941,980
8/7/2024	06/30/2024	8/2/2024	8/6/2024	$0.001912568	678,795	239,941	366	22,299	941,401
11/5/2024	09/30/2024	10/30/2024	11/4/2024	$0.001912568	685,746	243,995	1	22,544	952,286
					$2,735,658	$963,318	$1,750	$89,748	$3,790,474

During the year ended December 31, 2023, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/9/2023	12/31/2022	2/6/2023	2/8/2023	$0.001917808	$694,914	$236,910	$3,831	$22,606	$958,261
5/4/2023	3/31/2023	4/26/2023	5/3/2023	$0.001917808	678,982	233,064	2,856	22,115	937,017
8/9/2023	06/30/2023	8/4/2023	8/8/2023	$0.001917808	683,412	236,148	2,401	22,360	944,321
11/2/2023	9/30/2023	10/30/2023	11/1/2023	$0.001917808	689,334	239,538	2,448	22,606	$953,926
12/21/2023					-	—	—	22,822	$22,822
					$2,746,642	$945,660	$11,536	$112,509	$3,816,347

On March 3, 2020, the Company’s stockholders approved to amend the Company’s charter (1) to increase the rate at which cash distributions on K Shares, K-I Shares and K-T Shares automatically accrue under the Company’s charter from 6% to 7% per annum of the K Share, K-I Share, and K-T Share Distribution Base, respectively, and (2) to increase the maximum rate at which distributions on A Shares may be authorized by the Company’s board of directors and declared by the Company from 6% to 7% of the stated value of an A Share ($10.00) from income and cash flow from ordinary operations on a cumulative basis. The changes pursuant to the Articles of Amendment to the Company’s charter are effective beginning with distributions that accrued on March 31, 2020.

The Company paid quarterly distributions with respect to all 2023 and 2024 quarters with operating cash flow from its hotel properties, consistent with prior distributions. The Company’s board of directors will

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

Note 9 - Income Taxes

The Company recognized consolidated income tax benefits of $106,253 and $149,374, respectively, for the years ended December 31, 2024 and 2023, respectively. These amounts relate to the operations of the Company’s TRSs.

At December 31, 2024 and 2023, the Company had net deferred tax assets of $299,084 and $183,646, respectively, due to temporary differences between the timing of the GAAP recognition and tax recognition of certain expenses and net operating losses. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined it is more likely than not that the Company may not fully recognize the benefits of its deferred tax assets. As such, a valuation allowance has been established upon a portion of such deferred tax assets as of December 31, 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Note 10 - Commitments and Contingencies

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

from the impact of these laws, including obtaining environmental assessments of all properties that the Company acquires.

Note 11 – Segment Reporting

The Company’s business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets operating in a single segment. The Company’s President and Chief Executive Officer is its chief operating decision maker (“CODM”) responsible for managing and allocating resources for the Company at a consolidated level.

The CODM uses consolidated net income to assess the segment’s overall performance, with specific focus on the segment revenue and expenses associated with the Company’s hotel operations. The table below includes information about the Company’s segment, including significant segment expenses, and a reconciliation to net income.

	Year Ended December 31,
	2024	2023
Revenue:
Total revenue	$31,883,877	$29,980,254
Operating expenses:
Rooms	6,018,897	5,842,776
Food and beverage	1,613,437	1,602,021
Other property operating expenses	11,149,871	10,579,777
Property management fees to affiliates	956,558	899,516
Other segment expenses (1)	6,458,238	6,379,675
Operating income:	5,686,876	4,676,489
Non-operating expenses:
Gain on disposal of fixed assets	-	53,000.00
Interest expense, net	(3,733,207)	(2,939,204)
Gain (loss) on interest rate swap/cap	7,237	(183,370)
Income tax benefit	106,253	149,374
Segment and consolidated net income	$2,067,159	$1,756,289

(1) Other segment expenses include corporate general and administrative, other fees to affiliates and depreciation and amortization.

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

On January 14, 2025, the Company’s board of directors authorized the payment of distributions, with respect to each K Share, K-I Share and K-T Share outstanding as of December 31, 2024, to the holders of record of K Shares, and K-I Shares as of the close of business on January 16, 2025. With respect to the K

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Shares, and K-I Shares outstanding as of December 31, 2024, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, and K-I Share since September 30, 2024, was $684,393, or $0.0019125683 per K Share per day, $245,671, or $$0.0019125683 per K-I Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on January 17, 2025.

On January 17, 2025, we granted an additional 250 shares of Class K common stock to each of the three independent directors. The fair value of each share of our Class K common stock issued on January 17, 2025 was estimated to be $9.66 per K Share. As of March 24, 2025, we had issued an aggregate of 6,000 shares of Class K common stock to our independent directors in connection with their appointment or re-election to our Board. Restricted share awards vest over a specified period of time or upon attainment of pre-established performance objectives.

Subsequent to December 31, 2024 and through March 24, 2025, pursuant to the DRIP Offering, the Company sold approximately 11,598 K Shares at a weighted average price of $9.66 per share for gross proceeds of $112,037, and approximately 9,607 K-I Shares at a weighted average price of $9.66 per share gross proceeds of $92,803, for total gross proceeds of $204,840, in the DRIP Offering.