Form 10-Q
period 2025-03-31
PROCACCIANTI HOTEL REIT, INC.
filed 2025-05-12
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 12, 2025, there were 3,886,661 shares of the Registrant’s Class K common stock issued and outstanding, 1,418,916 shares of the Registrant’s Class K-I common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Property and equipment, net	$94,424,766	$95,093,997
Cash	6,164,950	7,959,051
Restricted cash	3,202,532	3,102,506
Accounts receivable, net	267,002	147,788
Prepaid expenses and other assets, net	1,212,163	1,282,262
Total Assets	$105,271,413	$107,585,604
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$63,996,134	$64,113,333
Accounts payable, accrued expenses and other, net	3,203,620	3,182,808
Due to related parties	2,065,576	2,103,107
Total Liabilities	69,265,330	69,399,248
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,354,843	1,380,214
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,875,229 and 3,883,025 shares issued and outstanding, respectively	38,753	38,831
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,409,403 and 1,399,796 shares issued and outstanding, respectively	14,094	13,998
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,363,947	47,363,988
Cumulative income	2,520,561	3,706,881
Cumulative distributions	(19,798,093)	(18,845,484)
Total Stockholders’ Equity	30,146,326	32,285,278
Noncontrolling interest	4,504,914	4,520,864
Total Equity	34,651,240	36,806,142
Total Liabilities and Stockholders’ Equity	$105,271,413	$107,585,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Rooms	$5,214,341	$4,838,217
Food and beverage	359,086	288,425
Other operating	273,547	236,691
Total revenues	5,846,974	5,363,333
Expenses
Rooms	1,367,983	1,234,065
Food and beverage	338,392	275,287
Other property expenses	2,553,061	2,448,374
Property management fees to affiliates	175,662	161,070
Corporate general and administrative	284,776	278,413
Other fees to affiliates	233,113	227,606
Depreciation and amortization	1,091,161	1,043,407
Total expenses	6,044,148	5,668,222
Operating loss	(197,174)	(304,889)
Interest expense, net	(953,354)	(780,671)
Gain on interest rate swap/cap	—	15,874
Net loss before income taxes	(1,150,528)	(1,069,686)
Income tax benefit	216,887	239,001
Net loss	(933,641)	(830,685)
Net income attributable to noncontrolling interest	252,679	195,430
Net loss attributable to common stockholders	$(1,186,320)	$(1,026,115)
Net loss attributable to Class K common stockholders – basic and diluted	$(754,123)	$(655,583)
Net loss per Class K common share – basic and diluted	$(0.19)	$(0.17)
Weighted average number of Class K common shares outstanding – basic and diluted	3,882,650	3,910,281
Net loss attributable to Class K-I common stockholders – basic and diluted	$(273,416)	$(229,843)
Net loss per Class K-I common share – basic and diluted	$(0.19)	$(0.17)
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,407,695	1,370,920
Net loss attributable to Class K-T common stockholders – basic and diluted	$—	$(501)
Net loss per Class K-T common share – basic and diluted	$—	$(0.17)
Weighted average number of Class K-T common shares outstanding – basic and diluted	—	2,991
Net loss attributable to Class A common stockholders – basic and diluted	$(112,927)	$(97,476)
Net loss per Class A common share – basic and diluted	$(0.19)	$(0.17)
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410
Net loss attributable to Class B common stockholders – basic and diluted	$(45,854)	$(42,712)
Net loss per Class B common share – basic and diluted	$(0.37)	$(0.34)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2024	3,883,025	$38,831	1,399,796	$13,998	—	$—	581,410	$5,814	125,000	$1,250	$47,363,988	$3,706,881	$(18,845,484)	$32,285,278	$4,520,864	$36,806,142
Issuance of common stock pursuant to distribution reinvestment plan	12,348	123	9,607	96	—	—	—	—	—	—	204,621	—	—	204,840	—	204,840
Repurchase of common stock	(20,144)	(201)	—	—	—	—	—	—	—	—	(204,662)	—	—	(204,863)	—	(204,863)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,186,320)	—	(1,186,320)	278,050	(908,270)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(952,609)	(952,609)	(294,000)	(1,246,609)
BALANCE, March 31, 2025	3,875,229	$38,753	1,409,403	$14,094	—	$—	581,410	$5,814	125,000	$1,250	$47,363,947	$2,520,561	$(19,798,093)	$30,146,326	$4,504,914	$34,651,240

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2023	3,908,712	$39,087	1,366,446	$13,664	2,964	$30	581,410	$5,814	125,000	$1,250	$47,356,635	$2,110,753	$(15,055,010)	$34,472,223	$4,847,835	$39,320,058
Issuance of common stock pursuant to distribution reinvestment plan	10,503	105	7,972	80	46	—	—	—	—	—	202,637	—	—	202,822	—	202,822
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(76)	—	—	(76)	—	(76)
Repurchase of common stock	(16,555)	(166)	(614)	(6)	—	—	—	—	—	—	(197,163)	—	—	(197,335)	—	(197,335)
Noncontrolling interest valuation adjustment		—	—	—	—	—	—	—	—	—	—	(21,946)	—	(21,946)	—	(21,946)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,026,115)	—	(1,026,115)	217,376	(808,739)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(954,807)	(954,807)	—	(954,807)
BALANCE March 31, 2024	3,902,660	$39,026	1,373,804	$13,738	3,010	$30	581,410	$5,814	125,000	$1,250	$47,362,033	$1,062,692	$(16,009,817)	$32,474,766	$5,065,211	$37,539,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(933,641)	$(830,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,091,161	1,043,407
Amortization of deferred financing costs and debt discount as interest	29,539	(4,522)
Amortization of key money loans	(13,375)	(13,376)
Gain on interest rate swap/cap	—	(15,874)
Changes in operating assets and liabilities:
Accounts receivable	(119,214)	41,901
Prepaid expenses and other assets	66,231	(204,967)
Accounts payable, accrued expenses and other	34,187	447,316
Due to related parties	(37,531)	362,376
Net cash provided by operating activities	117,357	825,576
Cash Flow from Investing Activities:
Capital improvements	(418,064)	(361,827)
Cash used in investing activities	(418,064)	(361,827)
Cash Flows from Financing Activities:
Payment of stockholder servicing fees	—	(76)
Payments of mortgage notes principal	(146,736)	(249,985)
Distributions to stockholders	(747,769)	(751,985)
Distributions to noncontrolling interest	(294,000)	—
Repurchase of common stock	(204,863)	(197,335)
Net cash used in financing activities	(1,393,368)	(1,199,381)
Decrease in cash and cash equivalents and restricted cash	(1,694,075)	(735,632)
Cash and cash equivalents and restricted cash, beginning of period	11,061,557	10,704,385
Cash and cash equivalents and restricted cash, end of period	$9,367,482	$9,968,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2025	2024
Cash	$6,164,950	$6,104,302
Restricted cash	3,202,532	3,864,451
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$9,367,482	$9,968,753

The Company paid the following amounts for interest and income taxes:

	Three Months Ended March 31,
	2025	2024
Cash paid for interest	$972,965	$824,834
Cash paid for income taxes	$1,400	$2,200

Supplemental Disclosure of Noncash Transactions

	Three Months Ended March 31,
	2025	2024
Common stock issued pursuant to distribution reinvestment plan	$204,840	$202,822

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

As of March 31, 2025, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through March 31, 2025, the Company received approximately $42,284,960 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $2,015,844 of K Shares, $1,396,392 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At March 31, 2025, the assets of the Company’s VIEs were $60,941,221, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At March 31, 2025, the liabilities of the Company’s VIEs were $42,135,719, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of March 31, 2025, the estimated fair value of the mortgage notes payable was $64,848,959 compared to the carrying value of $64,627,638. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At March 31, 2025 and 2024, reserves for property taxes were $717,588 and $671,410, respectively, reserves for capital improvements were $2,140,466 and $3,018,772, respectively, and reserves for insurance were $168,318 and $99,285, respectively. The Company also included $176,160 and $74,984 of guest advance deposits as restricted cash at March 31, 2025 and 2024, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At March 31, 2025, the Company had no material uncertain tax positions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of March 31, 2025, 6,000 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated EPS for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common stockholders	$(1,186,320)	$(1,026,115)
Less: Class K Common Stock dividends declared and accumulated	670,156	680,560
Less: Class K-I Common Stock dividends declared and accumulated	242,972	238,600
Less: Class K-T Common Stock dividends declared and accumulated	—	521
Less: Class A Common Stock dividends declared and accumulated	100,353	101,191
Undistributed net loss	$(2,199,801)	$(2,046,987)
Class K Common Stock:
Undistributed net loss	$(1,424,279)	$(1,336,143)
Class K Common Stock dividends declared and accumulated	670,156	680,560
Net loss	$(754,123)	$(655,583)
Net loss per common share, basic and diluted	$(0.19)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	3,882,650	3,910,281
Class K-I Common Stock:
Undistributed net loss	$(516,388)	$(468,443)
Class K-I Common Stock dividends declared and accumulated	242,972	238,600
Net loss	$(273,416)	$(229,843)
Net loss per common share, basic and diluted	$(0.19)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	1,407,695	1,370,920
Class K-T Common Stock:
Undistributed net loss	$—	$(1,022)
Class K-T Common Stock dividends declared and accumulated	—	521
Net loss	$—	$(501)
Net loss per common share, basic and diluted	$—	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	—	2,991
Class A Common Stock:
Undistributed net loss	$(213,280)	$(198,667)
Class A Common Stock dividends declared and accumulated	100,353	101,191
Net loss	$(112,927)	$(97,476)
Net loss per common share, basic and diluted	$(0.19)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410
Class B Common Stock:
Undistributed net loss	$(45,854)	$(42,712)
Net loss per common share, basic and diluted	$(0.37)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of March 31, 2025:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,307,206
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$9,050,432

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Land	$14,450,538	$14,450,538
Building and improvements	89,532,186	89,435,135
Furniture, fixtures, and equipment	13,535,403	13,214,390
Total cost	117,518,127	117,100,063
Accumulated depreciation	(23,093,361)	(22,006,066)
Property and equipment, net	$94,424,766	$95,093,997

Depreciation expense for the three months ended March 31, 2025 and 2024 was $1,087,295 and $1,039,539 respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at March 31, 2025, is a $12,820,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,850,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,600,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,307,206 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $9,050,432 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed (pursuant to a customary carveout/bad acts guaranty) by the Company and cross-collaterized by the Wilmington Note. As of March 31, 2025, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were compliant with the loan obligations under the St. Petersburg Note, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at the SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collaterized by the St. Petersburg Note. As of March 31, 2025, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were compliant with the loan obligations under the Wilmington Note, including applicable covenants, and all required payments have been made as agreed.

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2028. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of March 31, 2025, the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were compliant with the loan obligations under the TCI Note, including applicable covenants, and all required payments have been made as agreed.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and subsequent to February 15, 2023, requires monthly principal and interest payments based on a 30-year amortization schedule through the original maturity date of May 15, 2025. On April 30, 2025, Rockland Trust Bank granted an extension of 90 days, for an updated maturity date of August 15, 2025. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of March 31, 2025, the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were compliant with the loan obligations under the HGI Note, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, requires monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of March 31, 2025, the Operating Partnership and its subsidiary for the Cherry Tree Inn were compliant with the loan obligations under the CTI Note, including applicable covenants, and all required payments have been made as agreed.

Interest expense on mortgage notes payable for the three months ended March 31, 2025 and 2024 was $957,914 and $824,856, respectively.

Also included in mortgage notes payable as of March 31, 2025 is $300,170 of net deferred financing costs and debt discounts and premiums. For the three months ended March 31, 2025 and 2024, the Company amortized $29,539 and ($4,522), respectively, of net deferred financing costs and debt discounts and premiums as interest expense.

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

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended March 31, 2025 and 2024, the Sponsor requested reimbursement for $49,348 and $47,393, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

No acquisition fees were incurred during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and 2024, there were $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,406 and $18,560, respectively, for the three months ended March 31, 2025 and 2024. These amounts are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended March 31, 2025 and 2024, the Company incurred $183,765 and $181,038, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $2,719 and $8,084 for the three months ended March 31, 2025 and 2024, respectively, and is included in interest expense on the condensed consolidated statements of operations. At March 31, 2025 and 2024, asset management fees and interest payable of $186,484 and $557,407, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three months ended March 31, 2025 and 2024.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of March 31, 2025 and 2024 were paid directly by the Company and there have been no reimbursements to PHA.

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

The Company recorded O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules and regulations established by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Company’s charter. The Company did not recognize any O&O Costs for the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire on March 28, 2026. The term of the in-place management agreement for the Hotel Indigo Traverse City is five years beginning August 15, 2018 with four automatic one-year extensions. The terms of the in-place management agreements for the Hilton Garden Inn Providence expire on February 26, 2026, with three additional automatic one-year extensions. The terms of the in-place management agreements for the Cherry Tree Inn expire on June 3, 2031, with four additional automatic one-year extensions.

Aggregate property management fees incurred were $175,662 and $161,070 for the three months ended March 31, 2025 and 2024, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of March 31, 2025 and 2024, $13,966 and $74,298, respectively, of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $194,815 and $192,396 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, $68,882 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended March 31, 2025 and 2024, the Company paid $76,568 and $57,050 respectively, to TPG Risk Services, LLC (“TPG”), an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the three months ended March 31, 2025 and 2024, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor (“TPG Construction”), $0 and $36,898 respectively, for capital expenditure costs incurred at the hotel properties. As of March 31, 2025 and 2024, $0 and $56,823, respectively, of construction reimbursements were included in the due to related parties balance. As of March 31, 2025 and 2024, $0 and $25,000, respectively, were receivable from TPG Construction relating to working capital requests to provide funding for vendors and contractor deposits at the Hilton Garden Inn Providence and were included in the due from related parties balance.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three months ended March 31, 2025 and 2024.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.52% and 4.45% for the three months ended March 31, 2025 and 2024, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024. Interest expense was $1,050 and $1,044 for the three months ended March 31, 2025 and 2024, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of March 31, 2025, the Company had issued 206,237 K Shares, 142,207 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $2,015,844, $1,396,392 and $72,561, respectively. As of March 31, 2025, the Company had issued 2,000 restricted K Shares to each of the Company’s three independent directors for a total of 6,000 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of March 31, 2025, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of March 31, 2025. As of March 31, 2025, the Company sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

As of March 31, 2025, pursuant to Section 5.2.7 of the Company’s charter, 65,694 K-T Shares converted to 66,255 K Shares.

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

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of March 31, 2025, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of March 31, 2025, the Company recognized $17,632 of stockholder servicing fees in connection with the Public Offering.

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

These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s annual meetings of stockholders on July 11, 2019, November 17, 2020, November 10, 2021, December 22, 2022, December 22, 2023 and January 17, 2025, respectively.

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

The Company generally repurchases shares approximately 45 days following the end of the applicable quarter in which requests were received.

The following table reflects the activity resulting in the repurchase requests outstanding at March 31, 2025.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	March 31, 2025
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-	23,202
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-	5,482
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-	37,904
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-	46,930
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-
				11/5/2024	19,258	$195,853	$10.17
				2/13/2025	19,879	$202,170	$10.17	2,457	81,320
K	9/30/2024	40,088	(1)	11/5/2024	230	$2,338	$10.17	-
				2/13/2025	265	$2,694	10.17		39,593
K	12/31/2024	42,948	(1)	TBD	-	$-	$-	-	42,948
K	3/31/2025	20,042		TBD	-	$-	$-	-	20,042
Total K Share redemption requests outstanding									297,421

K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-	1,843
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-	1,211
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	1,455
K-I	12/31/2024	18,240	(1)	TBD	-	$-	$-	-	18,240
K-I	3/31/2025	5,000		TBD	-	$-	$-	-	5,000
Total K-I Share redemption requests outstanding									27,749
(1)	Our board of directors determined that the funding limitation under the A&R SRP was reached in the referenced quarter with respect to share repurchase requests, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests. As of March 31, 2025, there were 80 outstanding and unfulfilled repurchase requests for 297,421 K Shares and 27,749 K-I Shares.

Distributions

During the three months ended March 31, 2025, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
1/17/25	12/31/2025	1/14/25	1/16/25	$0.001912568	$684,394	$245,671	$—	$22,544	$952,609

During the three months ended March 31, 2024, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/8/2024	12/31/2023	2/5/2024	2/7/2024	$0.001917808	$690,557	$240,782	$862	$22,606	$954,807

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

On April 25, 2025, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares and K-I Shares outstanding as of March 31, 2025, to the holders of record of K Shares and K-I Shares as of the close of business on April 30, 2025. With respect to the K Shares and K-I Shares outstanding as of March 31, 2025, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since December 31, 2024 was $670,151, or $0.001917808 per K Share per day and $242,972, or $0.001917808 per K-I Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on May 1, 2025.

On April 25, 2025, the Company’s board of directors authorized the payment of distributions with respect to the Class K OP Units outstanding as of March 31, 2025, to the holders of record of Class K OP Units as of the close of business on April 30, 2025. With respect to the Class K OP Units outstanding as of March 31, 2025, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since December 31, 2024 was $22,115, or $0.001917808 per Class K OP Unit. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on May 1, 2025.

Note 7 - Income Taxes

The Company recognized a consolidated income tax benefit of $216,887 and $239,001 for the three months ended March 31, 2025 and 2024, respectively. These amounts relate to the operations of the Company’s TRSs.

Note 8 – Segment Reporting

The Company’s business consists of acquiring and owning a diverse portfolio of hospitality properties, primarily, select-service, extended-stay and compact full-service hotel properties throughout the United States operating in a single segment. The Company’s President and Chief Executive Officer is its chief operating decision maker (“CODM”) responsible for managing and allocating resources for the Company at a consolidated level.

The CODM uses consolidated net income to assess the segment’s overall performance, with specific focus on the segment revenue and expenses associated with the Company’s hotel operations. The table below includes information about the Company’s segment, including significant segment expenses, and a reconciliation to net loss.

	Three Months Ended March 31,
	2025	2024
Revenue:
Total revenue	$5,846,974	$5,363,333
Operating expenses:
Rooms	1,367,983	1,234,065
Food and beverage	338,392	275,287
Other property operating expenses	2,553,061	2,448,374
Property management fees to affiliates	175,662	161,070
Other segment expenses (1)	1,609,050	1,549,426
Operating loss:	(197,174)	(304,889)
Non-operating expenses:
Interest expense, net	(953,354)	(780,671)
Gain on interest rate swap/cap		15,874
Income tax benefit	216,887	239,001
Segment and consolidated net loss	$(933,641)	$(830,685)

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

The following discussions and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements, the notes thereto, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2025 (“Annual Report”).

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

Factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	the impacts of artificial intelligence (“AI”) related to data privacy;
●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;
●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;
●	domestic and global political risks and uncertainties, including the war in Ukraine, tensions between China and the United States, unrest in the Middle East and other economic disruptions and U.S. and global recession concerns, on our financial condition and results of operations;
●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	events beyond our control, such as war, terrorist or cyber-attacks, pandemics or epidemics, mass casualty events, government shutdowns and closures, travel-related health concerns and natural disasters;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;

●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to Procaccianti Hotel Advisors, LLC (“PHA”) and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of PHA, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles (“GAAP”).

Other risks include those described under the section entitled Item 1A. “Risk Factors” of Part I our Annual Report and subsequent quarterly reports. Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. These risks and uncertainties may be amplified by macroeconomic events, including but not limited to the conflict between Russia and Ukraine, the Hamas-Israel war, international trade relations and trade policy, including those related to tariffs, rising interest rates and inflation. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of March 31, 2025, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through March 31, 2025, we received approximately $42,284,960 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $2,015,844 of K Shares, $1,396,392 of K-I Shares and $72,561 K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended March 31, 2025 and 2024, the Sponsor requested reimbursement for $49,348 and $47,393, respectively, of such administrative service expenses. Of these amounts, $28,484 is included in due to related parties on the condensed consolidated balance sheet as of March 31, 2025.

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

We incurred operating expenses of approximately $1,266,402 during the twelve months ended March 31, 2025, which was within the 2% of average invested assets and 25% of net income limitations (as defined in our charter).

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at March 31, 2025.

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

For information on distributions paid during the three months ended March 31, 2025, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows distributions paid during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
Distributions paid in cash	$747,769		$751,985
Distributions reinvested	204,840		202,822
Total distributions	$952,609		$954,807
Source of distributions:
Cash flows provided by operations	$747,769	78%	$751,985	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	204,840	22%	202,822	21%
Total sources	$952,609	100%	$954,807	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the three months ended March 31, 2025 and 2024 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly distributions with respect to all four quarters of 2024 and the first quarter of 2025, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2025 and 2024.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I, Item 1A “Risk Factors” of our Annual Report and in Part II, Item 1A. “Risk Factors” of this Quarterly Report that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $5,214,341 for the three months ended March 31, 2025 from $4,838,217 for the three months ended March 31, 2024. The net increase of $376,124, or 7.77%, was largely due to increases in ADR and occupancy.

The following presents the hotel operating results for the three months ended March 31, 2025:

	Total Portfolio
	January	February	March
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	56.02%	67.86%	68.60%
Average Daily Rate (“ADR”)	$147.11	$164.60	$171.43
Revenue Per Available Room (“RevPAR”)	$82.41	$111.70	$117.60

The following presents the hotel operating results for the three months ended March 31, 2024:

	Total Portfolio
	January	February	March
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	50.58%	62.01%	72.13%
ADR	$139.07	$149.14	$163.49
RevPAR	$71.66	$93.43	$120.14

A comparison of hotel rooms revenues for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$851,053	$916,343	$(65,290)	(7.13)%
Staybridge Suites St. Petersburg	2,112,573	1,713,416	399,157	23.30%
Hotel Indigo Traverse City	755,479	755,520	(41)	(0.01)%
Hilton Garden Inn Providence	1,086,169	1,093,522	(7,353)	(0.67)%
Cherry Tree Inn	409,067	359,416	49,651	13.81%
	$5,214,341	$4,838,217	$376,124	7.77%

The decrease in rooms revenues of $65,290, or 7.13%, at the Springhill Suites Wilmington is primarily driven by a decrease in occupancy. Occupancy at the Springhill Suites Wilmington decreased from 72.89% for the three months ended March 31, 2024, to 68.73% for the three months ended March 31, 2025. The ADR at the Springhill Suites Wilmington decreased from $115.12 for the three months ended March 31, 2024, to $114.65 for the three months ended March 31, 2025, a decrease of 0.41%.

The increase in rooms revenues of $399,157, or 23.30%, at the Staybridge Suites St. Petersburg is driven by an increase in occupancy. Occupancy at the Staybridge Suites St. Petersburg increased from 72.18% for the three months ended March 31, 2024, to 91.83% for the three months ended March 31, 2025. The occupancy increase is driven by extended stay guests displaced by the 2024 hurricanes and restoration contractors who are assisting with post-hurricane efforts. The ADR at the Staybridge Suites St. Petersburg decreased from $219.19 for the three months ended March 31, 2024, to $214.80 for the three months ended March 31, 2025, a decrease of 2.00%.

Rooms revenues for the first three months of 2025 at the Hotel Indigo Traverse City have remained consistent to the first three months of 2024, with a decrease of only $41. Occupancy at the Hotel Indigo Traverse City decreased from 58.29% for the three months ended March 31, 2024 to 54.50 % for the three months ended March 31, 2025. The ADR at the Hotel Indigo Traverse City increased from $133.11 for the three months ended March 31, 2024 to $143.96 for the three months ended March 31, 2025, an increase of 8.15%.

The decrease in rooms revenues of $7,353, or 0.67%, at the Hilton Garden Inn Providence is driven by a decrease in occupancy. Occupancy at the Hilton Garden Inn Providence decreased from 55.34% for the three months ended March 31, 2024 to 53.92% for the three months ended March 31, 2025. The ADR at the Hilton Garden Inn Providence increased from $158.50 for the three months ended March 31, 2024 to $163.38 for the three months ended March 31, 2025, an increase of 3.08%.

The increase in rooms revenues of $49,651, or 13.81%, at the Cherry Tree Inn is primarily driven by an increase in both occupancy and ADR. Occupancy at the Cherry Tree Inn increased from 42.87% for the three months ended March 31, 2024 to 44.78% for the three months ended March 31, 2025. The ADR at the Cherry Tree Inn increased from $121.22 for the three months ended March 31, 2024 to $133.55 for the three months ended March 31, 2025, an increase of 10.17%.

Food and beverage revenues

Food and beverage revenues increased to $359,086 for the three months ended March 31, 2025 from $288,425 for the three months ended March 31, 2024. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $70,661 increase from the prior year period is primarily due to an increase in restaurant sales at the Hotel Indigo Traverse City, which has recently implemented live music in order to attract more patrons.

Other operating revenues

Other operating revenues increased to $273,547 for the three months ended March 31, 2025, from $236,691 for the three months ended March 31, 2024. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $36,856 increase from the prior year period is primarily due to an increase in parking revenues at the Staybridge Suites St. Petersburg.

Rooms expenses

Rooms expenses increased to $1,367,983 for the three months ended March 31, 2025 from $1,234,065 for the three months ended March 31, 2024. The $133,918 net increase in rooms expenses is primarily due to an increase in housekeeping and hospitality expenses. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,367,983 and $1,234,065 represent 26.2% and 25.5% of rooms revenues for the three-month period ended March 31, 2025 and 2024, respectively.

Food and beverage expenses

Food and beverage expenses were $338,392 and $275,287 for the three months ended March 31, 2025 and 2024, respectively. The $63,105 increase in food and beverage expenses is primarily due to an increase in the cost of beverages. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 94.2% and 95.4% of food and beverage revenues for the three-month period ended March 31, 2025 and 2024, respectively.

Other property expenses

Other property expenses were $2,553,061 and $2,448,374, for the three months ended March 31, 2025 and 2024, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $104,687 increase in other property expenses is primarily driven by an increase in administrative costs.

Property management fees to affiliates

Property management fees to affiliates were $175,662 and $161,070 for the three months ended March 31, 2025 and 2024, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $284,776 and $278,413 for the three months ended March 31, 2025 and 2024, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $233,113 and $227,606 for the three months ended March 31, 2025 and 2024, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $183,765 for the three months ended March 31, 2025 from $181,038 for the three months ended March 31, 2024. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $49,348 and $46,568 during the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $1,091,161 and $1,043,407 for the three months ended March 31, 2025 and 2024, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $953,354 and $780,671 for the three months ended March 31, 2025 and 2024, respectively. The increase of $172,683 is attributable to the refinancing of the St. Petersburg Note, the Wilmington Note, and the TCI Note at increased interest rates. Interest expense includes monthly fixed rate and variable rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended March 31, 2025, we recognized $51,591 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $22,052 relating to the amortization of the fair value of debt premium. For the three months ended March 31, 2024, we recognized $33,079 of interest income relating to the amortization of the fair value of debt premium, offset by $28,557 relating to the amortization of deferred financing costs and debt discounts.

Interest income on interest-bearing cash accounts was $56,274 and $67,352 for three months ended March 31, 2025 and 2024, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated statement of operations.

Gain on interest rate swap

Unrealized gain on our interest rate swap was $0 and $15,874 for the three months ended March 31, 2025 and 2024, respectively. The interest rate swap was terminated in connection with the June 6, 2024 refinancing of the TCI Note.

Income tax benefit

For the three months ended March 31, 2025 and 2024, we had an income tax benefit of $216,887 and $239,001, respectively.

Net loss

For the three months ended March 31, 2025 and 2024, we had a net loss of $1,151,928 and $830,685, respectively. The increase in net loss of $321,243 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $248,109 and $195,430 for the three months ended March 31, 2025 and 2024, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

We paid quarterly distributions with respect to all four quarters of 2024 and the first quarter of 2025, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Cash Flows Provided by Operating Activities

During the three months ended March 31, 2025 and 2024, we owned an interest in five hotel properties. During the three months ended March 31, 2025, net cash provided by operating activities was $117,357 compared to the net cash provided by operating activities of $825,576 for the three months ended March 31, 2024. Our operating cash flows during the three months ended March 31, 2025, were the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the three months ended March 31, 2024, were the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flow Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions or improvements of real estate and real-estate related investments. During the three months ended March 31, 2025, net cash used in investing activities was $418,064 and was the result of capital improvements at our hotel properties. During the three months ended March 31, 2024, net cash used in investing activities was $361,827 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities was $1,393,369. During the three months ended March 31, 2025, we paid cash distributions of $747,769 to stockholders with proceeds from operations. During the three months ended March 31, 2025, we repurchased $204,863 of outstanding shares of common stock. We made principal payments on the note secured by the Wilmington Note, the St. Petersburg Note, the HGI Note and the CTI Note totaling $146,736. Cash flow from financing activities for the three months ended March 31, 2025, also includes $294,000 of distributions to noncontrolling interests.

During the three months ended March 31, 2024, net cash used in financing activities was $1,199,381. During the three months ended March 31, 2024, we paid cash distributions of $751,985 to stockholders with proceeds from operations. During the three months ended March 31, 2024, we repurchased $197,335 of outstanding shares of common stock. We made principal payments on the Wilmington Note, the St. Petersburg Note, the HGI Note and the CTI Note totaling $249,985.Additionally, we paid stockholder servicing fees totaling $76.

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

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2028. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of March 31, 2025, we believe the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and subsequent to February 15, 2023, requires monthly principal and interest payments based on a 30-year amortization schedule through the original maturity date of May 15, 2025. On April 30, 2025 Rockland Trust Bank granted an extension of 90 days, for an updated maturity date of August 15, 2025.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty) and cross-collateralized by the Wilmington Note. As of March 31, 2025, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of March 31, 2025, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of March 31, 2025, the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of March 31, 2025 are as follows:

	2025	2026-2028	2029-2031	Thereafter	Total
Outstanding debt obligations	$16,513,023	$10,087,027	$38,027,588	$—	$64,627,638
Interest payments on outstanding debt obligations	3,152,920	8,543,432	1,187,281	—	12,883,633
Total	$19,665,943	$18,630,459	$39,214,869	$—	$77,511,271

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Reconciliation of net loss to MFFO:
Net loss	$(933,641)	$(830,685)
Depreciation and amortization	1,091,161	1,043,407
FFO	157,520	212,722
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(252,679)	(195,430)
Depreciation and amortization attributable to noncontrolling interest	(132,204)	(179,882)
FFO attributable to common stockholders	(227,363)	(162,590)
Amortization of deferred financing costs and debt discounts and premiums as interest	29,539	(4,522)
Unrealized gain on interest rate swap/cap	—	(15,874)
MFFO attributable to common stockholders	$(197,824)	$(182,986)

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2025, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2025, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report, other than as noted below. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

The Company may be adversely impacted by recent changes in trade policy, including those related to tariffs. The risks include the potential for increased costs of goods, reduced demand due to higher prices and supply chain disruptions.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce demand due to higher prices, and cause further supply chain disruption.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company during the three months ended March 31, 2025.

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

On May 23, 2019, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the COVID-19 pandemic, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 9, 2021, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. On June 27, 2022, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2022, as follows: (i) $10.29 per K Share, (ii) $10.29 per K-I Share, (iii) $10.29 per K-T Share, (iv) $13.34 per A Share, and (v) $1.25 per B Share and revised the DRIP share prices. On June 27, 2023, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2023, as follows: (i) $11.53 per K Share, (ii) $11.53 per K-I Share, (iii) $11.96 per K-T Share, (iv) $22.76 per A Share, and (v) $14.77 per B Share and revised the DRIP share prices. On June 17, 2024, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2024, as follows: (i) $10.17 per K Share, (ii) $10.17 per K-I Share, (iii) $12.23 per K-T Share, (iv) $9.82 per A Share, and (v) $0.00 per B Share and revised the DRIP share prices.

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through March 31, 2025, pursuant to the DRIP, we issued 206,237 K Shares to investors at a weighted average of $9.77 per K Share for gross proceeds of $2,015,844, 142,207 K-I Shares at a weighted average of $9.82 per K-I Share for gross proceeds of $1,396,392, and 7,676 K-T Shares at a weighted average of $9.45 per K-T Share for gross proceeds of $72,561, for total gross DRIP proceeds of $3,484,797. Additionally, we received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From commencement of the Public Offering through the termination of the Public Offering, we had incurred $3,004,097 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through March 31, 2025, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through March 31, 2025, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

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

As of March 31, 2025, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $52,104,242.

Subsequent to March 31, 2025 and through May 12, 2025, pursuant to the DRIP Offering, we sold approximately 11,433 K Shares at a weighted average price of $9.66 per share for gross proceeds of $110,438 and approximately 9,513 K-I Shares at a weighted average price of $9.66 per share for gross proceeds of $91,892 for total gross proceeds of $202,330 in the DRIP Offering.

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

During the three months ended March 31, 2025, we fulfilled repurchase requests and repurchased K-Shares pursuant to the A&R SRP as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased	Programs	Paid per Share	the Program
January 2025	4,494	—	$—	(1)
February 2025	15,635	20,143	$10.17	(1)
March 2025	4,913	—	$—	(1)
	25,042	20,143

(1)	The number of shares that may be redeemed pursuant to the A&R SRP during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). We will also limit repurchases to the net proceeds received pursuant to the DRIP.

During the three months ended March 31, 2025, we repurchased approximately $204,863 of K Shares and $0 of K-I Shares. As of March 31, 2025, there were 80 outstanding and unfulfilled repurchase requests for 297,421 K Shares and 27,749 K-I Shares. The following table reflects the activity resulting in the repurchase requests outstanding at March 31, 2025.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	March 31, 2025
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-	23,202
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-	5,482
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-	37,904
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-	46,930
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-
				11/5/2024	19,258	$195,853	$10.17
				2/13/2025	19,879	$202,170	$10.17	2,457	81,320
K	9/30/2024	40,088	(1)	11/5/2024	230	$2,338	$10.17	-
				2/13/2025	265	$2,694	10.17		39,593
K	12/31/2024	42,948	(1)	TBD	-	$-	$-	-	42,948
K	3/31/2025	20,042		TBD	-	$-	$-	-	20,042
Total K Share redemption requests outstanding									297,421

K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-	1,843
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-	1,211
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	1,455
K-I	12/31/2024	18,240	(1)	TBD	-	$-	$-	-	18,240
K-I	3/31/2025	5,000		TBD	-	$-	$-	-	5,000
Total K-I Share redemption requests outstanding									27,749

(1) Our board of directors determined that the funding limitation under the A&R SRP was reached in the referenced quarter with respect to share repurchase requests, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests. As of March 31, 2025, there were 80 outstanding and unfulfilled repurchase requests for 297,421 K Shares and 27,749 K-I Shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

PROCACCIANTI HOTEL REIT, INC.

Date: May 12, 2025	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)