Form 10-Q
period 2025-06-30
PROCACCIANTI HOTEL REIT, INC.
filed 2025-08-11
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 11, 2025, there were 3,878,937 shares of the Registrant’s Class K common stock issued and outstanding, 1,428,073 shares of the Registrant’s Class K-I common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Property and equipment, net	$93,792,056	$95,093,997
Cash	7,491,903	7,959,051
Restricted cash	3,562,156	3,102,506
Accounts receivable, net	65,194	147,788
Prepaid expenses and other assets, net	2,225,431	1,282,262
Total Assets	$107,136,740	$107,585,604
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$63,929,993	$64,113,333
Accounts payable, accrued expenses and other, net	4,756,054	3,182,808
Due to related parties	2,361,156	2,103,107
Total Liabilities	71,047,203	69,399,248
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,380,366	1,380,214
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,867,184 and 3,883,025 shares issued and outstanding, respectively	38,672	38,831
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,418,244 and 1,399,796 shares issued and outstanding, respectively	14,182	13,998
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,361,430	47,363,988
Cumulative income	3,714,154	3,706,881
Cumulative distributions	(20,733,331)	(18,845,484)
Total Stockholders’ Equity	30,402,171	32,285,278
Noncontrolling interest	4,307,000	4,520,864
Total Equity	34,709,171	36,806,142
Total Liabilities and Stockholders’ Equity	$107,136,740	$107,585,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rooms	$8,089,157	$7,542,168	$13,303,498	$12,380,385
Food and beverage	705,152	628,305	1,064,238	916,730
Other operating	378,411	365,110	651,958	601,801
Total revenues	9,172,720	8,535,583	15,019,694	13,898,916
Expenses
Rooms	1,545,287	1,568,087	2,913,270	2,802,152
Food and beverage	435,986	423,543	774,378	698,830
Other property expenses	2,941,912	2,847,263	5,494,973	5,295,637
Property management fees to affiliates	275,311	256,105	450,973	417,175
Corporate general and administrative	350,851	366,800	635,626	645,213
Other fees to affiliates	233,100	225,212	466,214	452,818
Depreciation and amortization	983,663	1,067,970	2,074,824	2,111,377
Total expenses	6,766,110	6,754,980	12,810,258	12,423,202
Operating income	2,406,610	1,780,603	2,209,436	1,475,714
Interest expense, net	(1,001,140)	(988,461)	(1,954,494)	(1,769,132)
Gain (loss) on interest rate swap	—	(8,637)	—	7,237
Net income (loss) before income taxes	1,405,470	783,505	254,942	(286,181)
Income tax benefit	7,732	6,736	224,619	245,737
Net income (loss)	1,413,202	790,241	479,561	(40,444)
Net income attributable to noncontrolling interest	219,609	184,249	472,288	379,679
Net income(loss) attributable to common stockholders	$1,193,593	$605,992	$7,273	$(420,123)
Net income (loss) attributable to Class K common stockholders – basic and diluted	$785,296	$408,925	$32,768	$(245,580)
Net income (loss) per Class K common share – basic and diluted	$0.20	$0.10	$0.01	$(0.06)
Weighted average number of Class K common shares outstanding – basic and diluted	3,874,116	3,900,212	3,878,359	3,905,247
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$286,921	$144,545	$11,927	$(86,452)
Net income (loss) per Class K-I common share – basic and diluted	$0.20	$0.10	$0.01	$(0.06)
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,415,477	1,378,628	1,411,608	1,374,774
Net income (loss) attributable to Class K-T common stockholders – basic and diluted	$—	$213	$—	$(158)
Net income (loss) per Class K-T common share – basic and diluted	$—	$0.10	$—	$(0.06)
Weighted average number of Class K-T common shares outstanding – basic and diluted	—	2,035	—	2,513
Net income (loss) attributable to Class A common stockholders – basic and diluted	$117,853	$60,959	$4,913	$(36,562)
Net income (loss) per Class A common share – basic and diluted	$0.20	$0.10	$0.01	$(0.06)
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410	581,410	581,410
Net income (loss) attributable to Class B common stockholders – basic and diluted	$3,523	$(8,650)	$(42,335)	$(51,371)
Net income (loss) per Class B common share – basic and diluted	$0.03	$(0.07)	$(0.34)	$(0.41)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2024	3,883,025	$38,831	1,399,796	$13,998	—	$—	581,410	$5,814	125,000	$1,250	$47,363,988	$3,706,881	$(18,845,484)	$32,285,278	$4,520,864	$36,806,142
Issuance of common stock pursuant to distribution reinvestment plan	12,348	123	9,607	96	—	—	—	—	—	—	204,621	—	—	204,840	—	204,840
Repurchase of common stock	(20,144)	(201)	—	—	—	—	—	—	—	—	(204,662)	—	—	(204,863)	—	(204,863)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,186,320)	—	(1,186,320)	278,050	(908,270)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(952,609)	(952,609)	(294,000)	(1,246,609)
BALANCE, March 31, 2025	3,875,229	$38,753	1,409,403	$14,094	—	$—	581,410	$5,814	125,000	$1,250	$47,363,947	$2,520,561	$(19,798,093)	$30,146,326	$4,504,914	$34,651,240
Issuance of common stock pursuant to distribution reinvestment plan	11,433	114	9,513	95	—	—	—	—	—	—	202,121	—	—	202,330	—	202,330
Repurchase of common stock	(19,478)	(195)	(672)	(7)	—	—	—	—	—	—	(204,638)	—	—	(204,840)	—	(204,840)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,193,593	—	1,193,593	194,086	1,387,679
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(935,238)	(935,238)	(392,000)	(1,327,238)
BALANCE, June 30, 2025	3,867,184	$38,672	1,418,244	$14,182	—	$—	581,410	$5,814	125,000	$1,250	$47,361,430	$3,714,154	$(20,733,331)	$30,402,171	$4,307,000	$34,709,171

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2023	3,908,712	$39,087	1,366,446	$13,664	2,964	$30	581,410	$5,814	125,000	$1,250	$47,356,635	$2,110,753	$(15,055,010)	$34,472,223	$4,847,835	$39,320,058
Issuance of common stock pursuant to distribution reinvestment plan	10,503	105	7,972	80	46	—	—	—	—	—	202,637	—	—	202,822	—	202,822
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(76)	—	—	(76)	—	(76)
Repurchase of common stock	(16,555)	(166)	(614)	(6)	—	—	—	—	—	—	(197,163)	—	—	(197,335)	—	(197,335)
Noncontrolling interest valuation adjustment		—	—	—	—	—	—	—	—	—	—	(21,946)	—	(21,946)	—	(21,946)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,026,115)	—	(1,026,115)	217,376	(808,739)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(954,807)	(954,807)	—	(954,807)
BALANCE March 31, 2024	3,902,660	$39,026	1,373,804	$13,738	3,010	$30	581,410	$5,814	125,000	$1,250	$47,362,033	$1,062,692	$(16,009,817)	$32,474,766	$5,065,211	$37,539,977
Issuance of common stock	3,159	32	—	—	(3,045)	(30)	—	—	—	—	(2)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	10,276	103	7,896	79	45	1	—	—	—	—	199,307	—	—	199,490	—	199,490
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(51)	—	—	(51)	—	(51)
Repurchase of common stock	(17,108)	(171)	(498)	(5)	—	—	—	—	—	—	(202,646)	—	—	(202,822)	—	(202,822)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	77,671	—	77,671	—	77,671
Net Income	—	—	—	—	—	—	—	—	—	—	—	605,992	—	605,992	171,281	777,273
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(941,979)	(941,979)	(318,500)	(1,260,479)
BALANCE June 30, 2024	3,898,987	$38,990	1,381,202	$13,812	10	$1	581,410	$5,814	125,000	$1,250	$47,358,641	$1,746,355	$(16,951,796)	$32,213,067	$4,917,992	$37,131,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$479,561	$(40,444)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,074,824	2,111,377
Amortization of deferred financing costs and debt discount as interest	105,861	11,664
Amortization of key money loans	(26,750)	(26,750)
Gain on interest rate swap	—	(7,237)
Changes in operating assets and liabilities:
Accounts receivable	82,594	(102,743)
Prepaid expenses and other assets	(950,906)	(287,044)
Accounts payable, accrued expenses and other	1,599,994	1,104,604
Due to related parties	258,048	651,165
Net cash provided by operating activities	3,623,226	3,414,592
Cash Flow from Investing Activities:
Capital improvements	(765,146)	(648,600)
Cash used in investing activities	(765,146)	(648,600)
Cash Flows from Financing Activities:
Payment of stockholder servicing fees	—	(127)
Proceeds from mortgage note	—	39,270,000
Payments of mortgage notes principal	(289,199)	(38,545,151)
Payment of deferred financing costs	—	(728,132)
Distributions to stockholders	(1,480,676)	(1,494,474)
Distributions to noncontrolling interest	(686,000)	(318,500)
Repurchase of common stock	(409,703)	(400,157)
Net cash used in financing activities	(2,865,578)	(2,216,541)
Increase (decrease) in cash and cash equivalents and restricted cash	(7,498)	549,451
Cash and cash equivalents and restricted cash, beginning of period	11,061,557	10,704,385
Cash and cash equivalents and restricted cash, end of period	$11,054,059	$11,253,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024
Cash	$7,491,903	$7,582,377
Restricted cash	3,562,156	3,671,459
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$11,054,059	$11,253,836

The Company paid the following amounts for interest and income taxes:

	Six Months Ended June 30,
	2025	2024
Cash paid for interest	$1,935,545	$1,670,015
Cash paid for income taxes	$8,400	$8,200

Supplemental Disclosure of Noncash Transactions

	Six Months Ended June 30,
	2025	2024
Common stock issued pursuant to distribution reinvestment plan	$407,171	$402,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company acquired a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (the “U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of the Company’s business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company is externally managed by Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to an Advisory Agreement by and among the Company, its Operating Partnership and PHA. PHA is an affiliate of Procaccianti Companies, Inc., the Company’s sponsor (the “Sponsor”).

As of June 30, 2025, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through June 30, 2025, the Company received approximately $42,487,291 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $2,126,282 of K Shares, $1,488,284 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At June 30, 2025, the assets of the Company’s VIEs were $61,474,321, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At June 30, 2025, the liabilities of the Company’s VIEs were $42,597,315, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of June 30, 2025, the estimated fair value of the mortgage notes payable was $64,814,177 compared to the carrying value of $64,485,175. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At June 30, 2025 and 2024, reserves for property taxes were $1,178,004 and $983,086, respectively, reserves for capital improvements were $2,220,100 and $2,429,674, respectively, and reserves for insurance were $53,852 and $87,535, respectively. The Company also included $110,200 and $171,164 of guest advance deposits as restricted cash at June 30, 2025 and 2024, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At June 30, 2025, the Company had no material uncertain tax positions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of June 30, 2025, 6,000 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated EPS for the three months and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$1,193,593	$605,992	$7,273	$(420,123)
Less: Class K Common Stock dividends declared and accumulated	676,113	678,807	1,346,264	1,359,367
Less: Class K-I Common Stock dividends declared and accumulated	247,029	239,941	490,001	478,542
Less: Class K-T Common Stock dividends declared and accumulated	—	354	—	875
Less: Class A Common Stock dividends declared and accumulated	101,468	101,191	201,821	202,381
Undistributed net income (loss)	$168,983	$(414,301)	$(2,030,813)	$(2,461,288)
Class K Common Stock:
Undistributed net income (loss)	$109,183	$(269,882)	$(1,313,496)	$(1,604,947)
Class K Common Stock dividends declared and accumulated	676,113	678,807	1,346,264	1,359,367
Net income (loss)	$785,296	$408,925	$32,768	$(245,580)
Net income (loss) per common share, basic and diluted	$0.20	$0.10	$0.01	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	3,874,116	3,900,212	3,878,359	3,905,247
Class K-I Common Stock:
Undistributed net income (loss)	$39,892	$(95,396)	$(478,074)	$(564,994)
Class K-I Common Stock dividends declared and accumulated	247,029	239,941	490,001	478,542
Net income (loss)	$286,921	$144,545	$11,927	$(86,452)
Net income (loss) per common share, basic and diluted	$0.20	$0.10	$0.01	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	1,415,477	1,378,628	1,411,608	1,374,774
Class K-T Common Stock:
Undistributed net loss	$—	$(141)	$—	$(1,033)
Class K-T Common Stock dividends declared and accumulated	—	354	—	875
Net income (loss)	$—	$213	$—	$(158)
Net income (loss) per common share, basic and diluted	$—	$0.10	$—	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	—	2,035	—	2,513
Class A Common Stock:
Undistributed net income (loss)	$16,385	$(40,232)	$(196,908)	$(238,943)
Class A Common Stock dividends declared and accumulated	101,468	101,191	201,821	202,381
Net income (loss)	$117,853	$60,959	$4,913	$(36,562)
Net income (loss) per common share, basic and diluted	$0.20	$0.10	$0.01	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410	581,410	581,410
Class B Common Stock:
Undistributed net income (loss)	$3,523	$(8,650)	$(42,335)	$(51,371)
Net income (loss) per common share, basic and diluted	$0.03	$(0.07)	$(0.34)	$(0.41)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

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

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2025:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence (3)	02/27/2020		Providence, RI	100%	$28,500,000	137	$16,232,333
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,982,842

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.
3)	Represents the mortgage debt outstanding at the Hilton Garden Inn Providence for the Rockland Trust Bank note with a maturity date as of August 15, 2025, as refinanced on July 10, 2025, see Note 4 – “Mortgage Notes Payable” and Note 9 – “Subsequent Events”.

Investments in hotel properties consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Land	$14,450,538	$14,450,538
Building and improvements	89,656,670	89,435,135
Furniture, fixtures, and equipment	13,758,001	13,214,390
Total cost	117,865,209	117,100,063
Accumulated depreciation	(24,073,153)	(22,006,066)
Property and equipment, net	$93,792,056	$95,093,997

Depreciation expense for the three months ended June 30, 2025 and 2024 was $979,792 and $1,064,101 respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $2,067,087 and $2,103,641, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at June 30, 2025, is a $12,820,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,850,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,600,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $16,232,333 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $8,982,842 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed (pursuant to a customary carveout/bad acts guaranty) by the Company and cross-collaterized by the Wilmington Note. As of June 30, 2025, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were compliant with the loan obligations under the St. Petersburg Note, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at the SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collaterized by the St. Petersburg Note. As of June 30, 2025, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were compliant with the loan obligations under the Wilmington Note, including applicable covenants, and all required payments have been made as agreed.

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2028. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of June 30, 2025, the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were compliant with the loan obligations under the TCI Note, including applicable covenants, and all required payments have been made as agreed.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and subsequent to February 15, 2023, required monthly principal and interest payments based on a 30-year amortization schedule through the original maturity date of May 15, 2025. On April 30, 2025, Rockland Trust Bank granted an extension of 90 days, for an updated maturity date of August 15, 2025. The HGI Note was refinanced as of July 10, 2025. The refinanced HGI note bears interest at a fixed rate of 6.16% through July 10, 2030. The refinanced HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The refinanced HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of June 30, 2025, all required payments to the original Rockland Trust loan were made as agreed. Annual compliance testing for the refinanced loan will commence as of December 31, 2025.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, requires monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of June 30, 2025, the Operating Partnership and its subsidiary for the Cherry Tree Inn were compliant with the loan obligations under the CTI Note, including applicable covenants, and all required payments have been made as agreed.

Interest expense on mortgage notes payable for the three months ended June 30, 2025 and 2024 was $950,944 and $998,897, respectively. Interest expense on mortgage notes payable for the six months ended June 30, 2025 and 2024 was $1,908,858 and $1,823,753, respectively.

Also included in mortgage notes payable as of June 30, 2025 is $866,978 of deferred financing costs. For the three months ended June 30, 2025, the Company amortized $76,321 of net deferred financing costs. For the three months ended June 30, 2024, the Company recognized $49,267 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,081 relating to the amortization of the fair value of debt premium. For the six months ended June 30, 2025, the Company amortized $127,913 of net deferred financing costs, offset by $22,052 relating to the amortization of the fair value of debt premium. For the six months ended June 30, 2024, the Company recognized $77,824 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $66,160 relating to the amortization of the fair value of debt premium.

Note 5 – Related Party Transactions

On August 2, 2018, the Company entered into the Amended and Restated Advisory Agreement with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On June 25, 2025, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA for an additional one-year term effective on August 2, 2025.

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

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended June 30, 2025 and 2024, the Sponsor requested reimbursement for $48,647 and $44,706, respectively, of such administrative service expenses. During the six months ended June 30, 2025 and 2024, the Sponsor requested reimbursement for $97,995 and $92,099, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

No acquisition fees were incurred during the six months ended June 30, 2025 and 2024. As of June 30, 2025 and 2024, there were $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,611 and $18,560, respectively, for the three months ended June 30, 2025 and 2024 and $37,017 and $37,120, respectively, for the six months ended June 30, 2025 and 2024. These amounts are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended June 30, 2025 and 2024, the Company incurred $184,454 and $181,576, respectively, in asset management fees. For the six months ended June 30, 2025 and 2024, the Company incurred $368,219 and $362,614, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $2,759 and $10,793 for the three months ended June 30, 2025 and 2024, respectively, and is included in interest expense on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $5,478 and $18,877 for the six months ended June 30, 2025 and 2024, respectively, and is included in interest expense on the condensed consolidated statements of operations. At June 30, 2025 and 2024, asset management fees and interest payable of $187,213 and $749,776, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the six months ended June 30, 2025 and 2024.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of June 30, 2025 and 2024 were paid directly by the Company and there have been no reimbursements to PHA.

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

Certain O&O Costs have been incurred by PHA on behalf of the Company. At the termination of the Public Offering on August 13, 2021, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,347, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and through cash payments to PHA of $3,312,833.

The Company recorded O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules and regulations established by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Company’s charter. The Company did not recognize any O&O Costs for the three months ended June 30, 2025 and 2024. As of June 30, 2025, the Company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

Aggregate property management fees incurred were $275,311 and $256,105 for the three months ended June 30, 2025 and 2024, respectively, and $450,973 and $417,175 for the six months ended June 30, 2025 and 2024, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of June 30, 2025 and 2024, $137,186, and $107,933, respectively, of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $153,641 and $191,322 for the three months ended June 30, 2025 and 2024, respectively, and $348,456 and $383,718 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, $116,275 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended June 30, 2025 and 2024, the Company paid $440,145 and $265,198, respectively, to TPG Risk Services, LLC (“TPG”), an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the six months ended June 30, 2025 and 2024, the Company paid $516,713 and $322,248, respectively, to TPG for the reimbursement of prepaid insurance at the hotel properties. As of June 30, 2025, the Company had $108,145 due to TPG.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the three months ended June 30, 2025 and 2024, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor (“TPG Construction”), $3,810 and $87,135 respectively, and $3,810 and $124,033 during the six months ended June 30, 2025 and 2024, respectively, for capital expenditure costs incurred at the hotel properties. As of June 30, 2025 and 2024, $560 and $0, respectively, of construction reimbursements were included in the due to related parties balance. As of June 30, 2025 and 2024, $0 and $25,000, respectively, were receivable from TPG Construction relating to working capital requests to provide funding for vendors and contractor deposits at the Hilton Garden Inn Providence and were included in the due from related parties balance.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three months ended June 30, 2025 and 2024.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.66% and 4.53% for the three months ended June 30, 2025 and 2024, respectively, and 4.59% and 4.53% for the six months ended June 30, 2025 and 2024. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively. Interest expense was $1,094 and $1,062 for the three months ended June 30, 2025 and 2024, respectively, and  $2,144 and $2,107 for the six months ended June 30, 2025 and 2024, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of June 30, 2025, the Company had issued 217,669 K Shares, 151,719 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $2,126,282, $1,488,284 and $72,561, respectively. As of June 30, 2025, the Company had issued 2,000 restricted K Shares to each of the Company’s three independent directors for a total of 6,000 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of June 30, 2025, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of June 30, 2025. As of June 30, 2025, the Company had sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and had sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

As of June 30, 2025, pursuant to Section 5.2.7 of the Company’s charter, 65,694 K-T Shares converted to 66,225 K Shares.

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

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of June 30, 2025, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of June 30, 2025, the Company recognized $17,632 of stockholder servicing fees in connection with the Public Offering.

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

During the three months ended June 30, 2025, we repurchased approximately $198,049 of K Shares and $6,791 of K-I Shares. As of June 30, 2025, there were 81 outstanding and unfulfilled repurchase requests for 309,814 K Shares and 27,078 K-I Shares. The following tables reflect the activity resulting in the repurchase requests outstanding at June 30, 2025.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	June 30, 2025
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-
				5/21/2025	559	$5,678	$10.17	671	21,972
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-
				5/21/2025	132	$1,341	$10.17		5,350
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-
				5/21/2025	912	$9,276	$10.17	-	36,992
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-
				5/21/2025	1,129	$11,485	$10.17		45,801
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-
				11/5/2024	19,258	$195,853	$10.17
				2/13/2025	19,879	$202,170	$10.17	2,457
				5/21/2025	8,921	$90,730	$10.17		72,399
K	9/30/2024	40,088	(1)	11/5/2024	230	$2,338	$10.17	-
				2/13/2025	265	$2,694	$10.17	-
				5/21/2025	1,946	$19,786	$10.17	-	37,647
K	12/31/2024	42,948	(1)	5/21/2025	1,037	$10,511	$10.17	-	41,911
K	3/31/2025	20,042	(1)	5/21/2025	4,842	$49,241	$10.17	-	15,200
K	6/30/2025	32,542	(1)	TBD	-	$-	$-		32,542
Total K Share redemption requests outstanding									309,814

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	June 30, 2025
K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-
				5/21/2025	44	$451	$10.17	-	1,799
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-
				5/21/2025	30	$296	$9.92	-	1,181
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-
				5/21/2025	35	$356	$10.17	-	1,420
K-I	12/31/2024	18,240	(1)	5/21/2025	439	$4,464	$10.17	-	17,801
K-I	3/31/2025	5,000	(1)	5/21/2025	123	$1,224	$9.92	-	4,877
Total K-I Share redemption requests outstanding									27,078
(1)	Our board of directors determined that the funding limitation under the A&R SRP was reached in the referenced quarter with respect to share repurchase requests, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Distributions

During the six months ended June 30, 2025, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
1/17/2025	12/31/2024	1/14/2025	1/16/2025	$0.001912568	$684,394	$245,671	$—	$22,544	$952,609
5/1/2025	3/31/2025	4/25/2025	4/30/2025	$0.001917808	670,151	242,972	—	22,115	935,238
					$1,354,545	$488,643	$—	$44,659	$1,887,847

During the six months ended June 30, 2024, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/8/2024	12/31/2023	2/5/2024	2/7/2024	$0.001917808	$690,557	$240,782	$862	$22,606	$954,807
5/3/2024	3/31/2024	4/30/2024	5/1/2024	$0.001912568	680,560	238,600	521	22,299	941,980
					$1,371,117	$479,382	$1,383	$44,905	$1,896,787

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

On July 31, 2025, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares and K-I Shares outstanding as of June 30, 2025, to the holders of record of K Shares and K-I Shares as of the close of business on August 4, 2025. With respect to the K Shares and K-I Shares outstanding as of June 30, 2025, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since March 31, 2025 was $676,113, or $0.001917808 per K Share per day and $247,029, or $0.001917808 per

K-I Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on August 5, 2025.

On July 31, 2025, the Company’s board of directors authorized the payment of distributions with respect to the Class K OP Units outstanding as of June 30, 2025, to the holders of record of Class K OP Units as of the close of business on April 30, 2025. With respect to the Class K OP Units outstanding as of June 30, 2025, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since March 31, 2025 was $22,360, or $0.001917808 per Class K OP Unit. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on August 5, 2025.

On July 25, 2025, the Company’s board of directors authorized the payment of A Share distributions accrued through June 30, 2024. The cumulative amount of distributions that had accrued on a daily basis with respect to each such A Share for the period from (i) September 29, 2016 through March 30, 2020, was $683,680, which reflects an accrual rate of six percent per annum of the “A Share Distribution Base” under the Company’s charter, and (ii) April 1, 2020 through June 30, 2024, was $1,704,392, which reflects an accrual rate of seven percent per annum of the “A Share Distribution Base” under the Company’s charter. On July 31, 2025, the Company paid $2,388,072 of accrued distributions to A Share stockholders.

Note 7 - Income Taxes

The Company recognized a consolidated income tax benefit of $7,732 and $6,736 for the three months ended June 30, 2025 and 2024, respectively. The Company recognized a consolidated income tax benefit of $224,619 and $245,737 for the six months ended June 30, 2025 and 2024, respectively. These amounts relate to the operations of the Company’s TRSs.

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

	Three Months Ended June 30		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Total revenue	$9,172,720	$8,535,583	$15,019,694	$13,898,916
Operating expenses:
Rooms	1,545,287	1,568,087	2,913,270	2,802,152
Food and beverage	435,986	423,543	774,378	698,830
Other property operating expenses	2,941,912	2,847,263	5,494,973	5,295,637
Property management fees to affiliates	275,311	256,105	450,973	417,175
Other segment expenses (1)	1,567,614	1,659,982	3,176,664	3,209,408
Operating income:	2,406,610	1,780,603	2,209,436	1,475,714
Non-operating expenses:
Interest expense, net	(1,001,140)	(988,461)	(1,954,494)	(1,769,132)
Gain (loss) on interest rate swap	-	(8,637)	-	7,237
Income tax benefit	7,732	6,736	224,619	245,737
Segment and consolidated net income (loss)	$1,413,202	$790,241	$479,561	$(40,444)

(1)	Other segment expenses include corporate general and administrative, other fees to affiliates and depreciation and amortization.

Note 9 – Subsequent Events

Debt Refinancing

On July 10, 2025, the Company, through Gano Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower (the “Borrower”), and Rockland Trust Company, as the lender (the “Lender”), entered into a Loan Agreement (the “Refinancing Loan”). In connection with the Refinancing Loan, the Borrower borrowed $19,200,000 and issued a secured promissory note (the “Refinancing Note”) to the Lender in the same amount. The loan proceeds were primarily used to refinance the existing debt on the Hilton Garden Inn property located in Providence, Rhode Island (the “Property”) and to pay for closing costs and such other costs reasonably approved by the Lender prior to closing.

The Refinancing Loan bears interest rate at a fixed per annum rate equal to the so-called “Classic Advance Rate” for the applicable interest period, which is the rate listed by the Federal Home Loan Bank of Boston (the “FHLBB”) as the so-called “Classic Advance Rate” for a five-year period (the “FHLBB Fixed Rate”), plus 2.0%. Interest only on so much as is advanced and outstanding shall be payable monthly in arrears commencing on the second Payment Date (as hereinafter defined) and continuing on each Payment Date with a final payment of interest at the time the Refinancing Loan is paid in full (each such date, a “Payment Date”) (such period, the “Interest Only Period”). After the Interest Only Period, principal shall be paid each month in the amount of the applicable Principal Payment, which is defined in the Loan Agreement to equal a monthly amount determined by the Lender based upon the outstanding principal amount of the Refinancing Loan on the end date of the Interest Only Period, an amortization period equal to 300 months, and the FHLBB Fixed Rate, through the date that is five (5) years from the date of the Refinancing Note (the “Maturity Date”).

The Borrower shall have the right, upon thirty (30) days’ prior written notice to the Lender, to prepay the outstanding principal balance of the Refinancing Note subject to the payment to the Lender of a prepayment penalty in an amount computed as follows: during year one of the Refinancing Loan - two percent (2%) of the amount prepaid;

during year two of the Refinancing Loan - one percent (1%) of the amount prepaid; and thereafter there shall be no prepayment penalty.

The Refinancing Loan is secured by a first priority mortgage and security agreement on the Property and all business assets associated with the Property, an assignment of all leases, rents and revenues derived from the Property, and a first priority collateral assignment and security agreement in all licenses and permits of the Borrower related to the Property. The Refinancing Loan is also guaranteed by the Company.

The Refinancing Loan and the Refinancing Note contain customary financial and other covenants and events of default for loans of their type.

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

Other risks include those described under the section entitled Item 1A. “Risk Factors” of Part I our Annual Report and subsequent quarterly reports. Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. These risks and uncertainties may be amplified by macroeconomic events, including but not limited to the conflict between Russia and Ukraine, Iran and Israel, the Hamas-Israel war, international trade relations and trade policy, including those related to tariffs, rising interest rates and inflation. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of June 30, 2025, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through June 30, 2025, we received approximately $42,487,291 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $2,126,282 of K Shares, $1,488,284 of K-I Shares and $72,561 K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 27, 2020, through a separate private placement and as partial consideration for our acquisition of the Hilton Garden Inn hotel property located in Providence, Rhode Island (“Hilton Garden Inn Providence”), the Operating Partnership issued 128,124 Class K units of limited partnership interests in the Operating Partnership ("Class K OP Units") at $10.00 per Class K OP Unit.

We intend to establish an estimated per share net asset value (“Estimated Per Share NAV”) on at least an annual basis. Each Estimated Per Share NAV is determined by our board of directors after consultation with our advisor and an independent third-party valuation firm. The Estimated Per Share NAV is not subject to audit by our independent registered public accounting firm. The following table outlines the established Estimated Per Share NAV as determined by our board of directors for the last seven years as of each valuation date presented below (which were the Estimated Per Shares NAVs for the K Shares, K-I Shares and K-T Shares, unless otherwise indicated):

		Estimated Per Share NAV
Valuation Date	Effective Date	Class K	Class K-I	Class K-T	Class A	Class B
March 31, 2025	June 25, 2025	$10.17	$10.17	-	$7.14	$0.00
March 31, 2024	June 17, 2024	$10.17	$10.17	$12.23	$9.82	$0.00
March 31, 2023	June 27, 2023	$11.53	$11.53	$11.96	$22.76	$14.77
March 31, 2022	June 27, 2022	$10.29	$10.29	$10.29	$13.34	$1.25
March 31, 2021	June 9, 2021	$9.85	$9.77	$9.85	$0.00	$0.00
March 31, 2020	June 10, 2020	$8.56	$8.55	$8.56	$0.00	$0.00
March 31, 2019	May 23, 2019	$10.00	$10.00	$10.00	$3.97	$0.00

Components of NAV	3/31/2025
Real Estate	$125,420,000
Mortgage Notes Payable	(64,805,298)
Other Assets	10,137,295
Other Liabilities	(4,784,428)
Noncontrolling Interest	(6,774,185)
NAV	$59,193,384

Components of NAV by Share Class	Class K	Class K-I	Class A	Class B	Total
Accrued Unpaid Distributions	$667,598	$245,857	$2,694,031	$-	$3,607,486
Liquidation Preference	40,033,533	14,094,032	1,458,333	-	$55,585,898
Remaining Distribution Allocation	-	-	-	-	$-
NAV	$40,701,131	$14,339,889	$4,152,364	$-	$59,193,384
Shares Outstanding	4,003,353	1,409,403	581,410	125,000
Estimated Per Share NAV	$10.17	$10.17	$7.14	$0.00

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended June 30, 2025 and 2024, the Sponsor requested reimbursement for $48,647 and $47,393, respectively, of such administrative service expenses. Of these amounts, $25,536 is included in due to related parties on the condensed consolidated balance sheet as of June 30, 2025.

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

We incurred operating expenses of approximately $1,249,853 during the twelve months ended June 30, 2025, which was within the 2% of average invested assets and 25% of net income limitations (as defined in our charter).

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

In the first half of 2025, the Transportation Security Administration (the “TSA”) experienced a significant surge in travel, with six of the top ten busiest travel days in TSA history occurring that year. Several days in 2025 broke previous TSA records for passenger volume, including May 22, May 23, June 19, June 22, June 27, and June 29. Notably, June 22, 2025, became the busiest day ever recorded, with over 3 million people screened. While overall air travel remained relatively flat compared to 2024, the year saw a mix of trends, including a decrease in international travel and a surge in domestic travel during peak periods.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at June 30, 2025.

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

For information on distributions paid during the three months ended June 30, 2025, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows K Share distributions paid during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
Distributions paid in cash	$1,480,677		$1,494,474
Distributions reinvested	407,170		402,312
Total distributions	$1,887,847		$1,896,786
Source of distributions:
Cash flows provided by operations	$1,480,677	78%	$1,494,474	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	407,170	22%	402,312	21%
Total sources	$1,887,847	100%	$1,896,786	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the three months ended June 30, 2025 and 2024 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly K Share distributions with respect to all quarters of 2024 and the first two quarters of 2025, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

We paid accrued A Share distributions from inception through June 30, 2024, funded from additional funds from the refinance of the Hilton Garden Inn Providence Note. Unpaid distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2025 and 2024.

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to

$8,089,157 for the three months ended June 30, 2025 from $7,542,168 for the three months ended June 30, 2024. The net increase of $546,989, or 7.25%, was largely due to increases in ADR and occupancy.

The following presents the hotel operating results for the three months ended June 30, 2025:

	Total Portfolio
	April	May	June
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	71.72%	78.55%	86.52%
Average Daily Rate (“ADR”)	$163.82	$224.81	$250.89
Revenue Per Available Room (“RevPAR”)	$117.49	$156.03	$203.64

The following presents the hotel operating results for the three months ended June 30, 2024:

	Total Portfolio
	April	May	June
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	72.59%	77.86%	81.27%
ADR	$162.20	$192.71	$219.43
RevPAR	$117.61	$148.46	$178.72

A comparison of hotel rooms revenues for the three months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,			Increase	Increase
	2025		2024	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$	$ 1,467,520	$1,521,568	$(54,048)	(3.55)%
Staybridge Suites St. Petersburg		1,353,561	1,434,278	(80,717)	(5.63)%
Hotel Indigo Traverse City		1,907,462	1,777,944	129,518	7.28%
Hilton Garden Inn Providence		2,384,539	1,802,871	581,668	32.26%
Cherry Tree Inn		976,075	1,005,507	(29,432)	(2.93)%
		$8,089,157	$7,542,168	$546,989	7.25%

The decrease in rooms revenues of $54,048, or 3.55%, at the Springhill Suites Wilmington is primarily driven by a decrease in occupancy and ADR. Occupancy at the Springhill Suites Wilmington decreased from 86.32% for the three months ended June 30, 2024, to 85.25% for the three months ended June 30, 2025. The ADR at the Springhill Suites Wilmington decreased from $161.46 for the three months ended June 30, 2024, to $157.65 for the three months ended June 30, 2025, a decrease of 2.36%.

The decrease in rooms revenues of $80,717, or 5.63%, at the Staybridge Suites St. Petersburg is driven by a decrease in ADR. The ADR at the Staybridge Suites St. Petersburg decreased from $167.93 for the three months ended June 30, 2024, to $154.57 for the three months ended June 30, 2025, a decrease of 8.00%. Occupancy at the Staybridge Suites St. Petersburg increased from 80.18% for the three months ended June 30, 2024, to 80.87% for the three months ended June 30, 2025.

The increase in rooms revenues of $129,518, or 7.28% is driven by an increase in ADR. The ADR at the Hotel Indigo Traverse City increased from $222.47 for the three months ended June 30, 2024, to $243.80 for the three months ended June 30, 2025, an increase of 9.59%. Occupancy at the Hotel Indigo Traverse City decreased slightly from 80.60% for the three months ended June 30, 2024, to 80.36% for the three months ended June 30, 2025.

The increase in rooms revenues of $581,668, or 32.26%, at the Hilton Garden Inn Providence is driven by an increase in occupancy and ADR. Occupancy at the Hilton Garden Inn Providence increased from 68.73% for the three months ended June 30, 2024, to 81.52% for the three months ended June 30, 2025. The occupancy increase is attributed to a strike formed by unionized nurses within close proximity to the Hilton Garden Inn Providence. The ADR at the Hilton Garden Inn Providence increased from $210.15 for the three months ended June 30, 2024, to $234.63 for the three months ended June 30, 2025, an increase of 11.65%.

The decrease in rooms revenues of $29,432, or 2.93%, at the Cherry Tree Inn is primarily driven by an decrease in occupancy partially offset by an increase in ADR. Occupancy at the Cherry Tree Inn decreased from 68.96% for the three months ended June 30, 2024, to 59.21% for the three months ended June 30, 2025. The ADR at the Cherry Tree Inn increased from $202.53 for the three months ended June 30, 2024, to $238.36 for the three months ended June 30, 2025, an increase of 17.69%.

Food and beverage revenues

Food and beverage revenues increased to $705,152 for the three months ended June 30, 2025, from $628,305 for the three months ended June 30, 2024. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $76,847 increase from the prior year period is primarily due to an increase in restaurant sales at the Hotel Indigo Traverse City and an increase in occupancy at the Hilton Garden Inn Providence.

Other operating revenues

Other operating revenues increased to $378,411 for the three months ended June 30, 2025, from $365,110 for the three months ended June 30, 2024. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $13,301 increase from the prior year period is primarily due to an increase in parking revenues at the Staybridge Suites St. Petersburg and at the Hilton Garden Inn Providence.

Rooms expenses

Rooms expenses decreased to $1,545,287 for the three months ended June 30, 2025, from $1,568,087 for the three months ended June 30, 2024. The $22,800 net decrease in rooms expenses is primarily due to a decrease in amenities expense. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,545,287 and $1,568,087 represent 19.10% and 20.79% of rooms revenues for the three-month period ended June 30, 2025 and 2024, respectively.

Food and beverage expenses

Food and beverage expenses were $435,986 and $423,543 for the three months ended June 30, 2025 and 2024, respectively. The $12,443 increase in food and beverage expenses is primarily due to an increase in the cost of food. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 61.83% and 67.41% of food and beverage revenues for the three-month period ended June 30, 2025 and 2024, respectively.

Other property expenses

Other property expenses were $2,941,912 and $2,847,263, for the three months ended June 30, 2025, and 2024, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $94,649 increase in other property expenses is primarily driven by an increase in franchise fees.

Property management fees to affiliates

Property management fees to affiliates were $275,311 and $256,105 for the three months ended June 30, 2025 and 2024, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $350,851 and $366,800 for the three months ended June 30, 2025 and 2024, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $233,100 and $225,212 for the three months ended June 30, 2025 and 2024, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $184,454 for the three months ended June 30, 2025, from $181,576 for the three months ended June 30, 2024. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $48,647 and $44,706 during the three months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $983,663 and $1,067,970 for the three months ended June 30, 2025 and 2024, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $1,001,140 and $988,461 for the three months ended June 30, 2025 and 2024, respectively. The increase of $12,679 is attributable to the refinancing of the St. Petersburg Note, the Wilmington Note, and the TCI Note at increased interest rates. Interest expense includes monthly fixed rate and variable rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended June 30, 2025, we recognized $76,321 of interest expense relating to the amortization of deferred financing costs. For the three months ended June 30, 2024, we recognized $49,267 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,081 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $48,591 and $58,378 for three months ended June 30, 2025 and 2024, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated statement of operations.

Gain on interest rate swap

Unrealized gain on our interest rate swap was $0 and $8,637 for the three months ended June 30, 2025 and 2024, respectively. The interest rate swap was terminated in connection with the June 6, 2024 refinancing of the TCI Note.

Income tax benefit

For the three months ended June 30, 2025 and 2024, we had an income tax benefit of $7,732 and $6,736, respectively.

Net income

For the three months ended June 30, 2025 and 2024, we had net income of $1,413,202 and $790,241, respectively. The increase in net income of $622,961 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $219,612 and $184,249 for the three months ended June 30, 2025 and 2024, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $13,303,498 for the six months ended June 30, 2025 from $12,380,385 for the six months ended June 30, 2024. The net increase of $923,113, or 7.46%, was largely due to increases in ADR and occupancy.

The following presents the hotel operating results for the two quarters ended June 30, 2025:

	First	Second
	Quarter	Quarter
	2025	2025
Number of hotels	5	5
Number of rooms	559	559
Average Occupancy Percentage	64.04%	78.92%
ADR	$159.81	$201.48
RevPar	$103.64	$159.02

The following presents the hotel operating results for the six months ended June 30, 2024:

	First	Second
	Quarter	Quarter
	2024	2024
Number of hotels	5	5
Number of rooms	559	559
Average Occupancy Percentage	61.56%	77.25%
ADR	$150.60	$191.46
RevPar	$95.11	$148.27

A comparison of hotel rooms revenues for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease) %
Springhill Suites Wilmington	$2,318,574	$2,437,911	$(119,337)	(4.90)%
Staybridge Suites St. Petersburg	3,466,136	3,147,694	318,442	10.12%
Hotel Indigo Traverse City	2,662,940	2,533,464	129,476	5.11%
Hilton Garden Inn Providence	3,470,706	2,896,393	574,313	19.83%
Cherry Tree Inn	1,385,142	1,364,923	20,219	1.48%
	$13,303,498	$12,380,385	$923,113	7.46%

The decrease in rooms revenues of $119,337, or 4.90%, at the Springhill Suites Wilmington is primarily driven by a decrease in occupancy and ADR. Occupancy at the Springhill Suites Wilmington decreased from 79.61% for the six months ended June 30, 2024, to 77.03% for the six months ended June 30, 2025. The ADR at the Springhill Suites Wilmington decreased from $140.22 for the six months ended June 30, 2024, to $138.57 for the six months ended June 30, 2025, a decrease of 1.18%.

The increase in rooms revenues of $318,442, or 10.12%, at the Staybridge Suites St. Petersburg is driven by an increase in occupancy. Occupancy at the Staybridge Suites St. Petersburg increased from 76.18% for the six months ended June 30, 2024, to 86.32% for the six months ended June 30, 2025. The occupancy increase is driven by extended stay guests displaced by the 2024 hurricanes and restoration contractors who are assisting with post-hurricane efforts. The ADR at the Staybridge Suites St. Petersburg decreased from $190.78 for the six months ended June 30, 2024, to $186.43 for the six months ended June 30, 2025, a decrease of 2.28%.

The increase in rooms revenues of $129,476, or 5.11%, at the Hotel Indigo Traverse City is driven by an increase in ADR. The ADR at the Hotel Indigo Traverse City increased from $187.33 for the six months ended June 30, 2024 to $203.71 for the six months ended June 30, 2025, an increase of 8.74%. Occupancy at the Hotel Indigo Traverse City decreased from 69.45% for the six months ended June 30, 2024, to 67.50 % for the six months ended June 30, 2025.

The increase in rooms revenues of $574,313, or 19.83%, at the Hilton Garden Inn Providence is driven by an increase in occupancy and ADR. Occupancy at the Hilton Garden Inn Providence increased from 62.04% for the six months ended June 30, 2024 to 67.79% for the six months ended June 30, 2025. The ADR at the Hilton Garden Inn Providence increased from $187.25 for the six months ended June 30, 2024, to $206.45 for the six months ended June 30, 2025, an increase of 10.25%.

The increase in rooms revenues of $20,219, or 1.48%, at the Cherry Tree Inn is primarily driven by an increase in ADR. The ADR at the Cherry Tree Inn increased from $176.48 for the six months ended June 30, 2024 to $193.51 for the six months ended June 30, 2025, an increase of 9.65%. Occupancy at the Cherry Tree Inn decreased from 55.91% for the six months ended June 30, 2024, to 52.04% for the six months ended June 30, 2025.

Food and beverage revenues

Food and beverage revenues increased to $1,064,238 for the six months ended June 30, 2025, from $916,730 for the six months ended June 30, 2024. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $147,508 increase from the prior year period is primarily due to an increase in restaurant sales at the Hotel Indigo Traverse City, and an increase of catering events at the Hilton Garden Inn Providence.

Other operating revenues

Other operating revenues increased to $651,958 for the six months ended June 30, 2025, from $601,801 for the six months ended June 30, 2024. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $50,157 increase from the prior year period is primarily due to an increase in parking revenues at the Staybridge Suites St. Petersburg and the Hilton Garden Inn Providence.

Rooms expenses

Rooms expenses increased to $2,913,270 for the six months ended June 30, 2025, from $2,802,152 for the six months ended June 30, 2024. The $111,118 net increase in rooms expenses is primarily due to an increase in housekeeping and hospitality expenses. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $2,913,270 and $2,802,152 represent 21.9% and 22.6% of rooms revenues for the six-month period ended June 30, 2025 and 2024, respectively.

Food and beverage expenses

Food and beverage expenses were $774,378 and $698,830 for the six months ended June 30, 2025 and 2024, respectively. The 75,548 increase in food and beverage expenses is primarily due to an increase in the cost of food. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 72.7% and 76.2% of food and beverage revenues for the six-month period ended June 30, 2025 and 2024, respectively.

Other property expenses

Other property expenses were $5,494,973 and $5,295,637, for the six months ended June 30, 2025 and 2024, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $199,336 increase in other property expenses is primarily driven by an increase in franchise fees.

Property management fees to affiliates

Property management fees to affiliates were $450,973 and $417,175 for the six months ended June 30, 2025 and 2024, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $635,626 and $645,213 for the six months ended June 30, 2025 and 2024, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $466,214 and $452,818 for the six months ended June 30, 2025 and 2024, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $368,219 for the six months ended June 30, 2025, from $362,614 for the six months ended June 30, 2024. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $97,995 and $92,099 during the six months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $2,074,824 and $2,111,377 for the six months ended June 30, 2025 and 2024, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $1,954,494 and $1,769,132 for the six months ended June 30, 2025 and 2024, respectively. The increase of $185,362 is attributable to the refinancing of the St. Petersburg Note, the Wilmington Note, and the TCI Note at increased interest rates. Interest expense includes monthly fixed rate and variable rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the six months ended June 30, 2025, we recognized $127,912 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $22,052 relating to the amortization of the fair value of debt premium. For the six months ended June 30, 2024, we recognized $77,824 of interest income relating to the amortization of deferred financing costs and debt discounts, offset by $66,160 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $104,864 and $125,729 for six months ended June 30, 2025 and 2024, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated statement of operations.

Gain on interest rate swap

Gain on our interest rate swap was $0 and $7,237 for the six months ended June 30, 2025 and 2024, respectively. The interest rate swap was terminated in connection with the June 6, 2024 refinancing of the TCI Note.

Income tax benefit

For the six months ended June 30, 2025 and 2024, we had an income tax benefit of $224,619 and $245,737, respectively.

Net income (loss)

For the six months ended June 30, 2025 and 2024, we had net income of $479,561 and a net loss of $40,444, respectively. The increase in net income of $520,005 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

Net income relating to noncontrolling interests was $472,288 and $379,679 for the six months ended June 30, 2025 and 2024, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

We paid quarterly distributions with respect to all four quarters of 2024 and the first two quarters of 2025, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Cash Flows Provided by Operating Activities

During the six months ended June 30, 2025 and 2024, we owned an interest in five hotel properties. During the six months ended June 30, 2025, net cash provided by operating activities was $3,623,226 compared to the net cash provided by operating activities of $3,414,592 for the six months ended June 30, 2024. Our operating cash flows during the six months ended June 30, 2025, were the result of our net loss, offset by adjustments for non-cash expenses, including depreciation and amortization, adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the six months ended June 30, 2024, were the result of our net income, adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flow Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions or improvements of real estate and real-estate related investments. During the six months ended June 30, 2025, net cash used in investing activities was $765,146 and was the result of capital improvements at our hotel properties. During the three months ended June 30, 2024, net cash used in investing activities was $648,600 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $2,865,578. During the six months ended June 30, 2025, we paid cash distributions of $1,480,676 to stockholders with proceeds from operations. During the six months ended June 30, 2025, we repurchased $409,703 of outstanding shares of common stock. We made principal payments on the note secured by the Wilmington Note, the St. Petersburg Note, the HGI Note and the CTI Note totaling $289,200. Cash flow from financing activities for the six months ended June 30, 2025, also includes $686,000 of distributions to noncontrolling interests.

During the six months ended June 30, 2024, net cash used in financing activities was $2,216,541. We refinanced the notes secured by the Springhill Suites Wilmington (the “Wilmington Note”), the note secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”) and the note secured by the Hotel Indigo, Traverse City (the “TCI Note”), paying the old notes of $10,569,193, $12,497,424 and $15,092,000, and borrowing $10,850,000, $12,820,000 and $15,600,000, respectively. During the six months ended June 30, 2024, we made other principal payments on the Wilmington Note, the St. Petersburg Note, the note secured by the Hilton Garden Inn Providence (the “HGI Note”) and the note secured by the Cherry Tree Inn (the “CTI Note”) totaling $38,545,151. During the six months ended June 30, 2024, we paid cash distributions of $1,494,474 to stockholders with proceeds from operations. During the three months ended June 30, 2024, we repurchased $400,157 of outstanding shares of common stock. Additionally, we paid stockholder servicing fees totaling $127.

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

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2028. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of June 30, 2025, we believe the Operating

Partnership and its subsidiary for the Hotel Indigo Traverse City were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The HGI Note required monthly interest payments at a fixed rate of 4.25% through February 15, 2023, and subsequent to February 15, 2023, requires monthly principal and interest payments based on a 30-year amortization schedule through the original maturity date of May 15, 2025. The HGI Note was refinanced as of July 10, 2025. The HGI note bears interest at a fixed rate of 6.16% through July 10, 2030. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of June 30, 2025, all required payments to the original Rockland Trust loan were made as agreed. Annual compliance testing for the refinanced loan will commence as of December 31, 2025. Out of the entire refinance amount of $19,200,000, a portion of $1,975,241 was allocated to the payment of A Shares.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty) and cross-collateralized by the Wilmington Note. As of June 30, 2025, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of June 30, 2025, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of June 30, 2025, the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of June 30, 2025 are as follows:

	2025	2026-2028	2029-2031	Thereafter	Total
Outstanding debt obligations	$16,370,560	$10,087,027	$38,027,588	$—	$64,485,175
Interest payments on outstanding debt obligations	2,120,275	8,543,432	1,187,281	—	11,850,988
Total	$18,490,835	$18,630,459	$39,214,869	$—	$76,336,163

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

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Net income (loss) to MFFO:
Net income (loss)	$1,413,202	790,241	$479,561	$(40,444)
Depreciation and amortization	983,663	1,067,970	2,074,824	2,111,377
FFO	2,396,865	1,858,211	2,554,385	2,070,933
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(219,612)	(184,249)	(472,288)	(379,679)
Depreciation and amortization attributable to noncontrolling interest	(132,355)	(179,882)	(264,559)	(352,633)
FFO attributable to common stockholders	2,044,898	1,494,080	1,817,538	1,338,621
Amortization of deferred financing costs and debt discounts and premiums as interest	76,321	16,186	105,861	11,664
Unrealized (gain) loss on interest rate swap	—	8,637		(7,237)
MFFO attributable to common stockholders	$2,121,219	$1,518,903	$1,923,399	$1,343,048

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2025, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Geopolitical actions and terrorist activities may cause the economic conditions in the U.S. or abroad to deteriorate, which could affect our business.

Terrorist or other attacks against targets in the U.S. or abroad, rumors or threats of war, other geopolitical activity, including in response to military action by the U.S. involving Iran, as well as other armed conflicts in the Middle East, those caused by the Russia-Ukraine conflict, or any conflict or threatened conflict between China and Taiwan, may cause trade relations and general economic conditions in the U.S. or abroad to deteriorate. The occurrence of any of these events could result in a prolonged economic slowdown or recession in the U.S. or in other areas and could adversely affect our performance.

Distributions payable by REITs generally are subject to a higher tax rate than regular corporate dividends under current law.

The maximum U.S. federal income tax rate for “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (however, distributions, other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary, which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income under the current tax laws). Although the reduced rate for “qualified dividends” does not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify and maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, TRSs, qualified REIT subsidiaries, and qualified real estate assets) generally cannot include more than 10% of the outstanding securities by vote or value of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, TRSs, qualified REIT subsidiaries, and qualified real estate assets) of any one issuer, and no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of our total assets for tax years can be represented by securities of one or more TRSs. In addition, not more than 25% of our assets may consist of debt instruments issued by publicly offered REITs that qualify as “real estate assets” only because of the express inclusion of “debt instruments issued by publicly offered REITs” in the definition of “real estate assets.” If we fail to comply with these requirements at the end of any calendar quarter other than our first REIT calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company during the three months ended June 30, 2025.

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

On May 23, 2019, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2019, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $3.97 per A Share; and (v) $0.00 per B Share. On March 22, 2018, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of February 28, 2018, as follows: (i) $10.00 per K Share; (ii) $10.00 per K-I Share; (iii) $10.00 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On April 7, 2020, in response to the COVID-19 pandemic, our board of directors unanimously approved the temporary suspension of (i) the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, effective as of April 7, 2020 and (ii) the operation of the DRIP, effective as of April 17, 2020. On June 10, 2020, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2020, as follows: (i) $8.56 per K-Share; (ii) $8.55 per K-I Share; (iii) $8.56 per K-T Share; (iv) $0.00 per A Share; and (v) $0.00 per B Share. On June 9, 2021, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2021, as follows: (i) $9.85 per K Share, (ii) $9.77 per K-I Share, (iii) $9.85 per K-T Share, (iv) $0.00 per A Share, and (v) $0.00 per B Share and revised the public offering share prices. On June 27, 2022, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2022, as follows: (i) $10.29 per K Share, (ii) $10.29 per K-I Share, (iii) $10.29 per K-T Share, (iv) $13.34 per A Share, and (v) $1.25 per B Share and revised the DRIP share prices. On June 27, 2023, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2023, as follows: (i) $11.53 per K Share, (ii) $11.53 per K-I Share, (iii) $11.96 per K-T Share, (iv) $22.76 per A Share, and (v) $14.77 per B Share and revised the DRIP share prices. On June 17, 2024, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2024, as follows: (i) $10.17 per K Share, (ii) $10.17 per K-I Share, (iii) $12.23 per K-T Share, (iv) $9.82 per A Share, and (v) $0.00 per B Share and revised the DRIP share prices. On June 25, 2025, our board of directors determined an Estimated Per Share NAV of all classes of our capital stock, each calculated as of March 31, 2025, as follows: (i) $10.17 per K Share, (ii) $10.17 per K-I Share, (iii) $7.14 per A Share, and (iv) $0.00 per B Share, and revised the DRIP share prices to reflect such changes.

From the commencement of the Public Offering through its termination on August 13, 2021, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through its termination and the continuation of the DRIP through June 30, 2025, pursuant to the DRIP, we issued 217,669 K Shares to investors at a weighted average of $9.77 per K Share for gross proceeds of $2,126,282, 151,719 K-I Shares at a weighted average of $9.81 per K-I Share for gross proceeds of $1,488,284, and 7,676 K-T Shares at a weighted average of $9.45 per K-T Share for gross proceeds of $72,561, for total gross DRIP proceeds of $3,687,127. Additionally, we received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From inception through June 30, 2025, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through June 30, 2025, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

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

As of June 30, 2025, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $52,306,573.

Subsequent to June 30, 2025, and through August 11, 2025, pursuant to the DRIP Offering, we sold approximately 11,755 K Shares at a weighted average price of $9.66 per share for gross proceeds of $113,549 and approximately 9,828 K-I Shares at a weighted average price of $9.66 per share for gross proceeds of $94,941 for total gross proceeds of $208,490 in the DRIP Offering.

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

During the three months ended June 30, 2025, we fulfilled repurchase requests and repurchased K-Shares pursuant to the A&R SRP as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased	Programs	Paid per Share	the Program
April 2025	7,673	—	$—	(1)
May 2025	21,500	20,149	$10.17	(1)
June 2025	3,369	—	$—	(1)
	32,542	20,149

(1)The number of shares that may be redeemed pursuant to the A&R SRP during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). We also will limit repurchases to the net proceeds received pursuant to the DRIP.

During the three months ended June 30, 2025, we repurchased approximately $198,049 of K Shares and $6,791 of K-I Shares. As of June 30, 2025, there were 81 outstanding and unfulfilled repurchase requests for 309,814 K Shares and 27,078 K-I Shares. The following tables reflect the activity resulting in the repurchase requests outstanding at June 30, 2025.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	June 30, 2025
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-
				5/21/2025	559	$5,678	$10.17	671	21,972
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-
				5/21/2025	132	$1,341	$10.17		5,350
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-
				5/21/2025	912	$9,276	$10.17	-	36,992
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-
				5/21/2025	1,129	$11,485	$10.17		45,801
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-
				11/5/2024	19,258	$195,853	$10.17
				2/13/2025	19,879	$202,170	$10.17	2,457
				5/21/2025	8,921	$90,730	$10.17		72,399
K	9/30/2024	40,088	(1)	11/5/2024	230	$2,338	$10.17	-
				2/13/2025	265	$2,694	$10.17	-
				5/21/2025	1,946	$19,786	$10.17	-	37,647
K	12/31/2024	42,948	(1)	5/21/2025	1,037	$10,511	$10.17	-	41,911
K	3/31/2025	20,042	(1)	5/21/2025	4,842	$49,241	$10.17	-	15,200
K	6/30/2025	32,542	(1)	TBD	-	$-	$-		32,542
Total K Share redemption requests outstanding									309,814

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	June 30, 2025
K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-
				5/21/2025	44	$451	$10.17	-	1,799
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-
				5/21/2025	30	$296	$9.92	-	1,181
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-
				5/21/2025	35	$356	$10.17	-	1,420
K-I	12/31/2024	18,240	(1)	5/21/2025	439	$4,464	$10.17	-	17,801
K-I	3/31/2025	5,000	(1)	5/21/2025	123	$1,224	$9.92	-	4,877
Total K-I Share redemption requests outstanding									27,078

(1) Our board of directors determined that the funding limitation under the A&R SRP was reached in the referenced quarter with respect to share repurchase requests, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

The following exhibits are filed as a part of this report or incorporated by reference.

Exhibit No.	Description

3.1

Second Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017, and incorporated herein by reference).

3.2	Bylaws of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed May 1, 2017, and incorporated herein by reference).

3.3

Articles of Amendment of Procaccianti Hotel REIT, Inc., effective as of March 31, 2020 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2021, and incorporated herein by reference).

3.4

Third Articles of Amendment and Restatement of Procaccianti Hotel REIT, Inc. (included as Exhibit 3.3 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-217578) filed August 14, 2018, and incorporated herein by reference).

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

4.3

Description of Securities Registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2020, and incorporated herein by reference).

10.1

Loan Agreement, by and between Gano Holdings, LLC and Rockland Trust Company, dated July 10, 2025 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2025, and incorporated herein by reference).

10.2

Secured Promissory Note from Gano Holdings, LLC to Rockland Trust Company, dated July 10, 2025 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2025, and incorporated herein by reference).

10.3

Guaranty and Indemnity Agreement, by and between Procaccianti Hotel REIT, Inc. and Rockland Trust Company, dated July 10, 2025 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 14, 2025, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-56272), filed on June 27, 2025, and incorporated by reference herein).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

PROCACCIANTI HOTEL REIT, INC.

Date: August 11, 2025	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)