Form 10-Q
period 2025-09-30
PROCACCIANTI HOTEL REIT, INC.
filed 2025-11-12
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 12, 2025, there were 3,871,568 shares of the Registrant’s Class K common stock issued and outstanding, 1,436,854 shares of the Registrant’s Class K-I common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Property and equipment, net	$93,096,371	$95,093,997
Cash	9,267,311	7,959,051
Restricted cash	3,809,171	3,102,506
Accounts receivable, net	315,547	147,788
Prepaid expenses and other assets, net	1,266,117	1,282,262
Total Assets	$107,754,517	$107,585,604
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$66,694,643	$64,113,333
Accounts payable, accrued expenses and other, net	3,624,617	3,182,808
Due to related parties	2,179,766	2,103,107
Total Liabilities	72,499,026	69,399,248
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,437,557	1,380,214
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,859,667 and 3,883,025 shares issued and outstanding, respectively	38,597	38,831
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,427,448 and 1,399,796 shares issued and outstanding, respectively	14,274	13,998
Class K-T common stock, $0.01 par value per share; 116,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,367,573	47,363,988
Cumulative income	6,389,465	3,706,881
Cumulative distributions	(24,066,904)	(18,845,484)
Total Stockholders’ Equity	29,750,069	32,285,278
Noncontrolling interest	4,067,865	4,520,864
Total Equity	33,817,934	36,806,142
Total Liabilities and Stockholders’ Equity	$107,754,517	$107,585,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rooms	$10,136,523	$9,759,659	$23,440,021	$22,140,044
Food and beverage	1,188,443	990,011	2,252,681	1,906,741
Other operating	516,640	450,203	1,168,598	1,052,004
Total revenues	11,841,606	11,199,873	26,861,300	25,098,789
Expenses
Rooms	1,686,009	1,730,483	4,599,279	4,532,635
Food and beverage	640,005	564,890	1,414,383	1,263,720
Other property expenses	3,198,274	3,152,258	8,693,247	8,447,895
Property management fees to affiliates	355,250	335,856	806,223	753,031
Corporate general and administrative	327,566	280,148	963,191	925,361
Other fees to affiliates	227,691	230,795	693,905	683,613
Depreciation and amortization	968,312	1,079,125	3,043,136	3,190,502
Total expenses	7,403,107	7,373,555	20,213,364	19,796,757
Operating income	4,438,499	3,826,318	6,647,936	5,302,032
Interest expense, net	(1,102,268)	(986,900)	(3,056,763)	(2,756,032)
Gain on interest rate swap	—	—	—	7,237
Net income before income taxes	3,336,231	2,839,418	3,591,173	2,553,237
Income tax expense	(539,064)	(261,801)	(314,445)	(16,064)
Net income	2,797,167	2,577,617	3,276,728	2,537,173
Net income attributable to noncontrolling interest	121,856	80,429	594,144	460,108
Net income attributable to common stockholders	$2,675,311	$2,497,188	$2,682,584	$2,077,065
Net income attributable to Class K common stockholders – basic and diluted	$1,739,329	$1,638,937	$1,775,591	$1,396,033
Net income per Class K common share – basic and diluted	$0.45	$0.42	$0.46	$0.36
Weighted average number of Class K common shares outstanding – basic and diluted	3,867,763	3,897,256	3,874,788	3,902,563
Net income attributable to Class K-I common stockholders – basic and diluted	$640,386	$583,171	$648,752	$493,240
Net income per Class K-I common share – basic and diluted	$0.45	$0.42	$0.46	$0.36
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,424,116	1,386,677	1,415,823	1,378,771
Net income attributable to Class K-T common stockholders – basic and diluted	$—	$2	$—	$597
Net income per Class K-T common share – basic and diluted	$—	$0.42	$—	$0.36
Weighted average number of Class K-T common shares outstanding – basic and diluted	—	3	—	1,670
Net income attributable to Class A common stockholders – basic and diluted	$261,442	$244,506	$266,410	$207,985
Net income per Class A common share – basic and diluted	$0.45	$0.42	$0.46	$0.36
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410	581,410	581,410
Net income (loss) attributable to Class B common stockholders – basic and diluted	$34,154	$30,573	$(8,169)	$(20,790)
Net income (loss) per Class B common share – basic and diluted	$0.27	$0.24	$(0.07)	$(0.17)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2024	3,883,025	$38,831	1,399,796	$13,998	—	$—	581,410	$5,814	125,000	$1,250	$47,363,988	$3,706,881	$(18,845,484)	$32,285,278	$4,520,864	$36,806,142
Issuance of common stock pursuant to distribution reinvestment plan	12,348	123	9,607	96	—	—	—	—	—	—	204,621	—	—	204,840	—	204,840
Repurchase of common stock	(20,144)	(201)	—	—	—	—	—	—	—	—	(204,662)	—	—	(204,863)	—	(204,863)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,186,320)	—	(1,186,320)	278,050	(908,270)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(952,609)	(952,609)	(294,000)	(1,246,609)
BALANCE, March 31, 2025	3,875,229	$38,753	1,409,403	$14,094	—	$—	581,410	$5,814	125,000	$1,250	$47,363,947	$2,520,561	$(19,798,093)	$30,146,326	$4,504,914	$34,651,240
Issuance of common stock pursuant to distribution reinvestment plan	11,433	114	9,513	95	—	—	—	—	—	—	202,121	—	—	202,330	—	202,330
Repurchase of common stock	(19,478)	(195)	(672)	(7)	—	—	—	—	—	—	(204,638)	—	—	(204,840)	—	(204,840)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,193,593	—	1,193,593	194,086	1,387,679
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(935,238)	(935,238)	(392,000)	(1,327,238)
BALANCE, June 30, 2025	3,867,184	$38,672	1,418,244	$14,182	—	$—	581,410	$5,814	125,000	$1,250	$47,361,430	$3,714,154	$(20,733,331)	$30,402,171	$4,307,000	$34,709,171
Issuance of common stock pursuant to distribution reinvestment plan	11,754	118	9,828	98	—	—	—	—	—	—	208,274	—	—	208,490	—	208,490
Repurchase of common stock	(19,271)	(193)	(624)	(6)	—	—	—	—	—	—	(202,131)	—	—	(202,330)	—	(202,330)
Net income	—	—	—	—	—	—	—	—	—	—	—	2,675,311	—	2,675,311	64,665	2,739,976
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(3,333,573)	(3,333,573)	(303,800)	(3,637,373)
BALANCE, September 30, 2025	3,859,667	$38,597	1,427,448	$14,274	—	$—	581,410	$5,814	125,000	$1,250	$47,367,573	$6,389,465	$(24,066,904)	$29,750,069	$4,067,865	$33,817,934

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2023	3,908,712	$39,087	1,366,446	$13,664	2,964	$30	581,410	$5,814	125,000	$1,250	$47,356,635	$2,110,753	$(15,055,010)	$34,472,223	$4,847,835	$39,320,058
Issuance of common stock pursuant to distribution reinvestment plan	10,503	105	7,972	80	46	—	—	—	—	—	202,637	—	—	202,822	—	202,822
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(76)	—	—	(76)	—	(76)
Repurchase of common stock	(16,555)	(166)	(614)	(6)	—	—	—	—	—	—	(197,163)	—	—	(197,335)	—	(197,335)
Noncontrolling interest valuation adjustment		—	—	—	—	—	—	—	—	—	—	(21,946)	—	(21,946)	—	(21,946)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,026,115)	—	(1,026,115)	217,376	(808,739)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(954,807)	(954,807)	—	(954,807)
BALANCE March 31, 2024	3,902,660	$39,026	1,373,804	$13,738	3,010	$30	581,410	$5,814	125,000	$1,250	$47,362,033	$1,062,692	$(16,009,817)	$32,474,766	$5,065,211	$37,539,977
Issuance of common stock	3,159	32	—	—	(3,045)	(30)	—	—	—	—	(2)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	10,276	103	7,896	79	45	1	—	—	—	—	199,307	—	—	199,490	—	199,490
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(51)	—	—	(51)	—	(51)
Repurchase of common stock	(17,108)	(171)	(498)	(5)	—	—	—	—	—	—	(202,646)	—	—	(202,822)	—	(202,822)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	77,671	—	77,671	—	77,671
Net Income	—	—	—	—	—	—	—	—	—	—	—	605,992	—	605,992	171,281	777,273
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(941,979)	(941,979)	(318,500)	(1,260,479)
BALANCE June 30, 2024	3,898,987	$38,990	1,381,202	$13,812	10	$1	581,410	$5,814	125,000	$1,250	$47,358,641	$1,746,355	$(16,951,796)	$32,213,067	$4,917,992	$37,131,059
Conversion of common stock	12	—	—	—	(10)	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,357	114	9,159	92	—	(1)	—	—	—	—	197,986	—	—	198,191	—	198,191
Repurchase of common stock	(19,616)	(196)	—	—	—	—	—	—	—	—	(199,294)	—	—	(199,490)	—	(199,490)
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,497,188	—	2,497,188	26,993	2,524,181
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(941,401)	(941,401)	(330,750)	(1,272,151)
BALANCE September 30, 2024	3,890,740	$38,908	1,390,361	$13,904	—	$—	581,410	$5,814	125,000	$1,250	$47,357,333	$4,243,543	$(17,893,197)	$33,767,555	$4,614,235	$38,381,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$3,276,728	$2,537,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,043,136	3,190,502
Amortization of deferred financing costs and debt discount as interest	170,224	31,755
Amortization of key money loans	(40,125)	(40,125)
Gain on interest rate swap	—	(7,237)
Changes in operating assets and liabilities:
Accounts receivable	(167,759)	(63,092)
Prepaid expenses and other assets	11,300	(352,554)
Accounts payable, accrued expenses and other	475,172	693,661
Due to related parties	76,659	(89,645)
Net cash provided by operating activities	6,845,335	5,900,438
Cash Flow from Investing Activities:
Capital improvements	(1,033,902)	(963,037)
Cash used in investing activities	(1,033,902)	(963,037)
Cash Flows from Financing Activities:
Payment of stockholder servicing fees	—	(127)
Proceeds from mortgage note	19,200,000	39,270,000
Payments of mortgage notes principal	(16,589,805)	(38,683,150)
Payment of deferred financing costs	(199,111)	(728,132)
Distributions to stockholders	(4,605,759)	(2,237,684)
Distributions to noncontrolling interest	(989,800)	(649,250)
Repurchase of common stock	(612,033)	(599,647)
Net cash used in financing activities	(3,796,508)	(3,627,990)
Increase in cash and cash equivalents and restricted cash	2,014,925	1,309,411
Cash and cash equivalents and restricted cash, beginning of period	11,061,557	10,704,385
Cash and cash equivalents and restricted cash, end of period	$13,076,482	$12,013,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024
Cash	$9,267,311	$8,545,826
Restricted cash	3,809,171	3,467,970
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$13,076,482	$12,013,796

The Company paid the following amounts for interest and income taxes:

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest	$2,987,277	$2,721,652
Cash paid for income taxes	$8,400	$8,200

Supplemental Disclosure of Noncash Transactions

	Nine Months Ended September 30,
	2025	2024
Common stock issued pursuant to distribution reinvestment plan	$615,660	$600,503

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

As of September 30, 2025, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through September 30, 2025, the Company received approximately $42,695,781 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $2,239,831 of K Shares, $1,583,226 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At September 30, 2025, the assets of the Company’s VIEs were $61,486,672, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At September 30, 2025, the liabilities of the Company’s VIEs were $45,228,156, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of September 30, 2025, the estimated fair value of the mortgage notes payable was $66,868,165 compared to the carrying value of $67,384,570. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At September 30, 2025 and 2024, reserves for property taxes were $639,441 and $554,369, respectively, reserves for capital improvements were $3,018,016 and $2,617,125, respectively, and reserves for insurance were $41,514 and $120,316, respectively. The Company also included $110,200 and $176,160 of guest advance deposits as restricted cash at September 30, 2025 and 2024, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At September 30, 2025, the Company had no material uncertain tax positions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of September 30, 2025, 6,000 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated EPS for the three months and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$2,675,311	$2,497,188	$2,682,584	$	$ 2,077,065
Less: Class K Common Stock dividends declared and accumulated	682,533	685,731	2,028,797		2,045,098
Less: Class K-I Common Stock dividends declared and accumulated	251,272	244,012	741,273		722,554
Less: Class K-T Common Stock dividends declared and accumulated	—	1	—		875
Less: Class A Common Stock dividends declared and accumulated	102,583	102,303	304,404		304,684
Undistributed net income (loss)	$1,638,923	$1,465,142	$(391,890)	$	($ 996,146)
Class K Common Stock:
Undistributed net income (loss)	$1,056,796	$953,206	$(253,206)	$	($ 649,065)
Class K Common Stock dividends declared and accumulated	682,533	685,731	2,028,797		2,045,098
Net income	$1,739,329	$1,638,937	$1,775,591	$	$ 1,396,033
Net income per common share, basic and diluted	$0.45	$0.42	$0.46	$	$ 0.36
Weighted average number of common shares outstanding, basic and diluted	3,867,763	3,897,256	3,874,788		3,902,563
Class K-I Common Stock:
Undistributed net income (loss)	$389,114	$339,159	$(92,521)	$	($ 229,314)
Class K-I Common Stock dividends declared and accumulated	251,272	244,012	741,273		722,554
Net income	$640,386	$583,171	$648,752	$	$ 493,240
Net income per common share, basic and diluted	$0.45	$0.42	$0.46	$	$ 0.36
Weighted average number of common shares outstanding, basic and diluted	1,424,116	1,386,677	1,415,823		1,378,771
Class K-T Common Stock:
Undistributed net loss	$—	$1	$—	$	($ 278)
Class K-T Common Stock dividends declared and accumulated	—	1	—		875
Net income	$—	$2	$—	$	$ 597
Net income per common share, basic and diluted	$—	$0.42	$—	$	$ 0.36
Weighted average number of common shares outstanding, basic and diluted	—	3	—		1,670
Class A Common Stock:
Undistributed net income (loss)	$158,859	$142,203	$(37,994)	$	($ 96,699)
Class A Common Stock dividends declared and accumulated	102,583	102,303	304,404		304,684
Net income	$261,442	$244,506	$266,410	$	$ 207,985
Net income per common share, basic and diluted	$0.45	$0.42	$0.46	$	$ 0.36
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410	581,410		581,410
Class B Common Stock:
Undistributed net income (loss)	$34,154	$30,573	$(8,169)	$	($ 20,790)
Net income (loss) per common share, basic and diluted	$0.27	$0.24	$(0.07)	$	($ 0.17)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000		125,000

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

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2025:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$19,200,000
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,914,570

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Land	$14,450,538	$14,450,538
Building and improvements	89,684,068	89,435,135
Furniture, fixtures, and equipment	13,999,361	13,214,390
Total cost	118,133,967	117,100,063
Accumulated depreciation	(25,037,596)	(22,006,066)
Property and equipment, net	$93,096,371	$95,093,997

Depreciation expense for the three months ended September 30, 2025 and 2024 was $964,443 and $1,075,256 respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $3,031,530 and $3,178,896, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at September 30, 2025, is a $12,820,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,850,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,600,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $19,200,000 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $8,914,570 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed (pursuant to a customary carveout/bad acts guaranty) by the Company and cross-collateralized by the Wilmington Note. As of September 30, 2025, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were compliant with the loan obligations under the St. Petersburg Note, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at the SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of September 30, 2025, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were compliant with the loan obligations under the Wilmington Note, including applicable covenants, and all required payments have been made as agreed.

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2028. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of September 30, 2025, the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were compliant with the loan obligations under the TCI Note, including applicable covenants, and all required payments have been made as agreed.

The HGI Note was refinanced as of July 10, 2025. The HGI Note bears interest at a fixed rate of 6.10% through July 10, 2030. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). Annual compliance testing for the HGI Note will commence as of December 31, 2025.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, requires monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of September 30, 2025, the Operating Partnership and its subsidiary for the Cherry Tree Inn were compliant with the loan obligations under the CTI Note, including applicable covenants, and all required payments have been made as agreed.

Interest expense on mortgage notes payable for the three months ended September 30, 2025 and 2024 was $1,070,434 and $1,024,428, respectively. Interest expense on mortgage notes payable for the nine months ended September 30, 2025 and 2024 was $2,979,292 and $2,848,181, respectively.

Also included in mortgage notes payable as of September 30, 2025 is $1,066,089 of deferred financing costs. For the three months ended September 30, 2025, the Company amortized $64,363 of net deferred financing costs. For the three months ended September 30, 2024, the Company recognized $53,170 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,079 relating to the amortization of the fair value of debt premium. For the nine months ended September 30, 2025, the Company amortized $192,276 of net deferred financing costs, offset by $22,052 relating to the amortization of the fair value of debt premium. For the nine months ended September 30, 2024, the Company recognized $130,994 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $99,239 relating to the amortization of the fair value of debt premium.

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

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended September 30, 2025 and 2024, the Sponsor requested reimbursement for $42,733 and $48,630, respectively, of such administrative service expenses. During the nine months ended September 30, 2025 and 2024, the Sponsor requested reimbursement for $140,728 and $140,728, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

No acquisition fees were incurred during the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and 2024, there were $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,815 and $18,764, respectively, for the three months ended September 30, 2025 and 2024 and $55,833 and $55,884, respectively, for the nine months ended September 30, 2025 and 2024. These amounts are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended September 30, 2025 and 2024, the Company incurred $184,958 and $184,913, respectively, in asset management fees. For the nine months ended September 30, 2025 and 2024, the Company incurred $553,177 and $566,404, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $2,797 and $2,747 for the three months ended September 30, 2025 and 2024, respectively, and is included in interest expense on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $8,275 and $21,624 for the nine months ended September 30, 2025 and 2024, respectively, and is included in interest expense on the condensed consolidated statements of operations. At September 30, 2025 and 2024, asset management fees and interest payable of $187,755 and $184,913, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the nine months ended September 30, 2025 and 2024.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of September 30, 2025 and 2024 were paid directly by the Company and there have been no reimbursements to PHA.

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

The Company recorded O&O Costs as charges against additional paid in capital on the condensed consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to 15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules and regulations established by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Company’s charter. The Company did not recognize any O&O Costs for the three months ended September 30, 2025 and 2024. As of September 30, 2025, the Company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire on March 28, 2026, each with an automatic one-year extension. The term of the in-place management agreement for the Hotel Indigo Traverse City is five years beginning August 15, 2018 with four automatic one-year extensions. The terms of the in-place management agreements for the Hilton Garden Inn Providence expire on February 26, 2026, with three additional automatic one-year extensions. The terms of the in-place management agreements for the Cherry Tree Inn expire on June 3, 2031, with four additional automatic one-year extensions.

Aggregate property management fees incurred were $355,250 and $335,856 for the three months ended September 30, 2025 and 2024, respectively, and $806,223 and $753,031 for the nine months ended September 30, 2025 and 2024, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of September 30, 2025 and 2024, $94,478, and 97,932, respectively, of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $268,149 and $211,683 for the three months ended September 30, 2025 and 2024, respectively, and $616,605 and $555,150 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, $46,558 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended September 30, 2025 and 2024, the Company paid $105,651 and $279,020, respectively, to TPG Risk Services, LLC (“TPG”), an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the nine months ended September 30, 2025 and 2024, the Company paid $622,364 and $601,269, respectively, to TPG for the reimbursement of prepaid insurance at the hotel properties. As of September 30, 2025, the Company had $12,665 due to TPG.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the three months ended September 30, 2025 and 2024, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor (“TPG Construction”), $4,060 and $59,304 respectively, and $7,870 and $124,033, respectively, during the nine months ended September 30, 2025 and 2024, respectively, for capital expenditure costs incurred at the hotel properties.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three months ended September 30, 2025 and 2024.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.66% and 4.53% for the three months ended September 30, 2025 and 2024, respectively, and 4.61% and 4.53% for the nine months ended September 30, 2025 and 2024. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively. Interest expense was $1,106 and $1,074 for the three months ended September 30, 2025 and 2024, respectively, and  $3,250 and $3,181 for the nine months ended September 30, 2025 and 2024, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of September 30, 2025, the Company had issued 229,423 K Shares, 161,547 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $2,239,831, $1,583,226 and $72,561, respectively. As of September 30, 2025, the Company had issued 2,000 restricted K Shares to each of the Company’s three independent directors for a total of 6,000 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of September 30, 2025, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of September 30, 2025. As of September 30, 2025, the Company had sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and had sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

As of September 30, 2025, pursuant to Section 5.2.7 of the Company’s charter, 65,694 K-T Shares converted to 66,225 K Shares.

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

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of September 30, 2025, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of September 30, 2025, the Company recognized $17,632 of stockholder servicing fees in connection with the Public Offering.

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

During the three months ended September 30, 2025, we repurchased approximately $195,980 of K Shares and $6,350 of K-I Shares. As of September 30, 2025, there were 84 outstanding and unfulfilled repurchase requests for 307,597 K Shares and 33,242 K-I Shares. The following tables reflect the activity resulting in the repurchase requests outstanding at September 30, 2025.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	September 30, 2025
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-
				5/21/2025	559	$5,678	$10.17	-
				9/2/2025	534	$5,426	$10.17	671	21,438
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-
				5/21/2025	132	$1,341	$10.17	-
				9/2/2025	130	$1,321	$10.17	-	5,220
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-
				5/21/2025	912	$9,276	$10.17	-
				9/2/2025	900	$9,062	$10.07	-	36,092
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-
				5/21/2025	1,129	$11,485	$10.17	-
				9/2/2025	891	$9,043	$10.15	9,183	35,727
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-
				11/5/2024	19,258	$195,853	$10.17	-
				2/13/2025	19,879	$202,170	$10.17	2,457
				5/21/2025	8,921	$90,730	$10.17	-
				9/2/2025	1,761	$17,880	$10.15	-	70,638
K	9/30/2024	40,088	(1)	11/5/2024	230	$2,338	$10.17	-
				2/13/2025	265	$2,694	$10.17	-
				5/21/2025	1,946	$19,786	$10.17	-
				9/2/2025	916	$9,298	$10.15		36,731
K	12/31/2024	42,948	(1)	5/21/2025	1,037	$10,511	$10.17	-
				9/2/2025	1,021	$10,351	$10.17	4,896	35,994
K	3/31/2025	20,042	(1)	5/21/2025	4,842	$49,241	$10.17	-
				9/2/2025	371	$3,754	$10.12	-	14,829
K	6/30/2025	32,542	(1)	9/2/2025	12,746	$129,628	$10.17	9,757	10,039
K	9/30/2025	40,889	(1)	TBD	-	$-	$-	-	40,889
Total K Share redemption requests outstanding									307,597

	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	September 30, 2025
K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-
				5/21/2025	44	$451	$10.17	-	-
				9/2/2025	44	$445	$10.17		1,755
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-	-
				5/21/2025	30	$296	$9.92	-	-
				9/2/2025	29	$292	$10.06	-	1,152
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	-
				5/21/2025	35	$356	$10.17	-	-
				9/2/2025	-	$-	$-	1,420	-
K-I	12/31/2024	18,240	(1)	5/21/2025	439	$4,464	$10.17	-	-
				9/2/2025	432	$4,396	$10.17	-	17,369
K-I	3/31/2025	5,000	(1)	5/21/2025	123	$1,224	$9.92	-	-
				9/2/2025	118	$1,204	$10.21	-	4,759
K-I	9/30/2025	8,207	(1)	TBD	-	$-	$-	-	8,207
Total K-I Share redemption requests outstanding									33,242

(1)	Our board of directors determined that the funding limitation under the A&R SRP was reached in the referenced quarter with respect to share repurchase requests, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Distributions

During the nine months ended September 30, 2025, the Company’s board of directors authorized the payment of K Share distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
1/17/2025	12/31/2024	1/14/2025	1/16/2025	$0.001912568	$684,394	$245,671	$—	$22,544	$952,609
5/1/2025	3/31/2025	4/25/2025	4/30/2025	$0.001917808	670,151	242,972	—	22,115	935,238
8/5/2025	06/30/2025	7/31/2025	8/4/2025	$0.001917808	676,112	247,029	—	22,360	945,501
					$2,030,657	$735,672	$—	$67,019	$2,833,348

During the nine months ended September 30, 2024, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
2/8/2024	12/31/2023	2/5/2024	2/7/2024	$0.001917808	$690,557	$240,782	$862	$22,606	$954,807
5/3/2024	3/31/2024	4/30/2024	5/1/2024	$0.001912568	680,560	238,600	521	22,299	941,980
8/7/2024	06/30/2024	8/2/2024	8/6/2024	$0.001912568	678,795	239,941	366	22,299	941,401
					$1,371,117	$479,382	$1,383	$44,905	$1,896,787

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

On October 29, 2025, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares and K-I Shares outstanding as of September 30, 2025, to the holders of record of K Shares and K-I Shares as of the close of business on November 5, 2025. With respect to the K Shares and K-I Shares outstanding as of September 30, 2025, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since June 30, 2025 was $682,532, or $0.001917808 per K Share per day and $251,272, or $0.001917808 per K-I Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 6, 2025.

On October 29, 2025, the Company’s board of directors authorized the payment of distributions with respect to the Class K OP Units outstanding as of September 30, 2025, to the holders of record of Class K OP Units as of the close of business on November 5, 2025. With respect to the Class K OP Units outstanding as of September 30, 2025, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since June 30, 2025 was $22,606, or $0.001917808 per Class K OP Unit. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on November 6, 2025.

On July 25, 2025, the Company’s board of directors authorized the payment of A Share distributions accrued through September 30, 2024. The cumulative amount of distributions that had accrued on a daily basis with respect to each such A Share for the period from (i) September 29, 2016 through March 30, 2020, was $683,680, which reflects an accrual rate of six percent per annum of the “A Share Distribution Base” under the Company’s charter, and (ii) April 1, 2020 through June 30, 2024, was $1,704,392, which reflects an accrual rate of seven percent per annum of the “A Share Distribution Base” under the Company’s charter. On July 31, 2025, the Company paid $2,388,072 of accrued distributions to A Share stockholders.

Note 7 - Income Taxes

The Company recognized a consolidated income tax expense of $539,064 and $261,801 for the three months ended September 30, 2025 and 2024, respectively. The Company recognized a consolidated income tax expense of $314,445 and $16,064 for the nine months ended September 30, 2025 and 2024, respectively. These amounts relate to the operations of the Company’s TRSs.

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

	Three Months Ended September 30		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Total revenue	$11,841,606	$11,199,873	$26,861,300	$25,098,789
Operating expenses:
Rooms	1,686,009	1,730,483	4,599,279	4,532,635
Food and beverage	640,005	564,890	1,414,383	1,263,720
Other property operating expenses	3,198,274	3,152,258	8,693,247	8,447,895
Property management fees to affiliates	355,250	335,856	806,223	753,031
Other segment expenses (1)	1,523,569	1,590,068	4,700,232	4,799,476
Operating income:	4,438,499	3,826,318	6,647,936	5,302,032
Non-operating expenses:
Interest expense, net	(1,102,268)	(986,900)	(3,056,763)	(2,756,032)
Gain on interest rate swap	-	-	-	7,237
Income tax expense	(539,064)	(261,801)	(314,445)	(16,064)
Segment and consolidated net income	$2,797,167	$2,577,617	$3,276,728	$2,537,173

(1)	Other segment expenses include corporate general and administrative, other fees to affiliates and depreciation and amortization.

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

Factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	the impacts of artificial intelligence related to data privacy;
●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;
●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;
●	domestic and global political risks and uncertainties, including the war in Ukraine, tensions between China and the United States, unrest in the Middle East and other economic disruptions and U.S. and global recession concerns, on our financial condition and results of operations;
●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	events beyond our control, such as war, terrorist or cyber-attacks, pandemics or epidemics, mass casualty events, government shutdowns, such as the U.S. federal government shutdown that began on October 1, 2025, and closures, travel-related health concerns and natural disasters;
●	changes in economic conditions generally and the real estate and debt markets specifically;

●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to Procaccianti Hotel Advisors, LLC (“PHA”) and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of PHA, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles (“GAAP”).

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of September 30, 2025, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through September 30, 2025, we received approximately $42,695,781 in gross proceeds from the sale of K Shares, K-I Shares and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $2,239,831 of K Shares, $1,583,226 of K-I Shares and $72,561 K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of our Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in our primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended September 30, 2025 and 2024, the Sponsor requested reimbursement for $42,733 and $48,630, respectively, of such administrative service expenses. Of these amounts, $32,979 is included in due to related parties on the condensed consolidated balance sheet as of September 30, 2025.

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

We incurred operating expenses of approximately $1,297,411 during the twelve months ended September 30, 2025, which was within the 2% of average invested assets and 25% of net income limitations (as defined in our charter).

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

Market Outlook

While destination and leisure travel have rebounded and remain strong, business travel has been slower to recover. Ongoing headwinds including challenging interest rates, inflation, supply chain issues, insurance premiums, political discord and increased labor costs present additional challenges which we believe may continue to hinder a full recovery of business travel throughout 2025.

The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP. CBRE (U.S. Hotels State of the Union Midyear Review) states that erratic U.S. trade policy, geopolitical uncertainty and risks associated with large, ongoing deficit spending have tempered business and consumer confidence. CBRE has lowered its forecast for annual GDP growth to 1.5% from between 2% and 2.5% in January but still expects the 10-year Treasury yield to end the year near 4.3%.

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

In the first half of 2025, the Transportation Security Administration (the “TSA”) experienced a significant surge in travel, with six of the top ten busiest travel days in TSA history occurring that year. Several days in 2025 broke previous TSA records for passenger volume, including May 22, May 23, June 19, June 22, June 27, and June 29. Notably, June 22, 2025, became the busiest day ever recorded, with over 3 million people screened. The government shutdown may have ripple effects throughout the broader economy and the potential impact on travel should be noted. TSA agents and air traffic controllers are considered ‘essential workers’ therefore are required to report to work despite the shutdown. However, according to the US Travel Association, there have been noticeable delays at some of the country’s major airports including Dallas Fort Worth (TX) and Hartsfield International Airport (GA). Smaller airports like San Jose International Airport (CA) and Rhode Island International Airport (RI) have fared better with security checkpoint delays and flight cancellations/delays remaining near normal during the government shutdown. As the shutdown became the longest in American history in early November, the FAA placed restrictions on the number of flights able to depart at the nation’s largest airports. These restrictions have led to flight cancellations and extensive TSA checkpoint delays which could trigger postponements of travel plans for both business and leisure travelers.

Inflation remains elevated and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remains uncertain. Inflation may adversely affect financial condition and results of operations. An increase in inflation could have an adverse impact on floating rate mortgages, credit facilities, property operating expenses, and general and administrative expenses, as these costs could increase at a rate higher than revenue. Inflation could also have an adverse effect on consumer spending, which could impact our revenues.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at September 30, 2025.

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

For information on distributions paid during the three months ended September 30, 2025, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows K Share distributions paid during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
Distributions paid in cash	$2,217,688		$2,238,049
Distributions reinvested	615,660		600,139
Total distributions	$2,833,348		$2,838,188
Source of distributions:
Cash flows provided by operations	$2,217,688	78%	$2,238,049	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	615,660	22%	600,139	21%
Total sources	$2,833,348	100%	$2,838,188	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the three months ended September 30, 2025 and 2024 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly K Share distributions with respect to all quarters of 2024 and the first three quarters of 2025, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

We paid accrued A Share distributions from inception through June 30, 2024, sourced from additional proceeds from the refinance of the Hilton Garden Inn Providence Note. Unpaid distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $10,136,523 for the three months ended September 30, 2025 from $9,759,659 for the three months ended September 30, 2024. The net increase of $376,864, or 3.86%, was largely due to increases in ADR and occupancy.

The following presents the hotel operating results for the three months ended September 30, 2025:

	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	89.36%	81.46%	73.74%
Average Daily Rate (“ADR”)	$263.67	$250.62	$203.45
Revenue Per Available Room (“RevPAR”)	$235.61	$204.15	$150.02

The following presents the hotel operating results for the three months ended September 30, 2024:

	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	80.51%	79.65%	75.61%
ADR	$268.15	$247.30	$205.43
RevPAR	$215.90	$196.98	$155.33

A comparison of hotel rooms revenues for the three months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,			Increase	Increase
	2025		2024	(Decrease)	(Decrease)
Springhill Suites Wilmington	$	$ 1,393,963	$1,345,587	$48,376	3.60%
Staybridge Suites St. Petersburg		1,122,365	1,133,866	(11,501)	(1.01)%
Hotel Indigo Traverse City		3,296,585	3,148,614	147,971	4.70%
Hilton Garden Inn Providence		2,278,141	2,131,626	146,515	6.87%
Cherry Tree Inn		2,045,469	1,999,966	45,503	2.28%
		$10,136,523	$9,759,659	$376,864	3.86%

The increase in rooms revenues of $48,376, or 3.60%, at the Springhill Suites Wilmington is primarily driven by an increase in ADR. The ADR at the Springhill Suites Wilmington increased from $157.12 for the three months ended September 30, 2024, to $164.79 for the three months ended September 30, 2025, an increase of 4.88%. Occupancy at the Springhill Suites Wilmington decreased from 77.62% for the three months ended September 30, 2024, to 76.62% for the three months ended September 30, 2025.

The decrease in rooms revenues of $11,501, or 1.01%, at the Staybridge Suites St. Petersburg is driven by a decrease in ADR. The ADR at the Staybridge Suites St. Petersburg decreased from $143.29 for the three months ended September 30, 2024, to $131.87 for the three months ended September 30, 2025, a decrease of 7.97%. Occupancy at the Staybridge Suites St. Petersburg increased from 72.15% for the three months ended September 30, 2024, to 77.74% for the three months ended September 30, 2025.

The increase in rooms revenues of $147,971, or 4.70%, at the Hotel Indigo Traverse City is driven by an increase in ADR. The ADR at the Hotel Indigo Traverse City increased from $357.35 for the three months ended September 30, 2024, to $374.53 for the three months ended September 30, 2025, an increase of 4.81%. Occupancy at the Hotel Indigo Traverse City increased from 89.22% for the three months ended September 30, 2024, to 89.41% for the three months ended September 30, 2025.

The increase in rooms revenues of $146,515, or 6.87%, at the Hilton Garden Inn Providence is driven by an increase in occupancy. Occupancy at the Hilton Garden Inn Providence increased from 73.70% for the three months ended September 30, 2024, to 83.26% for the three months ended September 30, 2025. The occupancy increase is attributed to a strike formed by unionized hospital employees within close proximity to the Hilton Garden Inn Providence. The ADR at the Hilton Garden Inn Providence decreased from $229.48 for the three months ended September 30, 2024, to $217.09 for the three months ended September 30, 2025, a decrease of 5.40%.

The increase in rooms revenues of $45,503, or 2.28%, at the Cherry Tree Inn is primarily driven by an increase in ADR. The ADR at the Cherry Tree Inn increased from $336.40 for the three months ended September 30, 2024, to $358.79 for the three months ended September 30, 2025, an increase of 6.66%. Occupancy at the Cherry Tree Inn decreased from 84.30% for the three months ended September 30, 2024, to 81.54% for the three months ended September 30, 2025.

Food and beverage revenues

Food and beverage revenues increased to $1,188,443 for the three months ended September 30, 2025, from $990,011 for the three months ended September 30, 2024. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $198,432 increase from the prior year period is primarily due to an increase in restaurant sales at the Hotel Indigo Traverse City and an increase in occupancy at the Hilton Garden Inn Providence.

Other operating revenues

Other operating revenues increased to $516,640 for the three months ended September 30, 2025, from $450,203 for the three months ended September 30, 2024. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $66,437 increase from the prior year period is primarily due to an increase in parking revenues at the Staybridge Suites St. Petersburg and at the Hilton Garden Inn Providence.

Rooms expenses

Rooms expenses decreased to $1,686,009 for the three months ended September 30, 2025, from $1,730,483 for the three months ended September 30, 2024. The $44,474 net decrease in rooms expenses is primarily due to a decrease in travel agent commissions. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,686,009 and $1,730,483 represent 16.6% and 17.7% of rooms revenues for the three-month period ended September 30, 2025 and 2024, respectively.

Food and beverage expenses

Food and beverage expenses were $640,005 and $564,890 for the three months ended September 30, 2025 and 2024, respectively. The $75,115 increase in food and beverage expenses is primarily due to an increase in the cost of food and food preparation. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 53.9% and 57.1% of food and beverage revenues for the three-month period ended September 30, 2025 and 2024, respectively.

Other property expenses

Other property expenses were $3,198,274 and $3,152,258, for the three months ended September 30, 2025, and 2024, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $46,016 increase in other property expenses is primarily driven by an increase in franchise fees.

Property management fees to affiliates

Property management fees to affiliates were $355,250 and $335,856 for the three months ended September 30, 2025 and 2024, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $327,566 and $280,147 for the three months ended September 30, 2025 and 2024, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $227,691 and $230,795 for the three months ended September 30, 2025 and 2024, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $184,958 for the three months ended September 30, 2025, from $182,165 for the three months ended September 30, 2024. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $42,733 and $48,630 during the three months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $968,312 and $1,079,125 for the three months ended September 30, 2025 and 2024, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $1,102,268 and $986,900 for the three months ended September 30, 2025 and 2024, respectively. The increase of $115,368 is attributable to the refinancing of the St. Petersburg Note, the Wilmington Note, the TCI Note, and the HGI Note at increased interest rates. Interest expense includes monthly fixed rate and variable rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended September 30, 2025, we recognized $64,363 of interest expense relating to the amortization of deferred financing costs. For the three months ended September 30, 2024, we recognized $53,170 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $33,079 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $55,250 and $80,208 for three months ended September 30, 2025 and 2024, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated statement of operations.

Income tax expense

For the three months ended September 30, 2025 and 2024, we incurred income tax expense of $539,064 and $261,801, respectively. The $277,263 increase is primarily due to an increase in taxable income.

Net income

For the three months ended September 30, 2025 and 2024, we recorded net income of $2,797,167 and $2,577,617, respectively. The increase in net income of $219,550 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

For the three months ended September 30, 2025 and 2024, we recorded net income relating to noncontrolling interests of $121,856 and $80,429, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $23,440,021 for the nine months ended September 30, 2025 from $22,140,044 for the nine months ended September 30, 2024. The net increase of $1,299,977 or 5.87%, was largely due to increases in ADR and occupancy.

The following presents the hotel operating results for the three quarters ended September 30, 2025:

	First	Second	Third
	Quarter	Quarter	Quarter
	2025	2025	2025
Number of hotels	5	5	5
Number of rooms	559	559	559
Average Occupancy Percentage	64.04%	78.92%	81.60%
ADR	$159.81	$201.48	$241.54
RevPar	$103.64	$159.02	$197.10

The following presents the hotel operating results for the three quarters ended September 30, 2024:

	First	Second	Third
	Quarter	Quarter	Quarter
	2024	2024	2024
Number of hotels	5	5	5
Number of rooms	559	559	559
Average Occupancy Percentage	61.56%	77.25%	78.62%
ADR	$150.60	$191.46	$241.37
RevPar	$95.11	$148.27	$189.77

A comparison of hotel rooms revenues for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Springhill Suites Wilmington	$3,712,537	$3,783,499	$(70,962)	(1.88)%
Staybridge Suites St. Petersburg	4,588,501	4,281,560	306,941	7.17%
Hotel Indigo Traverse City	5,959,525	5,682,076	277,449	4.88%
Hilton Garden Inn Providence	5,748,847	5,028,020	720,827	14.34%
Cherry Tree Inn	3,430,611	3,364,889	65,722	1.95%
	$23,440,021	$22,140,044	$1,299,977	5.87%

The decrease in rooms revenues of $70,962, or 1.88%, at the Springhill Suites Wilmington is primarily driven by a decrease in occupancy. Occupancy at the Springhill Suites Wilmington decreased from 78.94% for the nine months ended September 30, 2024, to 76.90% for the nine months ended September 30, 2025. The ADR at the Springhill Suites Wilmington increased from $145.77 for the nine months ended September 30, 2024, to $147.38 for the nine months ended September 30, 2025, an increase of 1.10%.

The increase in rooms revenues of $306,941, or 7.17%, at the Staybridge Suites St. Petersburg is driven by an increase in occupancy. Occupancy at the Staybridge Suites St. Petersburg increased from 74.83% for the nine months ended September 30, 2024, to 83.43% for the nine months ended September 30, 2025. The occupancy increase is driven by extended stay guests displaced by the 2024 hurricanes and restoration contractors who are assisting with post-hurricane efforts. The ADR at the Staybridge Suites St. Petersburg decreased from $175.49 for the nine months ended September 30, 2024, to $169.30 for the nine months ended September 30, 2025, a decrease of 3.52%.

The increase in rooms revenues of $277,449, or 4.88%, at the Hotel Indigo Traverse City is driven by an increase in ADR. The ADR at the Hotel Indigo Traverse City increased from $254.79 for the nine months ended September 30, 2024 to $272.45 for the nine months ended September 30, 2025, an increase of 6.93%. Occupancy at the Hotel Indigo Traverse City decreased from 76.09% for the nine months ended September 30, 2024, to 74.88 % for the nine months ended September 30, 2025.

The increase in rooms revenues of $720,827, or 14.34%, at the Hilton Garden Inn Providence is driven by an increase in occupancy and ADR. Occupancy at the Hilton Garden Inn Providence increased from 65.95% for the nine months ended September 30, 2024 to 73.01% for the nine months ended September 30, 2025. The ADR at the Hilton Garden Inn Providence increased from $203.09 for the nine months ended September 30, 2024, to $210.54 for the nine months ended September 30, 2025, an increase of 3.66%.

The increase in rooms revenues of $65,722, or 1.95%, at the Cherry Tree Inn is primarily driven by an increase in ADR. The ADR at the Cherry Tree Inn increased from $246.91 for the nine months ended September 30, 2024 to $266.79 for the nine months ended September 30, 2025, an increase of 8.05%. Occupancy at the Cherry Tree Inn decreased from 65.44% for the nine months ended September 30, 2024, to 61.98% for the nine months ended September 30, 2025.

Food and beverage revenues

Food and beverage revenues increased to $2,252,681 for the nine months ended September 30, 2025, from $1,906,741 for the nine months ended September 30, 2024. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The $345,940 increase from the prior year period is primarily due to an increase in restaurant sales at the Hotel Indigo Traverse City, and an increase of catering events at the Hilton Garden Inn Providence.

Other operating revenues

Other operating revenues increased to $1,168,598 for the nine months ended September 30, 2025, from $1,052,004 for the nine months ended September 30, 2024. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The $116,594 increase from the prior year period is primarily due to an increase in parking revenues at the Staybridge Suites St. Petersburg and the Hilton Garden Inn Providence.

Rooms expenses

Rooms expenses increased to $4,599,279 for the nine months ended September 30, 2025, from $4,532,635 for the nine months ended September 30, 2024. The $66,644 net increase in rooms expenses is primarily due to an increase in housekeeping and hospitality expenses. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $4,599,279 and $4,532,635 represent 19.62% and 20.47% of rooms revenues for the six-month period ended September 30, 2025 and 2024, respectively.

Food and beverage expenses

Food and beverage expenses were $1,414,383 and $1,263,720 for the nine months ended September 30, 2025 and 2024, respectively. The $150,663 increase in food and beverage expenses is primarily due to an increase in the cost of food. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 62.79% and 66.28% of food and beverage revenues for the six-month period ended September 30, 2025 and 2024, respectively.

Other property expenses

Other property expenses were $8,693,247 and $8,447,895, for the nine months ended September 30, 2025 and 2024, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $245,352 increase in other property expenses is primarily driven by an increase in franchise fees.

Property management fees to affiliates

Property management fees to affiliates were $806,223 and $753,031 for the nine months ended September 30, 2025 and 2024, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $963,191 and $925,361 for the nine months ended September 30, 2025 and 2024, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $693,905 and $683,613 for the nine months ended September 30, 2025 and 2024, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $553,177 for the nine months ended September 30, 2025, from $544,779 for the nine months ended September 30, 2024. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $140,728 and $138,333 during the nine months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $3,043,136 and $3,190,502 for the nine months ended September 30, 2025 and 2024, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $3,056,763 and $2,756,032 for the nine months ended September 30, 2025 and 2024, respectively. The increase of $300,731 is attributable to the refinancing of the St. Petersburg Note, the Wilmington Note, the TCI Note, and the HGI Note at increased interest rates. Interest expense includes monthly fixed rate and variable rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the nine months ended September 30, 2025, we recognized $192,276 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $22,052 relating to the amortization of the fair value of debt premium. For the nine months ended September 30, 2024, we recognized $130,994 of interest income relating to the amortization of deferred financing costs and debt discounts, offset by $99,329 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $160,114 and $205,936 for nine months ended September 30, 2025 and 2024, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated statement of operations.

Gain on interest rate swap

Gain on our interest rate swap was $0 and $7,237 for the nine months ended September 30, 2025 and 2024, respectively. The interest rate swap was terminated in connection with the June 6, 2024 refinancing of the TCI Note.

Income tax expense

For the nine months ended September 30, 2025 and 2024, we incurred income tax expense of $314,445 and $16,064, respectively.

Net income

For the nine months ended September 30, 2025 and 2024, we recorded net income of $3,276,728 and a net loss of $2,537,173, respectively. The increase in net income of $739,555 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

For the nine months ended September 30, 2025 and 2024 we recorded net income relating to noncontrolling interests of $594,144 and $460,108, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

We paid quarterly distributions with respect to all four quarters of 2024 and the first three quarters of 2025, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Cash Flows Provided by Operating Activities

During the nine months ended September 30, 2025 and 2024, we owned an interest in five hotel properties. During the nine months ended September 30, 2025, net cash provided by operating activities was $6,845,335 compared to the net cash provided by operating activities of $5,900,438 for the nine months ended September 30, 2024. Our operating cash flows during the nine months ended September 30, 2025, were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the nine months ended September 30, 2024, were the result of our net income, adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flow Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions or improvements of real estate and real-estate related investments. During the nine months ended September 30, 2025, net cash used in investing activities was $1,033,902 and was the result of capital improvements at our hotel properties. During the nine months ended September 30, 2024, net cash used in investing activities was $963,036 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the nine months ended September 30, 2025, net cash used in financing activities was $3,796,508. We refinanced the HGI note, paying the old note of $16,232,333, and borrowing $19,200,000. We made principal payments on the HGI Note and the CTI Note totaling $357,472. During the nine months ended September 30, 2025, we paid cash distributions of $4,605,759 to stockholders with proceeds from operations. During the nine months ended September 30, 2025, we repurchased $612,033 of outstanding shares of common stock. Cash flow from financing activities for the nine months ended September 30, 2025, also includes $989,800 of distributions to noncontrolling interests. For the nine months ended September 30, 2025 we paid $199,111 of deferred financing costs.

During the nine months ended September 30, 2024, net cash used in financing activities was $3,627,991. We refinanced the Wilmington Note, the St. Petersburg Note and the TCI Note, paying the old notes of $10,569,193, $12,497,424 and $15,092,000, and borrowing $10,850,000, $12,820,000 and $15,600,000, respectively. During the nine months ended September 30, 2024, we made other principal payments on the Wilmington Note, the St. Petersburg Note, the HGI Note, and the CTI Note, totaling $38,683,151. During the nine months ended September 30, 2024, we paid cash distributions of $2,237,684 to stockholders with proceeds from operations. During the nine months ended September 30, 2024, we repurchased $599,647 of outstanding shares of common stock. Cash flow from financing activities for the nine months ended September 30, 2024, also includes $649,250 of distributions to noncontrolling interests. Additionally, we paid stockholder servicing fees totaling $127. For the nine months ended September 30, 2024, we paid $728,132 of deferred financing costs.

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

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2028. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of September 30, 2025, we believe the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The HGI Note was refinanced as of July 10, 2025. The HGI note bears interest at a fixed rate of 6.10% through July 10, 2030. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). Annual compliance testing for the HGI Note will commence as of December 31, 2025. Out of the entire refinance amount of $19,200,000, $1,975,241 was allocated to fund a portion of the A Shares distribution, and $743,386 was allocated for renovation funding.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty) and cross-collateralized by the Wilmington Note. As of September 30, 2025, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of September 30, 2025, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of September 30, 2025, the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of September 30, 2025 are as follows:

	2025	2026-2028	2029-2031	Thereafter	Total
Outstanding debt obligations	$69,955	$10,580,723	$56,733,892	$—	$67,384,570
Interest payments on outstanding debt obligations	1,069,223	12,007,764	2,983,992	—	16,060,979
Total	$1,139,178	$22,588,487	$59,717,884	$—	$83,445,549

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

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Net income to MFFO:
Net income	$2,797,167	2,577,617	$3,276,728	$2,537,173
Depreciation and amortization	968,312	1,079,125	3,043,136	3,190,502
FFO	3,765,479	3,656,742	6,319,864	5,727,675
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(121,856)	(80,429)	(594,144)	(460,108)
Depreciation and amortization attributable to noncontrolling interest	(133,127)	(126,200)	(397,686)	(478,833)
FFO attributable to common stockholders	3,510,496	3,450,113	5,328,034	4,788,734
Amortization of deferred financing costs and debt discounts and premiums as interest	64,363	20,091	170,224	31,755
Unrealized gain on interest rate swap	—	—		(7,237)
MFFO attributable to common stockholders	$3,574,859	$3,470,204	$5,498,258	$4,813,252

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2025, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company during the three months ended September 30, 2025.

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

From the commencement of the Public Offering through its termination on August 13, 2021, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through its termination and the continuation of the DRIP through September 30, 2025, pursuant to the DRIP, we issued 229,424 K Shares to investors at a weighted average of $9.76 per K Share for gross proceeds of $2,239,831, 161,548 K-I Shares at a weighted average of $9.80 per K-I Share for gross proceeds of $1,583,226, and 7,676 K-T Shares at a weighted average of $9.45 per K-T Share for gross proceeds of $72,561, for total gross DRIP proceeds of $3,895,618. Additionally, we received $2,630,000 from the sale of A Shares to THR from a private placement.

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

From commencement of the Public Offering through the termination of the Public Offering, we incurred $3,004,097 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid with proceeds from the issuance of A Shares to THR.

From inception through September 30, 2025, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through September 30, 2025, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

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

As of September 30, 2025, the net offering proceeds to us from our Private Offering and our Public Offering, after deducting the total expenses incurred as described above, were approximately $52,515,063.

Subsequent to September 30, 2025, and through November 12, 2025, pursuant to the DRIP Offering, we sold approximately 11,901 K Shares at a weighted average price of $9.66 per share for gross proceeds of $114,964 and approximately 9,405 K-I Shares at a weighted average price of $9.66 per share for gross proceeds of $90,856 for total gross proceeds of $208,490 in the DRIP Offering.

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

During the three months ended September 30, 2025, we fulfilled repurchase requests and repurchased K-Shares pursuant to the A&R SRP as follows:

		Total Numbers of		Approximate Dollar
		Shares Purchased as		Value of Shares
	Total Number of	Part of Publicly		Available that may yet
	Shares Requested to	Announced Plans and	Average Price	be Repurchased under
Period	be Repurchased	Programs	Paid per Share	the Program
July 2025	36,713	—	$—	(1)
August 2025	5,930	19,895	$10.17	(1)
September 2025	6,454	—	$—	(1)
	49,097	19,895

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

During the three months ended September 30, 2025, we repurchased approximately $195,980 of K Shares and $6,350 of K-I Shares. As of September 30, 2025, there were 84 outstanding and unfulfilled repurchase requests for 307,597 K Shares and 33,242 K-I Shares. The following tables reflect the activity resulting in the repurchase requests outstanding at September 30, 2025.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	September 30, 2025
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-
				5/21/2025	559	$5,678	$10.17	-
				9/2/2025	534	$5,426	$10.17	671	21,438
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-
				5/21/2025	132	$1,341	$10.17	-
				9/2/2025	130	$1,321	$10.17	-	5,220
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-
				5/21/2025	912	$9,276	$10.17	-
				9/2/2025	900	$9,062	$10.07	-	36,092
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-
				5/21/2025	1,129	$11,485	$10.17	-
				9/2/2025	891	$9,043	$10.15	9,183	35,727
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-
				11/5/2024	19,258	$195,853	$10.17	-
				2/13/2025	19,879	$202,170	$10.17	2,457
				5/21/2025	8,921	$90,730	$10.17	-
				9/2/2025	1,761	$17,880	$10.15	-	70,638
K	9/30/2024	40,088	(1)	11/5/2024	230	$2,338	$10.17	-
				2/13/2025	265	$2,694	$10.17	-
				5/21/2025	1,946	$19,786	$10.17	-
				9/2/2025	916	$9,298	$10.15		36,731
K	12/31/2024	42,948	(1)	5/21/2025	1,037	$10,511	$10.17	-
				9/2/2025	1,021	$10,351	$10.17	4,896	35,994
K	3/31/2025	20,042	(1)	5/21/2025	4,842	$49,241	$10.17	-
				9/2/2025	371	$3,754	$10.12	-	14,829
K	6/30/2025	32,542	(1)	9/2/2025	12,746	$129,628	$10.17	9,757	10,039
K	9/30/2025	40,889	(1)	TBD	-	$-	$-	-	40,889
Total K Share redemption requests outstanding									307,597

	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	September 30, 2025
K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-
				5/21/2025	44	$451	$10.17	-	-
				9/2/2025	44	$445	$10.17		1,755
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-	-
				5/21/2025	30	$296	$9.92	-	-
				9/2/2025	29	$292	$10.06	-	1,152
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	-
				5/21/2025	35	$356	$10.17	-	-
				9/2/2025	-	$-	$-	1,420	-
K-I	12/31/2024	18,240	(1)	5/21/2025	439	$4,464	$10.17	-	-
				9/2/2025	432	$4,396	$10.17	-	17,369
K-I	3/31/2025	5,000	(1)	5/21/2025	123	$1,224	$9.92	-	-
				9/2/2025	118	$1,204	$10.21	-	4,759
K-I	9/30/2025	8,207	(1)	TBD	-	$-	$-	-	8,207
Total K-I Share redemption requests outstanding									33,242

(1) Our board of directors determined that the funding limitation under the A&R SRP was reached in the referenced quarter with respect to share repurchase requests, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

PROCACCIANTI HOTEL REIT, INC.

Date: November 12, 2025	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)