Form 10-K
period 2025-12-31
PROCACCIANTI HOTEL REIT, INC.
filed 2026-03-23
CIK 1692345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 3,867,183 shares of Class K common stock, 1,418,244 shares of Class K-I common stock, 581,410 shares of Class A common stock, and 125,000 shares of Class B common stock held by non-affiliates, for an aggregate market value of $57,904,060 assuming a market value of $10.17 per share of Class K common stock, $10.17 per share of Class K-I common stock, $7.14 per share of Class A common stock and $0.00 per share for Class B common stock.

As of March 23, 2026, there were 3,846,252 shares of the Registrant’s Class K common stock issued and outstanding, 1,442,969 shares of the Registrant’s Class K-I common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Such risks, uncertainties, and other important factors, include, among others, the risks, the uncertainties and factors set forth under Part I – Item 1A. “Risk Factors” and Part II – Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the risks and uncertainties related to the following:

●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	the impacts of artificial intelligence related to data privacy;
●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;

●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;
●	domestic and global political risks and uncertainties, including the continuing war in Ukraine, tensions between China and the United States, unrest in the Middle East and other economic disruptions and U.S. and global recession concerns, on our financial condition and results of operations;
●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	events beyond our control, such as war, terrorist or cyber-attacks, pandemics or epidemics, mass casualty events, government shutdowns, and closures, travel-related health concerns and natural disasters;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to Procaccianti Hotel Advisors, LLC (“PHA”) and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of PHA, our property manager and other affiliates of PHA;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles (“GAAP”).

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

PART I

Item 1.Business

Overview

Procaccianti Hotel REIT, Inc. (which is referred to in this Annual Report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2025, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

Substantially all of our business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. We are externally managed by PHA pursuant to the second amended and restated advisory agreement by and among us, our Operating Partnership and PHA, dated January 19, 2026 (as amended, the “Advisory Agreement”). PHA is an affiliate of our sponsor, Procaccianti Companies, Inc. (“Sponsor”).

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

Since the commencement of the Public Offering and through December 31, 2025, we received approximately $42,901,601 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $2,354,795 of K Shares, $1,674,082 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP Offering. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the Public Offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

The Estimated Per Share NAV of each of our classes of capital stock is calculated in accordance with our charter, as amended (the “charter”). Our NAV is, in accordance with our charter, allocated (i) first, to the liquidation preference on each of the K-I Shares, K Shares and K-T Shares equal to $10.00, plus all accumulated, accrued, and unpaid distributions on the K-I Shares, K Shares and K-T Shares, respectively, (ii) second, to the payment of any deferred and unpaid asset management fees, acquisition fees and disposition fees (including interest accrued on all such fees at a non-compounded rate of 6.0% per annum) to PHA, (iii) third, to the liquidation preference on the A Shares equal to $10.00, plus all accumulated, accrued and unpaid distributions on the A Shares, and (iv) fourth, following the distribution and payment in full of all of the preceding obligations, (a) 50.0% of the remaining NAV is allocated to the holders of the K-I Shares, K Shares and K-T Shares (pro rata based on the number of K-I Shares, K Shares, and K-T Shares outstanding), (b) 12.5% of the remaining NAV is allocated to Class B capital stock (“B Shares”), and (c) 37.5% of remaining NAV is allocated to the A Shares. There were no K-T Shares outstanding as of the March 31, 2025 valuation date, therefore, K-T Shares are not depicted in the chart above.

2025 Highlights

As of December 31, 2025:

●	we continued offering shares pursuant to the DRIP Offering following the termination of the Public Offering, raising $821,480 in DRIP proceeds during the year ended December 31, 2025;
●	our board of directors determined an Estimated Per Share NAV of $10.17 per K Share and K-I Share, $7.14 per A Share and $0.00 per B Share, as of March 31, 2025;
●	we refinanced the mortgage note for the Hilton Garden Inn Providence on July 10, 2025; and
●	on July 31, 2025, the Company paid $2,388,072 of accrued distributions to A Share stockholders, which represented distributions that had accrued from September 29, 2016 through June 30, 2024.

Investment Objectives

We have investments in commercial real estate properties with a focus on the hotel sector. Our primary investment objectives are:

●	to provide stable income for stockholders through the payment of cash distributions;
●	to preserve and return stockholders’ capital contributions; and
●	to maximize risk-adjusted returns on stockholders’ investment.

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

Real Estate Portfolio

As of December 31, 2025, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. Our properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our five select-service hotel properties as of December 31, 2025:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$19,200,000
Cherry Tree Inn & Suites	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,844,649

*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)	Represents the date and contract purchase price of Procaccianti Convertible Fund, LLC’s (“PCF”) acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
(2)	Contract purchase price excludes acquisition fees and costs.

Property investments in upgrades and improvements that are normal in the course of our business during the year ended December 31, 2025 were funded from refinancings and with cash on hand in our furniture and fixtures and equipment reserve accounts.

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

As of December 31, 2025, our total outstanding indebtedness totaled $67,408,843, including mortgage notes, and loans from affiliates. This amount did not exceed 300% of the value of our net assets.

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

If we do not begin the process of achieving a liquidity event by the seventh anniversary of the termination of our Public Offering, which is August 13, 2028, our charter requires a majority of our board of directors, including a majority of our independent directors, to adopt a resolution declaring that a plan of liquidation of our company is advisable and directing that the plan of liquidation be submitted for consideration at either an annual or special meeting of stockholders, unless the adoption of a plan of liquidation by our board of directors and submission of such plan to stockholders is postponed by a vote of a majority of our board of directors and a majority of the independent directors. If we submit a plan of liquidation to our stockholders, holders of A Shares, K-I Shares, K Shares and K-T Shares, voting together as a single class, will each be entitled to one vote for each such share held as of the record data established by our board of such vote. If we have sought and failed to receive approval of such stockholders of a plan of liquidation, we will continue operating and, upon the written request of the holders of A Shares, K-I Shares, K Shares and K-T Shares owning in the aggregate not less than 10% of the then outstanding A Shares, K-I Shares, K Shares and K-T Shares, the plan of liquidation will be submitted for consideration by proxy statement to such stockholders up to once every two years.

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

Competition

The hotel industry is highly competitive. Our hotel properties compete on the basis of location, room rates, quality, range of services, brand affiliation, and reservation systems, among many other factors. New hotel properties may be constructed, which results in new competitors in a market, in some cases without corresponding increases in demand for hotel rooms. We expect to face competition from many sources. We will face competition from other hotel properties both in the immediate vicinity and the geographic market where our hotel properties will be located. Over-building of hotel properties in the markets in which we operate may increase the number of rooms available and may decrease occupancy and room rates, which would adversely affect our operations.

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

We paid quarterly K Share, K-I Share, and K-T Share distributions with respect to all quarters during 2024 and 2025 with gross operating cash flow from our hotel properties, consistent with prior distributions. We have paid all accrued K Share, K-I Share, and K-T Share distributions as of December 31, 2025. There were no K-T Shares outstanding as of July 31, 2024. On July 31, 2025, the Company paid $2,388,072 of accrued distributions for the period from September 29, 2016 through June 30, 2024 to A Share stockholders, which were partially sourced from proceeds from the refinancing of the Hilton Garden Inn Providence. Our board of directors will make determinations as to the payment of future distributions on a quarterly basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

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

Employees

We have no paid employees. The employees of PHA or its affiliates provide management, acquisition, advisory and certain administrative services for us. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the years ended December 31, 2025 and 2024, our Sponsor requested reimbursement for $185,318 and $180,839, respectively, of such administrative service expenses.

Environmental, Social and Governance (“ESG”)

As our portfolio evolves over time, sustainability will continue to increase in significance as we adapt and develop existing assets. We seek to ensure that all future changes to our portfolio, including new development, major renovation and ongoing operations, are done in a socially and environmentally responsible manner.

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

●	Conditions that adversely affect real estate generally, as well as the hotel industry, could materially and adversely affect us;
●	actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans if we are unable to make debt service payments or satisfy our other obligations under the forbearance agreements;
●	availability, terms and deployment of capital;
●	unanticipated increases in financing and other costs, including a rise in interest rates;
●	availability of qualified personnel to PHA;
●	actual and potential conflicts of interest with PHA, our executive officers and our non-independent director;

●	changes in governmental regulations, accounting rules, tax rates and similar matters;
●	legislative and regulatory changes, including changes to the Code and related rules, regulations and interpretations governing the taxation of REITs; and
●	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.

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

No public market currently exists for our securities, and we have no current plans to list our shares on an exchange. If you are able to sell your securities, it is possible you would have to sell them at a substantial discount from the price at which you purchased them.

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

Because we are prohibited from operating hotel properties pursuant to certain tax laws relating to our qualification as a REIT, the entities through which we own the hotel properties will lease the hotel properties to one or more TRSs. We expect all or substantially all of these subsidiaries will enter into property management agreements with one or more affiliated property management companies. These affiliated property management companies may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, and TPG’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates and/or designees of TPG. We refer to TPG and such other affiliates and/or designees collectively as our property manager. If we acquire a hotel property where we cannot use our property manager to manage the property, we may use a third-party property management company. Generally, however, we expect a substantial portion, if not all, of our hotel properties to be managed by our property manager.

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

In addition, our investors do not have an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by affiliates of PHA or members of PHAs investment committee or sponsored by Procaccianti Companies or its affiliates. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated.

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

The Company has paid all quarterly distributions up to and including December 31, 2025. The Company’s board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

For the year ended December 31, 2025, we paid aggregate K share distributions of $3,789,759, including $2,968,279 of distributions paid in cash and 85,039 shares of our common stock issued pursuant to our DRIP for $821,480. For the year ended December 31, 2025, we had net income of $1,537,203, we had funds from operations (“FFO”) of $5,014,790 and net cash provided by operations of $6,110,733. For the year ended December 31, 2025, we funded $3,789,759, or 100%, of total K share distributions paid, including shares issued pursuant to our DRIP, from gross cash flow from operations at our hotel properties. On July 31, 2025, the Company paid $2,388,072 of accrued distributions to A Share stockholders partially sourced from proceeds from the refinancing of the Hilton Garden Inn Providence. Since inception, of the $25,023,315 in total distributions paid through December 31, 2025, including shares issued pursuant to our DRIP, we funded $22,953,880 or 91.7% from cash flow from operations, $94,194 or 0.4% from notes payable, and $1,975,241 or 7.9% from refinancings. For information on how we calculate FFO, a non-GAAP financial measure, and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions from the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders’ interest in us if we sell shares of our common stock to third party investors. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.

A concentration of our investments in the hospitality sector or a particular state or region may leave our profitability vulnerable to a downturn or slowdown in the sector or state or region.

Our investments are concentrated in the hospitality sector. As a result, we are subject to risks inherent in investments in a single type of property. For example, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the hospitality sector, including as a result of, among other factors, a pandemic or inflation, could be more pronounced than if we had more fully diversified our investments. We could be subject to increased exposure from economic and other competitive factors due to a concentration of 40% of assets held within Traverse City, Michigan. To the extent general economic conditions worsen in one or more of these markets, or if any of these areas experience a natural disaster, the value of our portfolio and our market rental rates could be adversely affected. As a result, our results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our stockholders, and our ability to satisfy our debt obligations could be materially adversely affected.

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

Economic events may have an adverse effect on our investments and may cause our stockholders to request that we repurchase their shares, which may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), stock market volatility (including volatility as a result of geopolitical events, tariffs and trade conflicts, and military conflicts, such as the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tensions in the Middle East), trade barriers, availability of credit, national and international circumstances and inflation could have an adverse effect on our business resulting in reduced demand for business and leisure travel related to a slowdown in the general economy and cause our stockholders to seek repurchase of their shares pursuant to our share repurchase program at a time when such events are adversely affecting the performance of our assets.

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

Unpredictable or unstable market conditions may make it more difficult to exit and realize value from the Company’s investments. It is important to understand that the Company can incur material losses even if it reacts quickly to difficult market conditions and there can be no assurance that the Company will not suffer material adverse effects from broad and rapid changes in market conditions.

PHA can resign on 60 days’ notice from its role as advisor, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations and cash flows.

PHA has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If PHA resigns, we may not be able to find a new advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our management activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by PHA and its affiliates. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

For more information regarding cybersecurity risk and our management of it, see Part I, Item 1C of this Annual Report on Form 10-K.

We may face challenges managing rapidly advancing artificial intelligence in our business which could adversely affect our competitive position.

The development and evolution of artificial intelligence is occurring at a rapid pace. Artificial intelligence may present an opportunity to create meaningful efficiencies and improve our business performance, but it could present similar opportunities for our competitors, and the use of artificial intelligence by us or our hotel managers, franchisors or vendors may pose new and more severe cybersecurity challenges. The use of artificial intelligence by hotel guests may change the way they find and purchase lodging or other hotel services. If we or our hotel managers, franchisors or vendors are unable to apply artificial intelligence to our business successfully or our competitors gain competitive advantages over us through their application of artificial intelligence, our financial condition, results of operations and our ability to make distributions to our stockholders may be adversely affected.

We face risks associated with natural disasters and the direct and indirect physical effects of climate change, which may include more frequent and more severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotel properties, operations, cash flows and financing options.

We are subject to the risks associated with the direct and indirect physical effects of climate change, which can include more frequent and more severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm frequency and intensity causing damage to our hotels. As a result, we could become subject to significant losses and repair costs that may not be fully covered by insurance. Climate change also may affect our business by increasing the cost of (or even making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to mitigate, repair and protect our hotels against such risks. A tightening of credit markets for, or a reduction in the availability of capital to, borrowers whose assets are in areas that are particularly adversely affected by the effects of climate change may reduce our ability to obtain financing on favorable terms, or at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions and/or significantly higher interest rates, which could have a material adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

We are subject to operational risks associated with complying with increased environmental-related regulations, aligning with investor requirements concerning environmental issues and meeting shifting consumer preferences with regard to the environment. In an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications, which may require additional capital investments or increased operating costs. Climate change may also affect our business by causing a shift in consumer preferences for sustainable travel. Our hotels may be subject to additional costs to manage consumer expectations for sustainable buildings and hotel operations.

There can be no assurance that climate change will not have a material adverse effect on our hotels, operating results or cash flows.

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

Our board of directors adopted a long-term incentive plan, pursuant to which we will be authorized to grant restricted stock, stock options, restricted or deferred stock units, performance awards or other stock-based awards to directors, employees and consultants selected by our board of directors for participation in the plan. We currently intend to continue to issue awards of restricted K Shares to our independent directors under our long-term incentive plan annually upon their re-election to the board of directors. Our executive officers, as key personnel of PHA, also may be entitled to receive awards in the future under our long-term incentive plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of capital stock purchased in our offering.

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

Our board of directors has adopted a share repurchase program available to holders of our K Shares, K-I Shares and K-T Shares, but there are significant conditions and limitations that limit stockholders’ ability to have their K Shares, K-I Shares or K-T Shares repurchased under the program. Repurchases of our K Shares, K-I Shares and K-T Shares, when requested, are at our sole discretion and generally will be made quarterly. A holder of K Shares, K-I Shares or K-T Shares, as applicable, must have beneficially held its shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the K Shares, K-I Shares or K-T Shares, as applicable, are being repurchased in connection with a stockholder’s death, qualifying disability or other exigent circumstance as determined by our board of directors in its sole discretion. The per share repurchase price will depend on the length of time the requesting stockholder has held such shares.

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

Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector and the turbulence in the stock markets related to pandemics, tariffs and other trade policies, inflation, higher interest rates or global or national events that are beyond our control (such as the continuing war in Ukraine, the recent operations by the United States in Venezuela, the war in Iran and the broader conflict and escalating tensions in the Middle East), could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase program.

Since January 2022, we have routinely received share repurchase requests that exceeded our DRIP funding limitation, and we may in the future continue to receive share repurchase requests in excess of the limitations under our share repurchase program. Most of our assets will consist of properties that cannot be readily liquidated without affecting our ability to realize full value upon their disposition. Therefore, we may not have sufficient liquid resources to satisfy all repurchase requests. The share repurchase program will terminate immediately if our K Shares, K-I Shares, K-T Shares or any successor securities are listed on any national securities exchange. In addition, our board of directors may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice. Further, our board of directors reserves the right, in its sole discretion, to reject any requests for repurchases. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell valuable assets to satisfy repurchase requests, our ability to achieve our investment objectives could be materially adversely affected.

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

The ongoing need for capital expenditures at our hotel properties may adversely affect our business, financial condition and results of operations and limit our ability to make distributions to our stockholders.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We expect to pay such quarterly distributions within 45 days of the end of each calendar quarter. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or any increases in cash distributions. During 2020 and the first two quarters of 2021, we did not make distributions within 45 days of quarter-end due to the impact of the COVID-19 pandemic. All accrued K Share distributions have since been paid, and we are current on all K Share distributions as of December 31, 2025.

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

We do not intend to register as an investment company under the 1940 Act. As of December 31, 2025, we had controlling interests in five hotel properties, and investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.

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

Our officers and directors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by PHA or its affiliates. Similarly, PHA, property manager, or their affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our officers have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by PHA and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with PHA. PHA will seek to allocate investment opportunities among eligible accounts in a manner that is consistent with its allocation policy. However, despite the right of first offer we have, in the event PHA’s allocation policy does not require a definitive allocation of an opportunity among eligible accounts, we can offer no assurance that such opportunities to us in the most favorable manner.

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

We have entered into a joint venture and may enter into additional joint ventures with our Sponsor or with other programs sponsored by affiliates of PHA for the acquisition of hotel properties. Our Sponsor or PHA may face a conflict in structuring the terms of the relationship between our interests and the interests of the co-venturer. Since our Sponsor and PHA will control both the co-venturer and, to a large extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. This may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to such joint venture that exceed the percentage of our investment in the joint venture.

General Risks Related to Investments in Real Estate

Economic, market and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

●	changes in general or local economic conditions;
●	changes in the supply of or demand for similar or competing properties in an area;
●	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;
●	changes in tax, real estate, environmental and zoning laws;
●	periods of high interest rates, inflation and tight money supply; and
●	civil unrest, acts of God, including earthquakes, wildfires, tornadoes, hurricanes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism.

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

We have entered into a joint venture and may enter into additional joint ventures to acquire or improve properties with some of the proceeds of our offering. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example, the following risks:

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

In addition, our hotel properties (and the hotel properties underlying any real estate-related investments we acquire) will be subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

●	competition from other hotel properties in the relevant markets;
●	over-building of hotel properties in markets in which our hotels are located, which results in increased supply and adversely affects occupancy and revenues at our hotel properties;
●	requirements of periodic capital investment to repair and upgrade hotels;
●	increases in operating costs due to inflation and other factors, including wages and benefits, and increased energy costs that may not be offset by increased room rates;
●	change in interest rates and the availability, cost and terms of financing;
●	increases in assessed property taxes from changes in valuation or real estate tax rates;
●	increases in the cost of property insurance;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance;
●	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;
●	oil prices and travel costs;
●	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;
●	war, political conditions or uncertainty, terrorist activities or threats, mass casualty events, protests and heightened travel security measures instituted in response to these events;
●	unforeseen events beyond our control, such as travel related health concerns which could reduce travel, including pandemics such as COVID-19, and epidemics such as H1N1 influenza (swine flu), avian bird flu, SARS, zika virus, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions, and unusual weather patterns, including natural disasters such as hurricanes, tsunamis, earthquakes, tornados, floods, wildfires, oil spills and nuclear incidents;
●	adverse effects of international, national, regional and local economic and market conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
●	delayed delivery or any material reduction or prolonged interruption of public utilities and services, including water and electric power;

●	decreased corporate or government travel-related budgets and spending and cancellations and/or government shutdowns or closures, deferrals or renegotiations of group business due to adverse changes in general economic conditions and/or changes in laws and regulations;
●	decreased demand for business-related travel due to innovations in business-related technology, such as for virtual meetings and/or conferences, ongoing corporate travel restrictions, and/or a permanent shift to work-from-home or flex arrangements;
●	increasing awareness around sustainability, the impact of air travel on climate change and the impact of over-tourism;
●	low consumer confidence, high levels of unemployment or depressed real estate prices;
●	the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;
●	adverse effects of a downturn in the hotel or tourism industries; and
●	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.

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

Due to its close link with the performance of the general economy, and, specifically, growth in U.S. gross domestic product (“GDP”), the hotel industry is highly cyclical in nature. Demand for products and services provided by the hotel industry generally trails improvement in economic conditions. The lodging industry has historically exhibited a strong correlation to U.S. gross domestic product. Worsening of the U.S. or global economy would likely have an adverse impact on the occupancy, ADR and RevPar of our hotels, and would therefore adversely impact our results of operations and financial condition.

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

Terrorist attacks have adversely affected the U.S. travel market and hospitality industries since 2001, often disproportionately to the effect on the overall economy. The extent of the impact that actual or threatened terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined, but any such attacks, rumors or the threat of such attacks could have a material adverse effect on travel and hotel demand, our ability to finance our business and our ability to insure our hotel properties. Any of these events could materially and adversely affect our business, our operating results and our prospects.

We will face competition that could limit our ability to acquire additional investments or dispose of properties, which could adversely affect our profitability and impede our growth.

We will compete with numerous real estate companies and other owners of real estate in seeking hotel properties for opportunistic acquisitions and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties, and many of these investors will have greater sources of capital to acquire properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability and impede our growth. Competition when multiple hospitality investors are seeking to dispose of properties can conversely decrease prices for properties, which, if we are trying to dispose of properties, could adversely affect our profitability and our ability to make distributions to our stockholders.

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

We will be subject to interest rate risk with respect to any investments in fixed income securities, such as preferred equity and debt securities. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline, and vice versa.

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

As of December 31, 2025, our outstanding indebtedness consists of approximately $67,314,649 in property level debt, including approximately $23,670,000 of variable interest rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under the risk factor entitled “We have, and may in the future, incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of our stockholders’ investments.”

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

Although we do not intend to request a ruling from the IRS, as to our REIT status, we have received the opinion of prior counsel, Taft (formerly Morris, Manning & Martin, LLP) with respect to our qualification as a REIT. This opinion was issued in connection with the Private Offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Taft (formerly Morris, Manning & Martin, LLP) represents only its view based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Taft (formerly Morris, Manning & Martin, LLP) has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. No opinion of any other law firm as to our REIT status has been sought. Furthermore, both the validity of the opinion of Taft (formerly Morris, Manning & Martin, LLP) and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

We or our third-party manager currently maintain cybersecurity insurance policies that provide coverage for security incidents. Although the risks we face from cybersecurity threats are many and change daily, in the last three fiscal years, we have not experienced any cybersecurity incidents that have materially affected our operations, strategy, financial positions or operations. In addition, as of the date of this Annual Report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations and financial condition. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors — Risks Relating to Our Business — We are increasingly dependent on information technology, and potential cyber-attacks, security problems or other disruption and expanding social media vehicles present new risks.”

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

Governance

Our board of directors is responsible for overseeing our policies and practices related to corporate governance including cybersecurity risks as well as challenges to our business from evolving technology systems, such as generative artificial intelligence and machine learning. On a quarterly basis, our board of directors and audit committee receive a report from management on our cybersecurity threat risk management processes and strategies. Outside of quarterly meetings, our board of directors and audit committee are notified following any cybersecurity incident and meet to address and identify the cybersecurity threat’s severity levels. Our board of directors and audit committee also review management’s materiality assessment regarding any cybersecurity incident requiring disclosure to the SEC.

Item 2.Properties

Our principal executive offices are located at 1140 Reservoir Avenue, Cranston, Rhode Island 02920. We do not have an address separate from our Sponsor and PHA.

As of December 31, 2025, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. For more information on our hotel properties, see Item 1, “Business — Real Estate Portfolio” of this Annual Report.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 23, 2026, we had approximately 5,995,631 shares of common stock outstanding held by a total of approximately 1,135 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

To assist FINRA members and their associated persons that participated in our Public Offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, PHA will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an Estimated Per Share NAV of all classes of the Company’s capital stock, each calculated as of March 31, 2025 (the “NAV Pricing Date”), as follows: (i) $10.17 per K-Share; (ii) $10.17 per K-I Share; (iii) $7.14 per A Share; and (iv) $0.00 per B Share. No K-T Shares were outstanding as of March 31, 2025.

The Estimated Per Share NAV of each of our K Shares, K-I Shares, A Shares and B Shares is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of the NAV Pricing Date.

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

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV of each of our share classes, see our Current Report on Form 8-K filed with the SEC on June 27, 2025.

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

For information on distributions paid during the year ended December 31, 2025, refer to Note 8 – “Stockholders’ Equity” to our consolidated financial statements included in this Annual Report.

			Distribution Paid	Total Amount of
Quarter Ended	Date Paid	Cash Distribution	Pursuant to DRIP	Distribution

December 31, 2024	January 17, 2025	$747,769	$204,840	$952,609
March 31, 2025	May 1, 2025	732,907	202,330	935,237
June 30, 2025	August 5, 2025	737,012	208,490	945,502
September 30, 2025	November 6, 2025	750,591	205,820	956,411
Total		$2,968,279	$821,480	$3,789,759

December 31, 2023	February 8, 2024	$751,985	$202,822	$954,807
March 31, 2024	May 3, 2024	742,490	199,490	941,980
June 30, 2024	August 7, 2024	743,210	198,191	941,401
September 30, 2024	November 5, 2024	747,423	204,863	952,286
Total		$2,985,108	$805,366	$3,790,474

For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”

We paid K Share, K-I Share and K-T Share distributions with respect to the quarters ended December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025 with operating cash flows from our hotel properties, consistent with prior distributions. We partially funded A Share distributions accrued from September 29, 2016 through June 30, 2024 with proceeds from the refinancing of the Hilton Garden Inn Providence. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

Use of Proceeds

From the commencement of the Public Offering through its termination, we sold 2,787,944 K Shares at a weighted average price of $9.66 per share for gross proceeds of $26,939,836, 1,287,644 K-I Shares at a weighted average price of $8.76 per share for gross proceeds of $11,274,927, 60,008 K-T Shares at a weighted average price of $9.76 per share for gross proceeds of $585,400, for total gross proceeds of $38,800,163 in the Public Offering. From the commencement of the Public Offering through December 31, 2025, pursuant to the DRIP Offering, we issued 241,325 K Shares to investors at a weighted average price of $9.76 per K Share for aggregate proceeds of $2,354,795, 170,953 K-I Shares at a weighted average price of $9.79 per K-I Share for aggregate proceeds of $1,674,082 and 7,676 K-T Shares at a weighted average price of $9.45 per K-T Share for aggregate proceeds of $72,561.

From commencement of the Public Offering through December 31, 2025, we had incurred $3,004,097 of selling commissions, dealer manager fees and stockholder servicing fees in connection with the Public Offering, which were paid for with proceeds from the issuance of A Shares to THR.

From inception through December 31, 2025, we recognized selling commissions, dealer manager fees, and organization and other offering costs in the Private Offering as follows:

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

From inception through December 31, 2025, we recognized selling commissions, dealer manager fees, stockholder servicing fees, and organization and other offering costs in the Public Offering as follows:

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

As of December 31, 2025, the net offering proceeds to us from our Offerings, after deducting the total expenses incurred as described above, were approximately $52,720,883.

Subsequent to December 31, 2025 and through March 23, 2026, pursuant to the DRIP Offering, we issued approximately 11,984 K Shares at a weighted average price of $9.66 per share for gross proceeds of $115,761, and approximately 8,805 K-I Shares at a weighted average price of $9.66 per share for gross proceeds of $85,052, for total gross proceeds of $200,813 in the DRIP Offering.

We have used the net proceeds from our Offerings to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States. As of December 31, 2025, we had an ownership interest in five hotel properties with an aggregate initial purchase price of $78,403,938, inclusive of acquisition and closing costs. These hotel property acquisitions were funded from net proceeds from our Offerings and borrowings. A portion of the net proceeds from our Offerings was also used to fund capital expenditures at the hotel properties and operating expenses.

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

During the three months ended December 31, 2025, we fulfilled repurchase requests and repurchased K Shares and K-I shares pursuant to our share repurchase program as follows:

			Total Numbers of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	Available that may yet
	Shares Requested to	Average Price	Average Price	be Repurchased under
Period	be Repurchased	Paid per Share	Paid per Share	the Program
October 2025	32,348	$—	—	(1)
November 2025	16,000	$10.17	20,499	(1)
December 2025	30,248	$—	—	(1)
	78,596		20,499

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

During the year ended December 31, 2025, we repurchased approximately $791,779 of K Shares and $28,745 of K-I Shares. As of December 31, 2025, there were 97 outstanding and unfulfilled repurchase requests for 365,274 K Shares and 32,295 K-I Shares.

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of December 31, 2025, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2018. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year in which qualification is lost, unless the IRS grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. We are externally managed by PHA pursuant to the Advisory Agreement. PHA is an affiliate of our sponsor.

To maintain our qualification as a REIT, the Company cannot operate its hotels. Therefore, the Operating Partnership and its subsidiaries lease our wholly owned hotels to taxable REIT subsidiary lessees TRS Lessees, which are wholly owned by the Company’s TRS holding company. Each hotel is leased to a TRS Lessee under a percentage lease that provides for rental payments equal to the greater of (i) a fixed base rent amount or (ii) a percentage rent based on hotel room revenue. Lease revenue from each TRS Lessee is eliminated in consolidation for financial statement purposes. The TRS Lessees have entered into management agreements with third-party management companies that provide day-to-day management for the hotels. These may include TPG Hotels & Resorts, Inc., an affiliate of our Sponsor and PHA, or TPG Hotels &

Resorts, Inc.’s wholly owned subsidiaries, which we collectively refer to as TPG, or other affiliates or designees of TPG. Our property manager operates and manages all or substantially all of our hotel properties.

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

We raised the equity capital for our real estate investments through the Private Offering and the Public Offering, together with the Private Offering, the Offerings from September 2016 through August 2021, and we have offered shares through our DRIP pursuant to a the DRIP Offering since August 2021.

We terminated our Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of shares of K Shares and A Shares, including the Units in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to THR, an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units.

Since the commencement of the Public Offering and through December 31, 2025, we received approximately $42,901,601 in gross proceeds from the sale of K Shares, K-I Shares and shares of K-T Shares in the Public Offering, inclusive of proceeds from the sale of $2,354,795 of K Shares, $1,674,082 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, we received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, we allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the NAV per K-I Share and the applicable offering price of K-I Shares sold in the Public Offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

2025 Highlights

As of December 31, 2025:

●	we continued offering shares pursuant to the DRIP Offering following the termination of the Public Offering, raising $821,480 in DRIP proceeds during 2025;
●	our board of directors determined an Estimated Per Share NAV of $10.17 for each of our K Shares and K-I Shares, $7.14 per A Share and $0.00 per B Share, as of March 31, 2025;

●	the mortgage note for the Hilton Garden Inn Providence was refinanced as of July 10, 2025; and
●	on July 25, 2025, the Company’s board of directors authorized the payment of A Share distributions accrued through June 30, 2024. On July 31, 2025, the Company paid $2,388,072 of accrued distributions to A Share stockholders.

Investment Objectives

We invest in commercial real estate properties with an intended focus on the hotel sector. Our primary investment objectives are:

●	to provide stable income for stockholders through the payment of cash distributions;
●	to preserve and return stockholders’ capital contributions; and
●	to maximize risk-adjusted returns on stockholders’ investment.

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

Real Estate Portfolio

As of December 31, 2025, we owned interests in five select-service hotel properties located in four states with a total of 559 rooms. Our properties were financed with a combination of debt and offering proceeds from both our Private Offering and our Public Offering.

The following table summarizes our five select-service hotel properties as of December 31, 2025:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$19,200,000
Cherry Tree Inn & Suites	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,844,649

*	We believe each property is suitable for its present and intended purposes and adequately covered by insurance.
(1)

Represents the date and contract purchase price of Procaccianti Convertible Fund, LLC’s (“PCF”) acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. We exercised our option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.

(2)	Contract purchase price excludes acquisition fees and costs.

Property investments in upgrades and improvements that are normal in the course of our business during the year ended December 31, 2025 were funded by refinancings and with cash on hand in our furniture and fixtures and equipment reserves accounts.

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

As of December 31, 2025, our total outstanding indebtedness totaled $67,408,843, including mortgage notes and loans from affiliates. This amount did not exceed 300% of the value of our net assets.

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

If we do not begin the process of achieving a liquidity event by the seventh anniversary of the termination of our Public Offering, our charter requires a majority of our board of directors, including a majority of our independent directors, to adopt a resolution declaring that a plan of liquidation of our Company is advisable and directing that the plan of liquidation be submitted for consideration at either an annual or special meeting of stockholders, unless the adoption of a plan of liquidation by our board of directors and submission of such plan to stockholders is postponed by a vote of a majority of our board of directors and a majority of the independent directors. If we submit a plan of liquidation to our stockholders, holders of A Shares, K-I Shares, and K Shares, voting together as a single class, will each be entitled to one vote for each such share held as of the record data established by our board of such vote. If we have sought and failed to receive approval of such stockholders of a plan of liquidation, we will continue operating and, upon the written request of the holders of A Shares, K-I Shares, and K Shares owning in the aggregate not less than 10% of the then outstanding A Shares, K-I Shares, and K Shares, the plan of liquidation will be submitted for consideration by proxy statement to such stockholders up to once every two years.

S2K Financial LLC was the dealer manager for our offering and was responsible for the distribution of our common stock in our offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. As of December 31, 2020, PHA had forfeited its right to collect reimbursement for providing these administrative services provided through such date. In the year ended December 31, 2025, our Sponsor requested reimbursement for $185,318 of such administrative services provided through such date.

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

Our total operating expenses were less than 2% of our average invested assets and 25% of our net income for the twelve months ended March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025.

Market Outlook

While destination and leisure travel have rebounded and remain strong, business travel continues to lag although showing signs of potential improvement. Ongoing headwinds include challenging interest rates, inflation, supply chain issues, insurance premiums, political discord and conflicts in the Middle East and its impacts on oil prices, and increased labor costs present additional challenges which we believe may continue to stifle recovery of business travel throughout 2026.

The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP. CBRE (U.S. Hotels State of the Union Midyear Review) states that erratic U.S. trade policy, geopolitical uncertainty and risks associated with large, ongoing deficit spending have tempered business and consumer confidence. According to CBRE, concerns about the economic impact of tariffs have subsided. However, new concerns about overinvestment in artificial intelligence (AI), government debt levels and a softening labor market are building. GDP growth is expected to slow to 2.0% in 2026 from 2.3% in 2025 due to less business investment and consumer spending.

The hospitality sector entered 2026 on comparably stronger footing, however the horizon is not free of challenges. Travel costs have been on the rise, led by generally higher airfares, fuel costs and hotel rates. While pent-up demand had somewhat compensated for high inflation, the potential for a recession-driven pullback in consumer spending remains a credible risk to industry momentum. Scenic destinations that have outperformed in recent years may begin to revert to traditional demand levels. Businesses have suggested they may boost business travel this year, which, combined with additional international visitation and a larger convention slate, is poised to drive recovery in many of the nation’s larger hospitality markets.

TSA throughput in early 2026 is reaching record levels, with 44.3 million travelers during the end-of-year holiday season (December 19, 2025–January 4, 2026), peaking at ~2.86 million on December 28, 2025. We expect high volumes driven by major events, with 2.8% annual growth. The government shutdowns may have ripple effects throughout the broader economy and the potential impact on travel should be noted. TSA agents and air traffic controllers are considered ‘essential workers’ therefore are required to report to work despite the shutdowns. However, according to the US Travel Association, there have been noticeable delays at some of the country’s major airports while smaller airports have fared better with security checkpoint delays and flight cancellations/delays remaining near normal during the government shutdown.

Near Term Challenge: The 2026 war in Iran has severely disrupted global travel, grounding more than 19,000 flights on its most chaotic days and leaving over one million passengers stranded across the Middle East. Major global hubs in Dubai, Doha, and Abu Dhabi have faced closures or significant restrictions due to direct strikes and widespread airspace shutdowns, upending a central link for travel between Europe, Asia, and North America. Many governments, including the U.S., UK, Canada, and Australia, have issued their highest-level "Do Not Travel" advisories for much of the region. As the war endures, we anticipate reduced international travel to the U.S., which could impact our revenues.

Review of our Investment Policies

Our board of directors, including our independent directors, has reviewed our investment policies described in this Annual Report and determined that they are in the best interests of our stockholders.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at December 31, 2025.

The preparation of our various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which our estimates may change is not expected to be material. We will account for interest and penalties relating to uncertain tax provisions in the current period’s results of operations, if necessary. We have not been assessed interest or penalties by any major tax jurisdictions. We have tax years 2022 through 2025 remaining subject to examination by various federal and state tax jurisdictions.

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

Distributions

Our board of directors may authorize payment of distributions in excess of those required for us to maintain REIT status as it deems appropriate. Our board of directors may reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing the payment of distributions in the future. The timing and amount of distributions will be determined by our board of directors, in its sole discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our K Shares and K-I Shares. However, distributions will continue to accumulate pursuant to our charter.

Our board of directors has adopted a policy to refrain from funding distributions with offering proceeds; instead, we plan to fund distributions from cash flows from operations and capital transactions (other than the Public Offering or other securities offerings but which may include the sale of one or more assets). However, our charter does not restrict us from paying distributions from any particular source, including proceeds from securities offerings, and our board of directors has the ability to change our policy regarding the source of distributions. However, in accordance with Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences. Our charter currently provides that amounts that would be needed, if we were to dissolve at the time of such distributions, to satisfy the preferential rights upon dissolution of holders of K Shares and K-I Shares shall not be added to our total liabilities for these purposes. Subject to the preceding, our board of directors will determine the amounts of distributions we will pay to our stockholders. We have not established a minimum distribution level.

We have funded K Share distributions with operating cash flows from our hotel properties and with proceeds from loans from affiliates and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders. For information on the distributions paid during the years ended December 31, 2025 and 2024, refer to Note 8 – “Stockholders’ Equity” to our consolidated financial statements included herein.

In the years ended December 31, 2025 and 2024, we paid the following K Share, K-I Share, and OP unit distributions, including those paid pursuant to the DRIP:

	Year Ended December 31,
	2025		2024
Distributions paid in cash	$2,968,279		$2,985,108
Distributions reinvested	821,480		805,366
Total distributions	$3,789,759		$3,790,474
Source of distributions:
Cash flows provided by operations	$2,968,279	78%	$2,985,108	79%
Offering proceeds from issuance of common stock pursuant to the DRIP	821,480	22%	805,366	21%
Total sources	$3,789,759	100%	$3,790,474	100%

The tax composition of our K Share, K-I Share, and OP unit distributions declared for the years ended December 31, 2025 and 2024, was as follows:

	Year Ended December 31,
	2025	2024
Ordinary Income	100%	81%
Return of Capital	—%	19%
Total	100%	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the years ended December 31, 2025 and 2024 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

On July 25, 2025, the Company’s board of directors authorized the payment of A Share distributions accrued through June 30, 2024. The cumulative amount of distributions that had accrued on a daily basis with respect to each such A Share for the period from (i) September 29, 2016 through March 30, 2020 was $683,680, which reflects an accrual rate of six percent per annum of the “A Share Distribution Base” under the Company’s charter, and (ii) April 1, 2020 through June 30, 2024 was $1,704,392, which reflects an accrual rate of seven percent per annum of the “A Share Distribution Base” under the Company’s charter. On July 31, 2025, the Company paid $2,388,072 of accrued distributions to A Share stockholders.

We paid quarterly K Share distributions with respect to all four quarters of 2024 and 2025, sourced from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. We paid accrued A Share distributions from inception through June 30, 2024,partially sourced from proceeds from the refinancing of the Hilton Garden Inn Providence Note. Unpaid distributions will continue to accumulate pursuant to our charter.

Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2025 and 2024.

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national and global economic conditions affecting real estate generally and those risks listed in Part I Item 1A “Risk Factors” herein that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $28,552,605 for the year ended December 31, 2025 from $28,130,637 for the year ended December 31, 2024. The $421,968 net increase was principally due to increases in ADR.

The following presents the hotel operating results for the years ended December 31, 2025 and 2024 for the entire portfolio:

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2025	2025	2025	2025	December 31, 2025
Number of hotels	5	5	5	5	5
Number of rooms	559	559	559	559	559
Average Occupancy Percentage	64.04%	78.92%	81.60%	58.57%	70.80%
ADR	$161.85	$201.48	$241.54	169.73	$197.66
RevPar	$103.64	$159.02	$197.10	99.41	$139.94

	First	Second	Third	Fourth	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	2024	2024	2024	2024	December 31, 2024
Number of hotels	5	5	5	5	5
Number of rooms	559	559	559	559	559
Average Occupancy Percentage	61.56%	77.25%	78.62%	68.59%	71.52%
ADR	$150.60	$191.46	$241.37	169.82	$192.25
RevPar	$95.11	$148.27	$189.77	116.49	$137.50

A comparison of hotel rooms revenues for the twelve months ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Springhill Suites Wilmington	$4,493,529	$4,699,101	$(205,572)	(4.37)%
Staybridge Suites St. Petersburg	5,526,405	5,967,476	(441,071)	(7.39)%
Hotel Indigo Traverse City	7,275,250	6,979,996	295,254	4.23%
Hilton Garden Inn Providence	7,252,429	6,468,383	784,046	12.12%
Cherry Tree Inn	4,004,992	4,015,681	(10,689)	(0.27)%
	$28,552,605	$28,130,637	$421,968	1.50%

The decrease in rooms revenues of $205,572, or 4.37%, at the Springhill Suites Wilmington is primarily driven by a decrease in occupancy compared to the prior year. Occupancy at the Springhill Suites Wilmington decreased from 76.12% for the year ended December 31, 2024 to 72.07% for the year ended December 31,

2025. The ADR at the Springhill Suites Wilmington increased from $140.56 for the year ended December 31, 2024 to $142.36 for the year ended December 31, 2025, an increase of 1.28%.

The decrease in rooms revenues of $441,071, or 7.39%, at the Staybridge Suites St. Petersburg is primarily driven by decreases in both occupancy and ADR compared to the prior year. Occupancy at the Staybridge Suites St. Petersburg decreased from 78.98% for the year ended December 31, 2024 to 77.40% for the year ended December 31, 2025. The ADR at the Staybridge Suites St. Petersburg decreased from $173.48 for the year ended December 31, 2024 to $164.38 for the year ended December 31, 2025, a decrease of 5.25%.

The increase in rooms revenues of $295,254 or 4.23%, at the Hotel Indigo Traverse City is primarily driven by an increase in ADR compared to the prior year. Occupancy at the Hotel Indigo Traverse City decreased from 73.58% for the year ended December 31, 2024 to 71.65% for the year ended December 31, 2025. The ADR at the Hotel Indigo Traverse City increased from $242.23 for the year ended December 31, 2024 to $260.01 for the year ended December 31, 2025, an increase of 7.34%.

The increase in rooms revenues of $784,046, or 12.12%, at the Hilton Garden Inn Providence is primarily driven by increases in both occupancy and ADR compared to the prior year. Occupancy at the Hilton Garden Inn Providence increased from 64.09% for the year ended December 31, 2024 to 69.46% for the year ended December 31, 2025. The occupancy increase is attributed to a strike formed by unionized hospital employees within close proximity to the Hilton Garden Inn Providence. The ADR at the Hilton Garden Inn Providence increased from $201.28 for the year ended December 31, 2024 to $208.80 for the year ended December 31, 2025, an increase of 3.74%.

The decrease in rooms revenues of $10,689, or 0.27%, at the Cherry Tree Inn is primarily driven by a decrease in occupancy compared to the prior year. Occupancy at the Cherry Tree Inn decreased from 63.06% for the year ended December 31, 2024, to 59.68% for the year ended December 31, 2025. The ADR at the Cherry Tree Inn increased from $228.94 for the year ended December 31, 2024 to $241.94 for the year ended December 31, 2025, an increase of 5.68%.

Food and beverage revenues

Food and beverage revenues increased to $2,792,525 for the year ended December 31, 2025 from $2,359,189 for the year ended December 31, 2024. The increase of $433,336 is primarily due to an increase in banquets and functions at the Hotel Indigo Traverse City and Hilton Garden Inn Providence. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events.

Other operating revenues

Other operating revenues increased to $1,497,334 for the year ended December 31, 2025 from $1,394,051 for the year ended December 31, 2024. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, resort fees and other guest services. The $103,283 increase from the prior year period is primarily due to increases in parking revenues for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Rooms expenses

Rooms expenses were $6,017,057 and $6,018,897 for the years ended December 31, 2025 and 2024, respectively. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $6,017,057 and $6,018,897 represent 21.07% and 21.40% of rooms revenues for the years ended December 31, 2025 and 2024, respectively.

Food and beverage expenses

Food and beverage expenses were $1,832,610 and $1,613,437 for the years ended December 31, 2025 and 2024, respectively. Food and beverage expenses are primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 65.63% and 68.39% of food and beverage revenues for the years ended December 31, 2025 and 2024, respectively.

Other property expenses

Other property expenses were $11,429,960 and $11,149,871 for the years ended December 31, 2025 and 2024, respectively. The $280,089 increase in other property expenses is primarily driven by the rise in franchise fees, utilities, and labor costs. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $985,488 and $956,558 for the years ended December 31, 2025 and 2024, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues, and we expect them to fluctuate accordingly.

Corporate, general and administrative expenses

Corporate, general and administrative expenses were $1,360,323 and $1,260,039 for the years ended December 31, 2025 and 2024, respectively. The $100,284 increase is primarily due to an increase in legal fees and outside services. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $924,067 and $908,599 for the years ended December 31, 2025 and 2024, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $738,748 for the year ended December 31, 2025 from $727,761 for the year ended December 31, 2024. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $185,318 and $180,839 for the years ended December 31, 2025 and 2024, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $4,009,986 and $4,289,600 for the years ended December 31, 2025 and 2024, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $4,124,807 and $3,733,207 for the years ended December 31, 2025 and 2024, respectively. Interest expense includes monthly payments on the outstanding mortgage notes payable balances, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes. For the year ended December 31, 2025, we recognized $256,639 of interest expense relating to the amortization of deferred financing costs, offset by $22,052 relating to the amortization of the fair value of debt premium. For the year ended December 31, 2024, we recognized $184,165 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $132,318 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $219,006 and $274,207 for years ended December 31, 2025 and 2024, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated income statement.

Gain on interest rate swap

Gain on our interest rate swap was $0 and $7,237 for the years ended December 31, 2025 and 2024, respectively. The interest rate swap was terminated in connection with the June 6, 2024 refinancing of the note secured by the Hotel Indigo Traverse City (the “TCI Note”).

Income tax benefit (expense)

We had income tax expense of $300,475 for the year ended December 31, 2025, and income tax benefit of $106,253 for the year ended December 31, 2024. Income taxes relate to taxable income at the TRSs.

Net income

For the year ended December 31, 2025, we had net income of $1,857,691 compared to net income of $2,067,159 for the year ended December 31, 2024. The decrease in net income of $209,468 over the comparable prior year period was the result of the changes in revenues and expenses discussed above.

Net income attributable to noncontrolling interest

Net income relating to noncontrolling interests was $320,488, for the year ended December 31, 2025 compared to net income relating to noncontrolling interests of $526,756 for the year ended December 31, 2024. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income at PCF. This amount also includes net income or losses attributable to the Class K units of limited partnership interests in the Operating Partnership (“Class K OP Units”) issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

We paid quarterly distributions with respect to the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

We believe that cash and restricted cash on hand, cash from operations, and borrowings from other sources, including advances from PHA and our Sponsor, if necessary, will be sufficient to fund our operating and administrative expenses and continuing debt service obligations over the next twelve months.

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

Cash Flows Provided by Operating Activities

During the years ended December 31, 2025 and 2024, we owned an interest in five hotel properties. During the years ended December 31, 2025 and 2024, net cash provided by operating activities was $6,110,733 and $6,662,923, respectively. Our operating cash flows during the year ended December 31, 2025 were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the year ended December 31, 2024 were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flow Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions or improvements of real estate and real-estate related investments. During the year ended December 31, 2025, net cash used in investing activities was $1,361,323, which represented capital improvements at our hotel properties. During the year ended December 31, 2024, net cash used in investing activities was $1,418,271 which represented capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the year ended December 31, 2025, net cash used in financing activities was $4,948,009. We refinanced the HGI note, paying the old note of $16,232,333, and borrowing $19,200,000. We made additional principal payments on the note secured by the Hilton Garden Inn Providence (the “HGI Note”) and the note secured by the Cherry Tree Inn (the “CTI Note”) totaling $427,390. We paid cash distributions of $5,356,351 to stockholders with proceeds from operations and the HGI refinancing. Cash flow from financing activities for the year ended December 31, 2025 also includes $1,112,300 of distributions to noncontrolling interests. Additionally, we repurchased $820,524 of outstanding shares of common stock and paid $199,111 in deferred financing costs.

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

Debt

We intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in property improvements. However, the percentage of debt financing we utilize at any given time will be dependent upon various factors to be considered in the sole discretion of our board of directors, including, but not limited to, our ability to pay distributions, the availability of properties meeting our investment criteria, the availability of debt financing, and changes in the cost of debt financing. To help finance our initial acquisitions, we may utilize short-term borrowings. However, after our initial property acquisitions, as a general principle, we anticipate that the term of any debt financing we utilize will correspond to the anticipated holding period for the respective property.

We may repay borrowings under any future credit facility or under any future long-term mortgage debt with proceeds from the sale of properties, operating cash flow, long-term mortgage debt, proceeds from the Public Offering, proceeds from any future offerings, or proceeds from any other future securities offerings.

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three-year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three-year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2027. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of December 31, 2025, we believe the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The HGI Note was refinanced as of July 10, 2025. The HGI note bears interest at a fixed rate of 6.10% through July 10, 2030. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027, will consist of principal and interest based on a 25-year amortization schedule. Out of the entire refinance amount of $19,200,000, $1,975,241 was allocated to fund a portion of the A Shares distribution, and $743,386 was allocated for renovation funding. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of December 31, 2025, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty) and cross-collateralized by the Wilmington Note. As of December 31, 2025, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of December 31, 2025, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. As of December 31, 2025, the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

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

Our contractual obligations as of December 31, 2025 are as follows:

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total
Outstanding debt obligations	$9,060,225	$1,605,621	$56,648,803	$—	$67,314,649
Interest payments on outstanding debt obligations	4,091,628	7,508,377	2,934,157	—	14,534,162
Total	$13,151,853	$9,113,998	$59,582,960	$—	$81,848,811

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

Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within seven years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and distribution policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2025 and 2024:

	For the Twelve Months Ended December 31,
	2025	2024
Reconciliation of Net income to MFFO:
Net income	$1,857,691	$2,067,159
Depreciation and amortization	4,009,986	4,289,600
FFO	5,867,677	6,356,759
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(320,488)	(526,756)
Depreciation and amortization attributable to noncontrolling interest	(532,399)	(610,390)
FFO attributable to common stockholders	5,014,790	5,219,613
Amortization of deferred financing costs and debt discounts and premiums as interest	234,587	51,847
Unrealized gain on interest rate swap	—	(7,237)
MFFO attributable to common stockholders	$5,249,377	$5,264,223

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

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2025.

Item 9A.Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2025 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective at a reasonable assurance level.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this annual report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on its assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three months ended December 31, 2025, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Offers and Corporate Governance

Directors

The following table sets forth, as of the date of this Annual Report, our directors, and their ages and positions and offices. Each of the terms of our directors listed below expire at the 2026 Annual Meeting of Stockholders.

Name	Age	Positions
James A. Procaccianti	67	President, Chief Executive Officer, & Chairman of the Board of Directors
Gregory Vickowski	64	Chief Financial Officer, Treasurer, Director
Lawrence Aubin	80	Independent Director
Thomas R. Engel	82	Independent Director
Ronald S. Ohsberg	61	Independent Director

James A. Procaccianti has served as our president, Chief Executive Officer and Chairman of the Board since August 2016, and is responsible for overall strategic planning, organizational development, new business development, investor relations, franchise relations, and acquisitions. Mr. Procaccianti has served as the President and Chief Executive Officer of Procaccianti Companies, Inc., our Sponsor, and its predecessors since February 1980. In addition, he has served as a manager of Procaccianti Hotel Advisors, LLC, our Advisor, since August 2016 and has served on our Advisor’s investment committee since August 2016.

For more than 30 years Mr. Procaccianti has been in the business of acquiring, renovating, and managing investment real estate. Mr. Procaccianti possesses the hands-on experience that can only come from having owned, managed, or developed over 20 million square feet of real estate — billions of dollars of commercial and residential properties.

Within the hospitality industry, Mr. Procaccianti has owned, operated, and managed more than 100 hotels. Mr. Procaccianti has developed franchise relationships with top hotel brand families, such as Hyatt, Marriott, Hilton, Starwood, and InterContinental Hotels Group, or IHG. Additionally, he has completed numerous complex acquisitions with national institutional real estate investors, such as GE Pension Trust, Starwood, FelCor Lodging, Lend Lease, Host Marriott/Marriott International, Bank of America, and CalPERS, the largest public employee pension fund in the United States.

Mr. Procaccianti is a highly active corporate citizen, serving on multiple executive boards, including the board of trustees for Rhode Island Hospital, the advisory committee for Hasbro Children’s Hospital, and the board of directors for Crossroads RI, Rhode Island’s largest homeless shelter. Additionally,

Mr. Procaccianti established the Procaccianti Family Foundation, which provides monetary and in-kind support for dozens of nonprofit organizations. Providence Business News recognized Mr. Procaccianti as one of the top 25 ‘Driving Forces’ for his contributions to the Rhode Island business community for his efforts and success over the past twenty-five years. Mr. Procaccianti attended Bryant University in Smithfield, Rhode Island.

Mr. Procaccianti was selected to serve as a director and chairman because of his extensive hotel, real estate and capital markets experience, in addition to his leadership role with our Sponsor, all of which are expected to bring valuable insight to the Board.

Gregory Vickowski has served as our Chief Financial Officer and Treasurer since August 2016. He also has served as Chief Financial Officer of our Sponsor, its subsidiaries, and predecessors and TPG Hotels & Resorts, Inc. since December 2005. In addition, Mr. Vickowski has served as a manager of our Advisor and on its investment committee since August 2016. Mr. Vickowski is responsible for raising and negotiating equity and debt financing, negotiation of purchase and sale agreements in support of asset acquisitions and dispositions, and participating in hotel management/franchise company selection, contract negotiation, and implementing our investment strategy and asset management for our investment portfolio while also overseeing all areas of accounting and management information systems. Mr. Vickowski also oversees the management of our Sponsor’s other investment funds, which have assets with a gross value of nearly $1 billion.

Mr. Vickowski joined the predecessor of our Sponsor as corporate controller in 1988 and has been instrumental in growing our Sponsor into a nationally recognized hospitality organization. Mr. Vickowski has more than 25 years of hospitality industry experience encompassing all aspects of hotel investment and ownership. Mr. Vickowski has sourced direct deals and developed creative partnerships/ownership structures, has been involved in the review of hundreds of real estate investment transactions, and has negotiated contracts with virtually every major hospitality brand. Mr. Vickowski has developed long- standing relationships with key industry brokers and leading lenders, has completed complex purchase transactions with Met Life, Starwood, Host Marriott, Lend Lease, IHG, Hyatt, Hilton, Lowe Enterprises, FelCor Lodging, and CalPERS, and has completed equity investments with Och-Ziff, CalPERS, Rockpoint, and others.

Prior to joining our Sponsor, Mr. Vickowski worked for a real estate development company where he was responsible for finance and information technology. He also served as a member of the management team at an international architectural firm in corporate finance. Mr. Vickowski earned a bachelor’s degree from the University of Massachusetts-Dartmouth in business administration, a master’s degree from the University of Rhode Island in Kingston, Rhode Island in Business with course concentrations in finance and MIS and a master’s degree in taxation from Bryant University in Smithfield, Rhode Island. Mr. Vickowski is a member of the Pension Real Estate Association and the Hotel Asset Management Association.

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

Since October 2014, Mr. Aubin has served as the chairman of Lifespan Corporation, a Rhode Island- based health network encompassing Rhode Island Hospital, Hasbro Children’s Hospital, The Miriam Hospital, Newport Hospital, and Bradley Hospital as well as Gateway Healthcare, the region’s largest behavioral health provider, Mr. Aubin previously served as Vice Chairman of the Lifespan Board of Director’s Co-chairman of the combined Board of Trustees of Rhode Island Hospital and The Miriam Hospital, and Chairman of the Board of Trustees of Rhode Island Hospital.

At the Board level, Mr. Aubin helped to lead strategic investments and realignments supporting new levels of innovation, effectiveness, and efficiency among Lifespan’s member organizations — including the blending of the unique strengths of two distinguished teaching hospitals, Rhode Island Hospital and The Miriam Hospital. Mr. Aubin has also chaired or served on the Lifespan Development Committee, Finance Committee, and Facilities Committee — helping to transform the Rhode Island Hospital campus through construction of the Bridge Building, the Emergency Department, the Comprehensive Cancer Center, new surgical suites, and a pediatric imaging center, and restoration of the historic Jane Brown Building to create state-of-the-art clinical space. Mr. Aubin is a member of the Commercial Banking Advisory Board of Citizens Bank and has contributed his expertise to the boards of several leading regional financial institutions — including Durfee-Attleboro Bank, South Shore Bank, and Bank of Boston — over the past four decades. Since 2009, Mr. Aubin has served as a member of the Providence College Business Advisory Council.

Mr. Aubin was selected to serve as a director because of his extensive leadership skills in running large institutional organizations, in addition to his leadership and experience in the real estate industry, all of which are expected to bring valuable insight to the Board.

Thomas R. Engel has served as an independent director since August 2016. Mr. Engel has served as the President of T.R. ENGEL Group, LLC, since May 1998, a Boston-based, entrepreneurial hotel advisory and asset management firm. Mr. Engel is actively engaged as a hotel advisor and asset manager across three continents, working on the toughest and most sophisticated of client lodging assignments. Prior to forming T.R. ENGEL Group, Mr. Engel spent eight years as Executive Vice President, Equitable Real Estate Investment Management Inc., (Equitable/AXA) where he founded, then managed its $1.8 billion global Lodging and Leisure Group. Earlier he created/co-founded three lodging brands — Embassy Suites, Crowne Plaza Hotels & Resorts and Hawthorn Suites by Wyndham hotels. Mr. Engel has also served as a director of Eagle Hospitality Properties Trust (Formerly NYSE: EHP).

Mr. Engel entered the lodging business following an earlier career in brand management at Unilever and Revlon, Inc., New York City. Mr. Engel graduated from the University of St. Thomas and Northwestern University. He is an adjunct professor, Chairman Emeritus, Advisory Board, Boston University’s School of Hospitality Administration, Member of American Hotel & Lodging Associations Investment and Management Committees, and a veteran of the United States Marine Corps Air Corps.

Mr. Engel was selected to serve as a director because of his extensive experience in the hospitality brands industry, prior board experience and leadership skills in the oversight of hospitality assets, all of which are expected to bring valuable insight to the Board.

Ronald S. Ohsberg has been an independent director since August 2016. Mr. Ohsberg also serves as the chairman of our audit committee. Mr. Ohsberg has been the Senior Executive Vice President, Chief Financial Officer and Treasurer of the Washington Trust Bancorp since February 2018, having joined the Washington Trust Bancorp as Senior Executive Vice President and Treasurer in June 2017. Washington Trust Bancorp offers a comprehensive range of financial services, including commercial banking, mortgage banking, personal banking, and wealth management and trust services through its offices located in Rhode Island, Connecticut and Massachusetts.

Previously, he served as Executive Vice President — Finance of Linear Settlement Services (“Linear”) since July 2016 in Middletown, Rhode Island. Linear provides nationwide title insurance and closing services pertaining to commercial and residential real estate transactions. Prior to joining Linear Settlement Services, Mr. Ohsberg spent twelve years at Citizens Financial Group (“Citizens”), a $138 billion Rhode Island-based bank holding company, in various capacities including Executive Vice President, Corporate Controller and Chief Accounting Officer since 2009. In this position, Mr. Ohsberg assisted in executing the largest United

States commercial bank IPO in a series of four equity offerings aggregating $12.3 billion and established Citizens’ Sarbanes-Oxley public-company governance structure and procedures. Mr. Ohsberg was also responsible for all SEC and regulatory reporting and corporate accounting functions as well as a member of various corporate governance committees. Commencing in 2004 through 2009, he was Senior Vice President, Director of Corporate Reporting at Citizens responsible for all aspects of financial reporting to Citizens’ regulators and its parent company, Royal Bank of Scotland. Mr. Ohsberg also worked at Bank of America’s predecessor FleetBoston Financial from 1992 to 2004 in various positions culminating as Senior Vice President, Director of Accounting. Mr. Ohsberg was responsible for the monthly accounting closing process and associated analytics of a $200 billion financial institution, in addition to managing the successful corporate-wide implementation of Sarbanes-Oxley procedures. Mr. Ohsberg started his career in the audit department at KPMG, an international audit, tax and advisory firm.

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

Committees of our Board of Directors

Audit Committee

The Board maintains one standing committee, the audit committee, to assist in fulfilling its responsibilities. The audit committee is composed of Messrs. Aubin, Engel and Ohsberg, all three of whom are independent directors. The audit committee reports regularly to the full Board and annually evaluates its performance. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the Board. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our Board has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our website at www.prochotelreit.com by clicking on “Corporate Governance,” and then on “Audit Committee Charter.”

Although our shares are not listed for trading on any national securities exchange, all three members of the audit committee meet the current independence and qualifications requirements of the New York Stock Exchange, as well as our charter and applicable rules and regulations of the SEC. While all three members of the audit committee have significant financial and/or accounting experience, the Board has determined that Mr. Ohsberg satisfies the SEC’s requirements for an “audit committee financial expert” and has designated Mr. Ohsberg as our audit committee financial expert. The audit committee met five times during the fiscal year ended December 31, 2025.

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

Executive Officers

In addition to Mr. Procaccianti, who serves as our Chairman and CEO, and Mr. Vickowski, who serves as one of our directors, CFO and Treasurer, and are listed under the heading, “Directors,” the following individual currently serves as an executive officer. The business address of each of our executive officers is: c/o Procaccianti Hotel REIT, Inc., 1140 Reservoir Avenue, Cranston, Rhode Island 02920.

Ron Hadar, age 57, has served as our Secretary and General Counsel since August 2016. Mr. Hadar has also served as our Sponsor’s Assistant General Counsel since August 2015 and became our Sponsor’s and TPG Hotels and Resorts, Inc.’s General Counsel in January 2016. Mr. Hadar has also served as our Advisor’s General Counsel since August 2016. He is responsible for all legal matters with respect to hotel development, acquisitions and divestitures, debt and capital placement, contracting matters, corporate governance, and asset management for Procaccianti Companies, Inc., its subsidiaries, and our Advisor.

Mr. Hadar has over 20 years of experience as a transactional business and real estate attorney. Mr. Hadar joined Procaccianti Companies, Inc. after serving as General Counsel to The Richmond Company, Inc., a real estate development company from June 2005 to June 2015, where he enjoyed a 10-year career overseeing all legal matters with respect to the acquisition, development, and ownership of a variety of commercial and residential real estate assets. Prior to that role, Mr. Hadar was with several national and regional law firms in Boston, Massachusetts, where he focused on capital markets transactions and corporate and real estate matters.

Mr. Hadar received his law degree from The University of Denver, Sturm College of Law in 1995, in Denver, Colorado. He received his undergraduate degree from the University of Rochester in 1990, in Rochester, New York. Mr. Hadar is admitted to practice in the Commonwealth of Massachusetts and is an In House Attorney with the State of Rhode Island. In addition, he has been a lecturer with Massachusetts Continuing Legal Education on various real estate matters and a member of the Massachusetts, Rhode Island, and American Bar Associations.

Our executive officers have stated that there are no arrangements or understandings of any kind between them and any other person relating to their appointments as executive officers.

Code of Ethics

Our Board has adopted a Code of Ethics that is applicable to all members of our Board, our officers, and the employees of PHA. The policy may be located on our website at https://www.prochotelreit.com by clicking on “Corporate Governance,” and then on “Code of Ethics.” If, in the future, we amend, modify or waive a provision in the Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Insider Trading Policy

The Company’s officers, directors, and employees are subject to our Insider Trading Policy, which governs the purchase, sale, and/or other disposition of our securities by our officers and directors, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed as an exhibit in this report.

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

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James A. Procaccianti	$-	$-	$-	$-	$-	$-	$-
Gregory Vickowski	$-	$-	$-	$-	$-	$-	$-
Lawrence Aubin	$30,500	$2,543	$-	$-	$-	$-	$33,043
Thomas R. Engel	$31,250	$2,543	$-	$-	$-	$-	$33,793
Ronald S. Ohsberg	$31,250	$2,543	$-	$-	$-	$-	$33,793

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

During the fiscal year ended December 31, 2025, James A. Procaccianti and Gregory Vickowski also served as officers, directors and/or key personnel of PHA, our property manager, and/or other affiliated entities. As such, they did not receive any separate compensation from us for services as our directors and/or executive officers. For information regarding transactions with such related parties, see Item 13 of this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 23, 2026 regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on the outstanding shares of common stock, as of March 23, 2026.

Beneficial Owner(1)	Number of Common Stock Beneficially Owned	Percent of All Common Stock Shares
TPG Hotel REIT Investor, LLC(2)	558,410	9.31%
Directors and Executive Officers
James A. Procaccianti	(3)	9.31%
Gregory Vickowski	(4)	9.31%
Lawrence Aubin(5)	2,250	*
Thomas R. Engel(5)	2,250	*
Ronald S. Ohsberg(5)	2,250	*
All executive officers and directors as a group (5 persons)	565,160	9.43%

* represents less than 1.0% of the outstanding common stock

(1)	Unless otherwise indicated, the business address of each person listed is 1140 Reservoir Avenue, Cranston, Rhode Island 02920.
(2)	TPG Hotel REIT Investor, LLC is owned by TPG Hotel REIT Investor Holdings, LLC and TPG Hotel REIT Investor Holdings II, LLC. As a result, the shares disclosed as beneficially owned by TPG Hotel REIT Investor, LLC are also included in the aggregate number of shares beneficially owned by each of Mr. Procaccianti and Mr. Vickowski. The address of each of TPG Hotel REIT Investor, LLC and TPG Hotel REIT Investor Holdings, LLC is 1140 Reservoir Avenue, Cranston, Rhode Island 02920.
(3)	Mr. Procaccianti is a managing member of TPG Hotel REIT Investor Holdings, LLC, which is the sole parent of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Procaccianti possesses dispositive power with respect to the 558,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.
(4)	Mr. Vickowski is a managing member of TPG Hotel REIT Investor Holdings, LLC and TPG Hotel REIT Investor Holdings II, LLC, which are the parent companies of TPG Hotel REIT Investor, LLC. As a managing member, Mr. Vickowski possesses dispositive power with respect to the 558,410 shares of common stock owned by TPG Hotel REIT Investor, LLC, and as such, may be deemed to be the beneficial owner of such shares.
(5)	Independent Director.

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted the long-term incentive plan, pursuant to which our board of directors has the authority to grant restricted stock, stock options, restricted or deferred stock units, performance awards and other stock-based awards to persons eligible under the plan. The maximum number of shares of our stock that may be issued pursuant to the long-term incentive plan is not to exceed an amount equal to 5% of the outstanding shares of our K Shares and A Shares on the date of grant of any such award. The following table provides information regarding the long-term incentive plan as of December 31, 2025:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	-	-	6,494,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	6,494,000

(1)	On February 11, 2019, we granted 500 shares of Class K common stock to each of our independent directors. On July 11, 2019, November 17, 2020, December 8, 2021, December 22, 2022, December 22, 2023, and January 17, 2025, respectively, we granted an additional 250 shares of Class K common stock to each of the three independent directors. The fair value of each share of our Class K common stock that was issued on both February 11, 2019 and July 11, 2019, was estimated at the date of grant at $10.00 per K Share. The fair value of each share of our Class K common stock issued on November 17, 2020, was estimated to be $8.56 per K Share. The fair value of each share of our Class K common stock issued on December 8, 2021 was estimated to be $9.85 per K Share. The fair value of each share of our Class K common stock issued on December 22, 2022 was estimated to be $10.29 per K Share. The fair value of each share of our Class K common stock issued on December 22, 2023 was estimated to be $11.53 per K Share. The fair value of each share of our Class K common stock issued on January 17, 2025 was estimated to be $10.17 per K Share. As of December 31, 2025, we had issued an aggregate of 6,000 shares of Class K common stock to our independent directors in connection with their appointment or re-election to our Board. Restricted share awards vest over a specified period of time or upon attainment of pre-established performance objectives.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2025. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.

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

As of December 31, 2025, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,347, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $3,312,833. We may reimburse PHA and its affiliates for O&O Costs incurred on our behalf, but only to the extent the reimbursement would not cause the selling commissions, dealer manager fees, stockholder servicing fees and other organization and offering expenses to exceed 15% of the gross offering proceeds of the Public Offering as of the termination of the Public Offering, or the 15% cap. As of December 31, 2025, $3,156,170 is reimbursable to PHA and its affiliates by us in the future, subject to the 15% cap.

We record O&O Costs as charges against additional paid in capital on the consolidated balance sheets as we raise proceeds in our Public Offering. These amounts represent 15% of the gross offering proceeds of the Private Offering and the Public Offering as of December 31, 2025, the maximum amount allowed to be recognized by us in our financial statements in accordance with the rules established by FINRA. No O&O Costs were recognized for the years ended December 31, 2025 and 2024.

We pay to PHA 1.5% of the gross contract purchase price of each property or asset acquired. The contract purchase price is the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. No Acquisition fees were incurred for the years ended December 31, 2025 and 2024.

We pay to PHA an asset management fee calculated on a quarterly basis in an amount equal to 1/4th of 0.75% of the adjusted cost of the Company’s assets and the amounts actually paid or allocated in respect of the acquisition of loans, before reduction for depreciation, amortization, impairment charges, and cumulative acquisition costs charged to expense in accordance with GAAP (the “asset management fee”). Asset management fees increased to $738,748 for the year ended December 31, 2025 from $727,761 for the year ended December 31, 2024. As of December 31, 2025, we paid the quarterly asset management fees due to PHA that had accrued through September 30, 2025.

On January 19, 2026, the Company entered into an Amended and Restated Advisory Agreement in order to, among other things, (i) remove the deadline pursuant to which the asset management fee payable to the Advisor would cease to accrue, and (ii) remove the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to the advisor would cease to accrue. The Second Amended and Restated Advisory Agreement removes the deadline by which the asset management fee payable to the Advisor would cease to accrue, which was August 13, 2026, the fifth anniversary of the date the Company’s public offering was terminated. Additionally, the Second Amended and Restated Advisory Agreement removes the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to the Advisor would cease to accrue, which was August 13, 2026. See Footnote 12 - Subsequent Events - Second Amended and Restated Advisory Agreement.

Management Agreement

We entered into management agreements with PHR St Petersburg Hotel Manager, LLC (the “St. Pete Manager”) to operate and manage the Staybridge Suites St. Petersburg and with PHR Wilmington Hotel Manager, LLC (the “Wilmington Manager”) to operate and manage the Springhill Suites Wilmington, including making all human resource decisions. The St. Pete Manager and the Wilmington Manager are our affiliates. The terms of these agreements are for five years beginning March 29, 2018, with four automatic one-year extensions. The employees of the hotels are employed by the St. Pete Manager and the Wilmington Manager; however, per the management agreement, all compensation of hotel personnel is to be recorded as a direct operating expense of the hotels.

We entered into an agreement with PHR Traverse City Hotel Manager, LLC (the “Traverse City Manager”) to operate and manage the Hotel Indigo Traverse City, including making all human resource decisions. The Traverse City Manager is our affiliate. The term of the agreement is five years beginning August 15, 2018 with four automatic one-year extensions.

We entered into an agreement with GANO Hotel Manager, LLC (the “Hilton Garden Inn Providence Manager”) to operate and manage the Hilton Garden Inn Providence, including making all human resource decisions. The Hilton Garden Inn Providence Manager is our affiliate The terms of the in-place management agreements for the Hilton Garden Inn Providence expire on February 26, 2027, with two additional automatic one-year extensions.

We entered into an agreement with PHR Cherry Tree Hotel Manager, LLC (the “Cherry Tree Inn Manager”) to operate and manage the Cherry Tree Inn, including making all human resource decisions. The Cherry Tree Inn Manager is our affiliate. The term of the agreement is 10 years beginning June 3, 2021.

Aggregate property management fees increased to $985,488 for the year ended December 31, 2025 from $956,558 for the year ended December 31, 2024 and are included in property management fees to affiliates on the consolidated statements of operations.

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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Aubin, Engel and Ohsberg qualify as independent directors. A copy of our independent director definition, which is contained in our charter and complies with the requirements of the NASAA REIT Guidelines, was attached as an appendix to the proxy statement for our 2026 Annual Meeting of Stockholders, which was filed with the SEC on October 28, 2025. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the New York Stock Exchange.

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

All services rendered by E&Y for the years ended December 31, 2025 and December 31, 2024 were pre-approved in accordance with the policies and procedures described above.

Audit Fees

E&Y is the independent registered public accounting firm selected by our audit committee for the fiscal year ended December 31, 2025. E&Y has served as our independent registered public accounting firm since 2016. The audit committee reserves the right, however, to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of the Company and its stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws. E&Y representatives will be present at the 2025 Annual Meeting of Stockholders and will have the opportunity to make a statement if they desire to do so. In addition, E&Y representatives will be available to respond to appropriate questions posed by any stockholders.

The audit committee reviewed the audit and non-audit services performed by E&Y, as well as the fees charged by E&Y for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of E&Y.

The aggregate fees billed to us for professional accounting services by E&Y for the years ended December 31, 2025 and December 31, 2024 are respectively set forth in the table below.

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Audit fees	$377,400	$366,400
Audit-related fees	-	-
Tax fees	74,930	72,295
All other fees	-	-
Total	$452,330	$438,695

For purposes of the preceding table, the professional fees are classified as follows:

●	Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.
●	Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act.
●	Tax fees - These are fees for all professional services performed by professional staff in E&Y’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.
●	All other fees - These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

Financial Statement Schedules

A smaller reporting company is not required to provide the information required by this Item.

(b)Exhibits

The following exhibits are included, or incorporated by reference, in this Annual Report for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.3

Description of Securities Registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 333-217578) filed on March 30, 2020, and incorporated herein by reference).

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

10.24

Omnibus Amendment and Reaffirmation Agreement between and among Gano Holdings, LLC, Procaccianti Hotel REIT, Inc. and East Boston Savings Bank, dated as of April 23, 2020 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-217578) filed April 23, 2020 and incorporated herein by reference).

10.25

Purchase and Sale Agreement, as amended, dated as of April 28, 2021, by and between The Procaccianti Group, LLC, as Purchaser, and Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Seller (included as Exhibit 10.1 to the

Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).
10.26

Assignment Agreement, dated as of June 3, 2021, by and between The Procaccianti Group, LLC and PHR OP Lender Sub, LLC, collectively as Assignor, and PHR Cherry Propco, LLC, as Assignee (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.27

Ground Lease, dated as of June 3, 2021, by and between PHR Cherry Propco, LLC, as Tenant, and Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Landlord (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.28

Promissory Note, dated as of June 3, 2021 by and between Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Borrower and PHR OP Lender Sub, LLC, as Lender (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.29

Mortgage, dated as of June 3, 2021, by and between Pride One Cherry Tree, LLC and IPN-Pride Investment Holdings, LLC, collectively as Mortgagor, and PHR OP Lender Sub, LLC, as Mortgagee (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 9, 2021 and incorporated herein by reference).

10.30

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

10.32

Promissory Note, dated as of July 30, 2021, by PHR Cherry Propco, LLC payable to Emerald Capital Lending III, LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.33

Mortgage, dated July 30, 2021, by and between PHR Cherry Propco, LLC, as Mortgagor, and Emerald Capital Lending III, LLC, as Mortgagee (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 4, 2021 and incorporated herein by reference).

10.34

Promissory Note dated as of November 23, 2021, by PHR Cherry Propco, LLC, payable to BankNewport (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2021 and incorporated herein by reference).

10.35

Loan Agreement, dated as of November 23, 2021, by and between PHR Cherry Propco, LLC and BankNewport (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 30, 2021 and incorporated herein by reference).

10.36

Confirmation of Renewal Period Rent, by and between PHR STPFL, LLC and PHR STPFL OPCO SUB, LLC dated as of May 4, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2023 and incorporated herein by reference).

10.37

Confirmation of Renewal Period Rent, by and between PHR WNC, LLC and PHR WNC OPCO SUB, LLC dated as of May 4, 2023 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 5, 2023 and incorporated herein by reference).

10.38

Confirmation of Renewal Period Rent, by and between PHR TCI, LLC, and PHR TCI OPCO SUB, LLC dated as of December 31, 2023 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2023 and incorporated herein by reference).

10.39

Loan Agreement, by and between PHR STPFL, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.40

Loan Agreement, by and between PHR WNC, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.41

Commercial Note, by and between PHR WNC, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.42

Amended and Restated Commercial Note, by and between PHR STPFL, LLC, and Liberty Bank, dated April 26, 2024 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.43

Guaranty of Recourse Carve-Outs, by and between Procaccianti Hotel REIT, Inc. and Liberty Bank, dated as of April 26, 2024 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed May 1, 2024 and incorporated herein by reference).

10.44

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

10.46

Promissory Note, by and between PHR TCI, LLC, and Berkshire Bank, dated June 6, 2024 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed June 10, 2024 and incorporated herein by reference).

10.47

Limited Guaranty, by and between Procaccianti Hotel REIT, Inc. and Berkshire Bank, dated as of June 6, 2022 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed June 10, 2024 and incorporated herein by reference).

10.48

Loan Agreement, by and between Gano Holdings, LLC and Rockland Trust Company, dated July 10, 2025 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2025, and incorporated herein by reference).

10.49

Secured Promissory Note from Gano Holdings, LLC to Rockland Trust Company, dated July 10, 2025 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2025, and incorporated herein by reference).

10.50

Guaranty and Indemnity Agreement, by and between Procaccianti Hotel REIT, Inc. and Rockland Trust Company, dated July 10, 2025 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 14, 2025, and incorporated herein by reference).

10.51

Second Amended and Restated Advisory Agreement by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel REIT, L.P. and Procaccianti Hotel Advisors, LLC, dated as of January 19, 2026 (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56272) filed January 20, 2026 and incorporated herein by reference).

19.1*	Insider Trading Policy
21.1	List of Subsidiaries (included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 25, 2022 and incorporated herein by reference).

23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of Robert A. Stanger & Co., Inc. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-56272), on June 27, 2025, and incorporated herein by reference).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Procaccianti Hotel REIT, Inc.
Date: March 23, 2026	By:	/s/ James A. Procaccianti
James A. Procaccianti Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 23, 2026	By:	/s/ Gregory Vickowski
Gregory Vickowski Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James A. Procaccianti James A. Procaccianti	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 23, 2026
/s/ Gregory Vickowski Gregory Vickowski	Chief Financial Officer, Treasurer and Director (Principal Accounting Officer and Principal Financial Officer)	March 23, 2026
/s/ Lawrence A. Aubin Lawrence A. Aubin	Director	March 23, 2026
/s/ Thomas R. Engel Thomas R. Engel	Director	March 23, 2026
/s/ Ronald S. Ohsberg Ronald S. Ohsberg	Director	March 23, 2026

PROCACCIANTI HOTEL REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Procaccianti Hotel REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Procaccianti Hotel REIT, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and noncontrolling interest and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

The Company’s investments in hotels, included in property and equipment, net, totaled $92.5 million as of December 31, 2025. As discussed in Note 2 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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

Boston, Massachusetts

March 23, 2026

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Property and equipment, net	$92,460,809	$95,093,997
Cash	7,212,093	7,959,051
Restricted cash	3,650,865	3,102,506
Accounts receivable, net	196,765	147,788
Prepaid expenses and other assets, net	980,454	1,282,262
Total Assets	$104,500,986	$107,585,604
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$66,689,086	$64,113,333
Accounts payable, accrued expenses and other, net	2,815,211	3,182,808
Due to related parties	2,241,818	2,103,107
Total Liabilities	71,746,115	69,399,248
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,413,060	1,380,214
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,852,602 and 3,883,025 shares issued and outstanding, respectively	38,527	38,831
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,435,319 and 1,399,796 shares issued and outstanding, respectively	14,353	13,998
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,364,893	47,363,988
Cumulative income	5,244,084	3,706,881
Cumulative distributions	(25,023,315)	(18,845,484)
Total Stockholders’ Equity	27,645,606	32,285,278
Noncontrolling interest	3,696,205	4,520,864
Total Equity	31,341,811	36,806,142
Total Liabilities and Stockholders’ Equity	$104,500,986	$107,585,604

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Revenues
Rooms	$28,552,605	$28,130,637
Food and beverage	2,792,525	2,359,189
Other operating	1,497,334	1,394,051
Total revenues	32,842,464	31,883,877
Expenses
Rooms	6,017,057	6,018,897
Food and beverage	1,832,610	1,613,437
Other property expenses	11,429,960	11,149,871
Property management fees to affiliates	985,488	956,558
Corporate general and administrative	1,360,323	1,260,039
Other fees to affiliates	924,067	908,599
Depreciation and amortization	4,009,986	4,289,600
Total expenses	26,559,491	26,197,001
Operating income	6,282,973	5,686,876
Interest expense, net	(4,124,807)	(3,733,207)
Gain on interest rate swap	—	7,237
Net income before income taxes	2,158,166	1,960,906
Income tax (expense) benefit	(300,475)	106,253
Net income	1,857,691	2,067,159
Net income attributable to noncontrolling interest	320,488	526,756
Net income attributable to common stockholders	$1,537,203	$1,540,403
Net income attributable to Class K common stockholders – basic and diluted	$1,048,752	$1,059,676
Net income per Class K common share – basic and diluted	$0.27	$0.27
Weighted average number of Class K common shares outstanding – basic and diluted	3,871,433	3,899,295
Net income attributable to Class K-I common stockholders – basic and diluted	$384,624	$375,910
Net income per Class K-I common share – basic and diluted	$0.27	$0.27
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,420,109	1,383,153
Net income attributable to Class K-T common stockholders – basic and diluted	$—	$339
Net income per Class K-T common share – basic and diluted	$—	$0.27
Weighted average number of Class K-T common shares outstanding – basic and diluted	—	1,251
Net income attributable to Class A common stockholders – basic and diluted	$157,472	$158,007
Net income per Class A common share – basic and diluted	$0.27	$0.27
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410
Net loss attributable to Class B common stockholders – basic and diluted	$(53,645)	$(53,529)
Net loss per Class B common share – basic and diluted	$(0.43)	$(0.43)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

PROCACCIANTI HOTEL REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

														Total Procaccianti
	Common Stock										Additional			Hotel REIT, Inc.
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	Distributions	Equity	Interest	Equity
BALANCE, December 31, 2023	3,908,712	$39,087	1,366,446	$13,664	2,964	$30	581,410	$5,814	125,000	$1,250	$47,356,635	$2,110,753	$(15,055,010)	$34,472,223	$4,847,835	$39,320,058
Issuance of common stock	3,171	32	—	—	(3,055)	(31)	—	—	—	—	(2)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	43,908	440	34,462	345	91	1	—	—	—	—	804,581	—	—	805,366	—	805,366
Stockholder servicing fees	—	—	—	—	—	—	—	—	—	—	(127)	—	—	(127)	—	(127)
Repurchase of common stock	(72,766)	(728)	(1,112)	(11)	—	—	—	—	—	—	(797,099)	—	—	(797,838)	—	(797,838)
Noncontrolling interest valuation adjustment	—	—	—	—	—	—	—	—	—	—	—	55,725	—	55,725	—	55,725
Net income	—	—	—	—	—	—	—	—	—	—	—	1,540,403	—	1,540,403	493,779	2,034,182
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(3,790,474)	(3,790,474)	(820,750)	(4,611,224)
BALANCE, December 31, 2024	3,883,025	$38,831	1,399,796	$13,998	—	$—	581,410	$5,814	125,000	$1,250	$47,363,988	$3,706,881	$(18,845,484)	$32,285,278	$4,520,864	$36,806,142
Issuance of common stock	750	8	—	—	—	—	—	—	—	—	(8)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	46,686	467	38,353	383	—	—	—	—	—	—	820,630	—	—	821,480	—	821,480
Repurchase of common stock	(77,859)	(779)	(2,830)	(28)	—	—	—	—	—	—	(819,717)	—	—	(820,524)	—	(820,524)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,537,203	—	1,537,203	287,641	1,824,844
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(6,177,831)	(6,177,831)	(1,112,300)	(7,290,131)
BALANCE, December 31, 2025	3,852,602	$38,527	1,435,319	$14,353	—	$—	581,410	$5,814	125,000	$1,250	$47,364,893	$5,244,084	$(25,023,315)	$27,645,606	$3,696,205	$31,341,811

PROCACCIANTI HOTEL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$1,857,691	$2,067,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,009,986	4,289,600
Amortization of deferred financing costs and debt discount as interest	234,587	51,847
Amortization of key money loans	(53,500)	(53,500)
Gain on interest rate swap	—	(7,237)
Changes in operating assets and liabilities:
Accounts receivable	(48,977)	134,241
Due from related parties	—	25,000
Prepaid expenses and other assets	286,333	(165,621)
Accounts payable, accrued expenses and other	(314,098)	426,626
Due to related parties	138,711	(105,192)
Net cash provided by operating activities	6,110,733	6,662,923
Cash Flow from Investing Activities:
Capital improvements	(1,361,323)	(1,418,271)
Cash used in investing activities	(1,361,323)	(1,418,271)
Cash Flows from Financing Activities:
Proceeds from mortgage note	19,200,000	39,270,000
Payments of mortgage notes principal	(16,659,723)	(38,825,525)
Payment of deferred financing costs	(199,111)	(728,132)
Distributions to stockholders	(5,356,351)	(2,985,108)
Distributions to noncontrolling interest	(1,112,300)	(820,750)
Repurchase of common stock	(820,524)	(797,838)
Payment of stockholder servicing fees	—	(127)
Net cash used in financing activities	(4,948,009)	(4,887,480)
Increase (decrease) in cash and cash equivalents and restricted cash	(198,599)	357,172
Cash and cash equivalents and restricted cash, beginning of period	11,061,557	10,704,385
Cash and cash equivalents and restricted cash, end of period	$10,862,958	$11,061,557

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2025	2024
Cash	$7,212,093	$7,959,051
Restricted cash	3,650,865	3,102,506
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$10,862,958	$11,061,557

The Company paid the following amounts for interest and income taxes:

	Year Ended December 31,
	2025	2024
Cash paid for interest	$4,048,093	$3,726,374
Cash paid for income taxes	$8,400	$8,200

Supplemental Disclosure of Noncash Transactions

	Year Ended December 31,
	2025	2024
Common stock issued pursuant to distribution reinvestment plan	$821,480	$805,366

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

As of December 31, 2025, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

The Company received approximately $42,901,601 in gross proceeds including the sale of K Shares, K-I Shares and K-T Shares through its Public Offering, including $2,354,795, $1,674,802 and $72,561 of gross proceeds from K Shares, K-I Shares and K-T Shares, respectively, issued pursuant to the DRIP through December 31, 2025. Additionally, the Company received $2,630,000 from the sale of A Shares to THR from a private placement, proceeds of which were used to fund the payment of organization and offering expenses related to the Public Offering and also to account for the difference between the applicable estimated NAV per K Share and the applicable offering price of K-I Shares sold in the primary offering and any amount equal to any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares (excluding volume discounts).

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIEs’ performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At December 31, 2025, the assets of our VIEs were $59,969,134, and consist primarily of land, building, furniture, fixtures, and equipment and are available to satisfy our VIEs’ obligations. The liabilities of our VIEs were $44,865,776 at December 31, 2025 and consist primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles, including franchise agreements with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers current and anticipated operating performance, market pricing, third party appraisals as applicable, and its expected hold period, among other factors, in its evaluation of indicators of impairment for its investments in hotel properties. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

As of December 31, 2025, the estimated fair value of the mortgage notes payable was $66,646,448 compared to the carrying value of $67,314,649. The mortgage notes payable are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows discounted at a market rate for similar borrowings.

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

Restricted Cash

The Company maintains reserves for property taxes and capital improvements as required by the debt agreements. At December 31, 2025 and 2024, reserves for property taxes were $602,295 and $394,917 respectively, reserves for capital improvements were $2,863,002 and $2,389,259, respectively, and reserves for insurance were $75,368 and $142,170, respectively. The Company also included $110,200 and $176,160 of guest advance deposits as restricted cash at December 31, 2025 and 2024, respectively.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Accounts Receivable

The Company records its accounts receivable at cost. The Company provides an allowance for doubtful accounts, when deemed necessary, based on expected losses. The allowance for doubtful accounts was $24,445 and $4,357 at December 31, 2025 and December 31, 2024, respectively.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At December 31, 2025, the Company had no material uncertain tax positions.

The preparation of the Company’s various tax returns requires the use of estimates for federal and state income tax purposes. These estimates may be subjected to review by the respective taxing authorities. A revision to an estimate may result in an assessment of additional taxes, penalties and interest. At this time, a range in which the Company’s estimates may change is not expected to be material. The Company will account for interest and penalties relating to uncertain tax positions in the current period results of operations, if necessary. The Company has tax years 2022 through 2025 remaining subject to examination by federal and various state tax jurisdictions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated, and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. Included in the calculation of basic EPS are 2,250 non-vested restricted K Shares held by the Company’s independent directors as of December 31, 2025 because such shares have been issued and participate in distributions.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

The Company’s calculated earnings per share for the year ended December 31, 2025 and 2024, were as follows:

	Year Ended December 31,
	2025	2024
Net income attributable to common stockholders	$1,537,203	$1,540,403
Less: Class K Common Stock dividends declared and accumulated	2,710,194	2,729,491
Less: Class K-I Common Stock dividends declared and accumulated	994,071	968,225
Less: Class K-T Common Stock dividends declared and accumulated	—	875
Less: Class A Common Stock dividends declared and accumulated	406,987	406,987
Undistributed net loss	$(2,574,049)	$(2,565,175)
Class K Common Stock:
Undistributed net loss	$(1,661,442)	$(1,669,815)
Class K Common Stock dividends declared and accumulated	2,710,194	2,729,491
Net income	$1,048,752	$1,059,676
Net income per common share, basic and diluted	$0.27	$0.27
Weighted average number of common shares outstanding, basic and diluted	3,871,433	3,899,295
Class K-I Common Stock:
Undistributed net loss	$(609,447)	$(592,315)
Class K-I Common Stock dividends declared and accumulated	994,071	968,225
Net income	$384,624	$375,910
Net income per common share, basic and diluted	$0.27	$0.27
Weighted average number of common shares outstanding, basic and diluted	1,420,109	1,383,153
Class K-T Common Stock:
Undistributed net loss	$—	$(536)
Class K-T Common Stock dividends declared and accumulated	—	875
Net income	$—	$339
Net income per common share, basic and diluted	$—	$0.27
Weighted average number of common shares outstanding, basic and diluted	—	1,251
Class A Common Stock:
Undistributed net loss	$(249,515)	$(248,980)
Class A Common Stock dividends declared and accumulated	406,987	406,987
Net income	$157,472	$158,007
Net income per common share, basic and diluted	$0.27	$0.27
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410
Class B Common Stock:
Undistributed net loss	$(53,645)	$(53,529)
Net loss per common share, basic and diluted	$(0.43)	$(0.43)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of December 31, 2025:

					Contract		Mortgage
	Date			Ownership	Purchase		Debt
Property Name *	Acquired		Location	Interest	Price(1) (2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$19,200,000
Cherry Tree Inn & Suites	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,844,649

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington property (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg property (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Land	$14,450,538	$14,450,538
Building and improvements	89,727,618	89,435,135
Furniture, fixtures, and equipment	14,283,230	13,214,390
Total cost	118,461,386	117,100,063
Accumulated depreciation	(26,000,577)	(22,006,066)
Property and equipment, net	$92,460,809	$95,093,997

Depreciation expense for the years ended December 31, 2025 and 2024 was $3,994,511 and $4,274,125, respectively.

0

Note 4 – Other Assets

Included in other assets at December 31, 2025 and 2024, are net deferred franchise fees of $180,374 and $195,849, respectively. The Company’s hotel properties each are operated pursuant to franchise agreements. The term of each current franchise agreement is for a 15 to 25-year period and the agreements require the Company to, among other things, pay monthly fees that are calculated based on specified percentages of certain revenues. For the years ended December 31, 2025 and 2024, the Company amortized $15,475 and $15,475 of deferred franchise fees, respectively. These amounts are included in depreciation and amortization on the statement of operations.

The future amortization of deferred franchise fees as of December 31, 2025 is as follows:

Years Ending December 31,
2026	$15,475
2027	15,475
2028	15,475
2029	15,475
2030	15,475
Thereafter	102,999
Total	$180,374

Note 5 – Mortgage Notes Payable

Included in mortgage notes payable at December 31, 2025, is a $12,820,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,850,000 mortgage payable secured

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,600,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $19,200,000 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $8,844,649 mortgage payable secured by the Cherry Tree Inn & Suites (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed (pursuant to a customary carveout/bad acts guaranty) by the Company and cross-collateralized by the Wilmington Note. As of December 31, 2025, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were compliant with the loan obligations under the St. Petersburg Note, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at the SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of December 31, 2025, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were compliant with the loan obligations under the Wilmington Note, including applicable covenants, and all required payments have been made as agreed.

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three-year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three-year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2027. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of December 31, 2025, the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were compliant with the loan obligations under the TCI Note, including applicable covenants, and all required payments have been made as agreed.

The HGI Note was refinanced as of July 10, 2025. The HGI Note bears interest at a fixed rate of 6.10% through July 10, 2030, the maturity date. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of December 31, 2025, the Operating Partnership and its subsidiary for the Hilton Garden Inn

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Providence were compliant with the loan obligations under the HGI Note, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, requires monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of December 31, 2025, the Operating Partnership and its subsidiary for the Cherry Tree Inn were compliant with the loan obligations under the CTI Note, including applicable covenants, and all required payments have been made as agreed.

Scheduled principal payments of the mortgage notes payable as of December 31, 2025 are as follows:

Years Ending December 31,
2026	$9,060,225
2027	620,526
2028	985,095
2029	38,288,745
Thereafter	18,360,058
Total	$67,314,649

Interest expense on mortgage notes payable for the years ended December 31, 2025 and 2024 was $4,019,137 and $3,850,937, respectively.

Also included in mortgage notes payable as of December 31, 2025 is $1,066,089 of deferred financing costs. For the year ended December 31, 2025, the Company recognized $256,639 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $22,052 relating to the amortization of the fair value of debt premium. For the year ended December 31, 2024, the Company recognized $184,165 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $132,318 relating to the amortization of the fair value of debt premium.

Note 6 – Loans from Franchisors

Included in accounts payable, accrued expenses and other liabilities on the balance sheet at December 31, 2025 and 2024, is $719,884 and $773,384, respectively, of net key money loans received from franchisors or assumed upon acquisition. In accordance with the loan agreement with the respective franchisor, funds were released to the applicable hotel properties upon completion of a change of ownership, property improvement plan, and inspection and subsequent approval of the completed work by the franchisor. The outstanding principal balances of the loans are reduced on a straight-line basis over the remaining life of the franchise agreement. As of December 31, 2025, the Company had received $750,000 in loans from franchisors relating to the Staybridge Suites St. Petersburg and assumed a liability of $364,430 in connection with the acquisition of the Hotel Indigo Traverse City. During the years ended December 31, 2025 and 2024, the Company amortized $53,500 and $53,500, respectively, of franchise fees, which are included in rooms and other property expenses on the statement of operations.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Note 7 – Related Party Transactions

On August 2, 2018, the Company entered into the Amended and Restated Advisory Agreement with PHA and the Operating Partnership (as amended and renewed, the “Advisory Agreement”). The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. On November 22, 2019, the Company, the Operating Partnership and PHA entered into the Second Amendment to the Advisory Agreement (the “Advisory Agreement Amendment”) in order to revise certain terms regarding the accrual of interest on deferred acquisition, disposition and asset management fees, as well as the deferral of asset management fees paid to PHA. On June 25, 2025, the board of directors of the Company, including all independent directors of the Company, after review of PHA’s performance during the last year, authorized the Company to execute a mutual consent to renew the Advisory Agreement, by and among the Company, the Operating Partnership and PHA for a one-year term effective on August 2, 2025.

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

Administrative Services

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. For the years ended December 31, 2025 and 2024, the Company’s Sponsor requested reimbursement for $185,318 and $180,839, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the consolidated statement of operations. As of December 31, 2025 and 2024, there is $11,681 and $21,154, respectively, included in due to affiliates for reimbursable administrative expenses payable.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

There were no acquisition fees incurred for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, there were $1,244,139 of deferred acquisition fees included in due to related parties on the consolidated balance sheets. Interest expense on outstanding acquisition fees was $74,648 and $74,648, respectively, for the years ended December 31, 2025 and 2024, and is included in interest expense on the consolidated statement of operations and in due to related parties on the consolidated balance sheets.

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

On January 19, 2026, the Company entered into an Amended and Restated Advisory Agreement in order to, among other things, (i) remove the deadline pursuant to which the asset management fee payable to the Advisor would cease to accrue, and (ii) remove the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to the advisor would cease to accrue. The Second Amended and Restated Advisory Agreement removes the deadline by which the asset management fee payable to the Advisor would cease to accrue, which was August 13, 2026, the fifth anniversary of the date the Company’s public offering was terminated. Additionally, the Second Amended and Restated Advisory Agreement removes the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to the Advisor would cease to accrue, which was August 13, 2026.

For the years ended December 31, 2025 and 2024, the Company incurred $738,748 and $727,761, respectively, in asset management fees that are included in other fees to affiliates on the consolidated statements of operations. Interest expense on the outstanding asset management fees was $11,082 and $24,384 for the years ended December 31, 2025 and 2024, respectively, and is included in interest expense on

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

the consolidated statements of operations. At December 31, 2025 and 2024, asset management fees and interest payable of $188,378 and $185,714, respectively, are included in due to related parties on the consolidated balance sheets.

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

There were no disposition fees incurred for the years ended December 31, 2025 and 2024.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. There were no acquisition expenses incurred for the years ended December 31, 2025 and 2024.

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

Certain O&O Costs have been incurred by PHA on behalf of the Company. As of December 31, 2025, the total amount of O&O Costs, exclusive of selling commissions, dealer manager fees and stockholder servicing fees, incurred by PHA and its affiliates related to the Private Offering and the Public Offering was $8,752,347, of which $1,026,564 has been reimbursed through the issuance of A Shares to an affiliate of PHA and payments to PHA of $3,312,833.

The Company recorded O&O Costs as charges against additional paid in capital on the consolidated balance sheets as the Company raised proceeds in its continuous Public Offering for amounts incurred up to

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

15% of the gross offering proceeds of the Public Offering, the maximum amount allowed in accordance with the rules established by FINRA and the Company’s charter. The Company did not recognize any O&O Costs for the years ended December 31, 2025 and 2024. As of December 31, 2025, the company had no balances due to or from PHA for the reimbursement of O&O Costs.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire on March 28, 2027. The term of the in-place management agreement for the Hotel Indigo Traverse City is five years beginning August 15, 2018 with four automatic one-year extensions. The terms of the in-place management agreements for the Hilton Garden Inn Providence expire on February 26, 2027, with two additional automatic one-year extensions. The terms of the in-place management agreements for the Cherry Tree Inn expire on June 3, 2031, with four additional automatic one-year extensions.

Aggregate property management fees incurred for the years ended December 31, 2025 and 2024 were $985,488 and $956,558, respectively, and are included in property management fees to affiliates on the consolidated statements of operations. As of December 31, 2025 and 2024, $59,313 and $62,683, respectively, of accrued property management fees payable were included in due to related parties on the consolidated balance sheets. Aggregate net reimbursements for certain expenses for the years ended December 31, 2025 and 2024 were $801,179 and $736,583, respectively. As of December 31, 2025 and 2024, $62,550 and $54,428, respectively, of expense reimbursements were included in due to related parties on the consolidated balance sheets. During the years ended December 31, 2025 and 2024, the Company paid $630,478 and $570,069, respectively, to TPG Risk Services, LLC, an affiliate of the Company, for the reimbursement of prepaid insurance at the hotel properties. As of December 31, 2025 and 2024, the Company had balances of $93,942 and $29,657 due to TPG Risk Services, LLC, such reimbursements are included in due to related parties on the consolidated balance sheets.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the years ended December 31, 2025 and 2024, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $8,710 and $186,092, respectively, for capital expenditure costs incurred at the hotel properties. As of December 31, 2025 and 2024, $530 and $0, respectively, of construction reimbursements were included in the due to related parties balance.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred for the years ended December 31, 2025 and 2024.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.66% and 4.53% for the years ended December 31, 2025 and 2024, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the consolidated balance sheets at December 31, 2025 and 2024. Interest expense was $4,357 and $4,255 for the years ended December 31, 2025 and 2024, respectively, and is included in interest expense on the consolidated statements of operations and in due to related parties on the consolidated balance sheets.

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

At the termination of the Private Offering, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

a Unit. As of December 31, 2025, under the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of December 31, 2025, the Company had issued 241,325 K Shares, 170,953 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $2,354,795, $1,674,082 and $72,561 respectively. As of December 31, 2025, the Company had issued 1,750 restricted K Shares to each of the Company’s three independent directors for a total of 5,250 restricted K Shares in connection with the Company’s long-term incentive plan, as described below.

As of December 31, 2025, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf with no remaining receivable balance as of December 31, 2019. In addition, on September 29, 2016, the Company issued 125,000 B shares to S2K Servicing LLC.

During the year ended December 31, 2025 pursuant to the DRIP, the Company issued 46,686 K Shares at a price of $9.66 per K Share for aggregate gross proceeds of $450,988 and 38,353 K-I Shares at a price of $9.66 per K-I Share for aggregate gross proceeds of $370,492.

As of December 31, 2025, pursuant to Section 5.2.7 of the Company’s charter, 65,694 K-T shares converted to 66,225 K shares.

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

The Company paid the Dealer Manager, as dealer manager of the Private Offering, selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and Units in the Private Offering. The Dealer Manager re-allowed all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares and Units. The Dealer Manager could re-allow a portion of its dealer manager fees to participating broker-

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

dealers. Selling commissions and dealer manager fees were paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or their affiliates. As of December 31, 2025, the Company recognized $1,058,501 of selling commissions and dealer manager fees in connection with the Private Offering.

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of December 31, 2025, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer manager fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of December 31, 2025, the Company recognized $17,631 of stockholder servicing fees with respect to K-T Shares sold in the primary portion of the Public Offering.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s annual meetings of stockholders on July 11, 2019, November 17, 2020, November 10, 2021, December 22, 2022, December 22, 2023, January 17, 2025, and January 20, 2026, respectively.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2025, the Company fulfilled repurchase requests and repurchased K Shares, K-I Shares and K-T Shares pursuant to the share repurchase program as follows:

	Total Number of
	Shares Requested to	Total Number of	Average Price Paid
For the Quarter Ended	be Repurchased	Shares Repurchased	per Share
March 31, 2025	25,042	20,144	$10.17
June 30, 2025	32,542	20,149	$10.17
September 30, 2025	49,097	19,895	$10.17
December 31, 2025	78,596	20,499	$10.17
	185,277	80,687

During the year ended December 31, 2025, the Company repurchased approximately $791,779 of K Shares and $28,475 of K-I Shares. As of December 31, 2025, there were 97 outstanding and unfulfilled

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

repurchase requests for 365,274 K Shares and 32,295 K-I Shares. The following table reflects repurchase activity for the twelve months ended December 31, 2025.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	December 31, 2025
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-	-
				5/21/2025	559	$5,678	$10.17	-	-
				9/2/2025	535	$5,438	$10.17	671	-
				12/8/2025	989	$10,062	$10.17	-	20,448
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-	-
				5/21/2025	132	$1,341	$10.17	-	-
				9/2/2025	130	$1,324	$10.17	-	-
				12/8/2025	241	$2,451	$10.17	-	4,979
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-	-
				5/21/2025	912	$9,276	$10.17	-	-
				9/2/2025	900	$9,155	$10.17	-	-
				12/8/2025	1,665	$16,942	$10.17	-	34,427
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-	-
				5/21/2025	1,129	$11,485	$10.17	-	-
				9/2/2025	891	$9,062	$10.17	9,183
				12/8/2025	1,649	$16,770	$10.17	1,366	32,712
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-	-
				11/5/2024	19,258	$195,853	$10.17	-	-
				2/13/2025	19,879	$202,170	$10.17	2,457	-
				5/21/2025	8,921	$90,730	$10.17	-	-
				9/2/2025	1,762	$17,919	$10.17	-	-
				12/8/2025	3,260	$33,157	$10.17	-	67,377
K	9/30/2024	40,088	(1)	11/5/2024	230	$2,338	$10.17	-	-
				2/13/2025	265	$2,694	$10.17	-	-
				5/21/2025	1,946	$19,786	$10.17	-	-
				9/2/2025	916	$9,318	$10.17	-
				12/8/2025	1,695	$17,241	$10.17	-	35,036
K	12/31/2024	42,948	(1)	5/21/2025	1,037	$10,511	$10.17	-	-
				9/2/2025	1,020	$10,373	$10.17	4,896	-
				12/8/2025	1,662	$16,896	$10.17	-	34,333
K	3/31/2025	20,042	(1)	5/21/2025	4,842	$49,241	$10.17	-	-
				9/2/2025	370	$3,762	$10.17	-	-
				12/8/2025	685	$6,961	$10.17	-	14,145
K	6/30/2025	32,542	(1)	9/2/2025	12,746	$129,628	$10.17	9,757	-
				12/8/2025	463	$4,712	$10.17	-	9,576
K	9/30/2025	40,889	(1)	12/8/2025	6,656	$67,696	$10.17	-	34,233
K	12/31/2025	78,008	(1)	TBD	-	$-	$-	-	78,008
Total K Share repurchase requests outstanding									365,274

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	December 31, 2025
K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-	-
				5/21/2025	44	$451	$10.17	-	-
				9/2/2025	44	$445	$10.17	-	-
				12/8/2025	81	$824	$10.17	-	1,674
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-	-
				5/21/2025	30	$296	$9.92	-	-
				9/2/2025	29	$292	$10.17	-	-
				12/8/2025	53	$541	$10.17	-	1,099
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	-
				5/21/2025	35	$356	$10.17	-	-
				9/2/2025	-	$-	$-	1,420	-
K-I	12/31/2024	18,240	(1)	5/21/2025	439	$4,464	$10.17	-	-
				9/2/2025	433	$4,406	$10.17	-
				12/8/2025	801	$8,152	$10.17	-	16,567
K-I	3/31/2025	5,000	(1)	5/21/2025	123	$1,224	$9.92	-	-
				9/2/2025	119	$1,207	$10.17	-	-
				12/8/2025	220	$2,234	$10.17	-	4,538
K-I	9/30/2025	8,208	(1)	12/8/2025	379	$3,853	$10.17	-	7,829
K-I	12/8/2025	588	(1)	TBD	-	$-	$-	-	588
Total K-I Share repurchase requests outstanding									32,295

(1)Our board of directors determined that the funding limitation under the A&R SRP was reached during the referenced quarter with respect to share repurchase requests as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Distributions

During the year ended December 31, 2025, the Company’s board of directors authorized the payment of K Share, K-I Share and OP Unit distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	K-T Share	OP Unit	Total
1/17/2025	12/31/2024	1/14/2025	1/16/2025	$0.001912568	$684,394	$245,671	$—	$22,544	$952,609
5/1/2025	3/31/2025	4/25/2025	4/30/2025	$0.001917808	670,151	242,972	—	22,115	935,238
8/5/2025	06/30/2025	7/31/2025	8/4/2025	$0.001917808	676,112	247,029	—	22,360	945,501
11/6/2025	9/30/2025	10/29/2025	11/5/2025	$0.001917808	682,533	251,272	—	22,606	956,411
					$2,713,190	$986,944	$—	$89,625	$3,789,759

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2024, the Company’s board of directors authorized the payment of K Share, K-I Share, K-T Share and OP Unit distributions as follows:

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

On July 25, 2025, the Company’s board of directors authorized the payment of A Share distributions accrued through June 30 2024. The cumulative amount of distributions that had accrued on a daily basis with respect to each such A Share for the period from (i) September 29, 2016 through March 30, 2020, was $683,680, which reflects an accrual rate of six percent per annum of the “A Share Distribution Base” under the Company’s charter, and (ii) April 1, 2020 through June 30, 2024, was $1,704,392, which reflects an accrual rate of seven percent per annum of the “A Share Distribution Base” under the Company’s charter. On July 31, 2025, the Company paid $2,388,072 of accrued distributions to A Share stockholders partially sourced from additional proceeds from the refinance of the Hilton Garden Inn Providence. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

The Company paid quarterly K Share, K-I Share, K-T Share and OP Unit distributions with respect to all 2024 and 2025 quarters with operating cash flow from its hotel properties, consistent with prior distributions. The Company’s board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company’s charter.

Note 9 - Income Taxes

The Company recognized consolidated income tax expense of $300,475 and benefit of $106,253 respectively, for the years ended December 31, 2025 and 2024, respectively. These amounts relate to the operations of the Company’s TRSs.

At December 31, 2025 and 2024, the Company had net deferred tax assets of $0 and $299,084, respectively, due to temporary differences between the timing of the GAAP recognition and tax recognition of certain expenses and net operating losses. The Company has evaluated the positive and negative evidence

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

bearing upon the realizability of its deferred tax assets and determined it is more likely than not that the Company may not fully recognize the benefits of its deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Environmental

All real properties and the operations conducted on real properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company intends to take commercially reasonable steps to protect itself from the impact of these laws, including obtaining environmental assessments of all properties that the Company acquires.

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

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

includes information about the Company’s segment, including significant segment expenses, and a reconciliation to net income.

	Year Ended December 31,
	2025	2024
Revenue:
Total revenue	$32,842,464	$31,883,877
Operating expenses:
Rooms	6,017,057	6,018,897
Food and beverage	1,832,610	1,613,437
Other property operating expenses	11,429,960	11,149,871
Property management fees to affiliates	985,488	956,558
Other segment expenses (1)	6,294,376	6,458,238
Operating income:	6,282,973	5,686,876
Non-operating expenses:
Interest expense, net	(4,124,807)	(3,733,207)
Gain on interest rate swap	-	7,237
Income tax benefit (expense)	(300,475)	106,253
Segment and consolidated net income	$1,857,691	$2,067,159

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

Second Amended and Restated Advisory Agreement

On January 19, 2026, following approval by the stockholders of the Company, the Company, the Operating Partnership and the Advisor entered into the Second Amended and Restated Advisory Agreement (the “Second Amended and Restated Advisory Agreement”) in order to, among other things, (i) remove the deadline pursuant to which the asset management fee payable to the Advisor would cease to accrue, and (ii) remove the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to the Advisor would cease to accrue.

The Second Amended and Restated Advisory Agreement removes the deadline by which the asset management fee payable to the Advisor would cease to accrue, which was August 13, 2026, the fifth anniversary of the date the Company’s public offering was terminated. Additionally, the Second Amended and Restated Advisory Agreement removes the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to the Advisor would cease to accrue, which was August 13, 2026.

Procaccianti Hotel REIT, Inc.

Notes to Consolidated Financial Statements

Restricted Stock Awards

On January 20, 2026, the Company granted an additional 250 shares of Class K common stock to each of the three independent directors. The fair value of each share of the Company’s Class K common stock issued on January 20, 2026 was estimated to be $9.66 per K Share. As of March 23, 2026, the Company had issued an aggregate of 6,750 shares of Class K common stock to its independent directors in connection with their appointment or re-election to our Board. Restricted share awards vest over a specified period of time or upon attainment of pre-established performance objectives.

Distributions

On February 3, 2026, the Company’s board of directors authorized the payment of distributions, with respect to each K Share and K-I Share outstanding as of December 31, 2025, to the holders of record of K Shares, and K-I Shares as of the close of business on February 10, 2026. With respect to the K Shares, and K-I Shares outstanding as of December 31, 2025, the cumulative amount of distributions that had accrued on a daily basis with respect to each K Share, and K-I Share since September 30, 2025, was $681,398, or $0.001917808 per K Share per day, $252,796, or $0.001917808 per K-I Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on February 11, 2026.

On February 3, 2026, the Company’s board of directors authorized the payment of distributions, with respect to Class K OP Units outstanding as of December 31, 2025, in the amount of $0.001917808 per Class K OP Unit to the Affiliate Sellers, in a total amount of $22,606. Such distributions were paid to OP Unit holders in cash on February 11, 2026.

DRIP Offering Issuances

On February 11, 2026, pursuant to the DRIP Offering, the Company sold approximately 11,984 K Shares at a weighted average price of $9.66 per share for gross proceeds of $115,761, and approximately 8,805 K-I Shares at a weighted average price of $9.66 per share gross proceeds of $85,052, for total gross proceeds of $200,813, in the DRIP Offering.

Repurchases for 2025 Fourth Quarter

On March 9, 2026, the Company repurchased approximately $194,074 of K Shares and $11,746 of K-I Shares. The Board determined that the DRIP funding limitation in the share repurchase program was reached with respect to share repurchase requests for the quarter ended December 31, 2025, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests. Requests to repurchase the shares of deceased stockholders’ were paid in full and approximately 3.6% of the remaining unfulfilled repurchase requests were partially paid based on a proration.