Form 10-Q
period 2026-03-31
PROCACCIANTI HOTEL REIT, INC.
filed 2026-05-11
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 11, 2026, there were 3,857,588 shares of the Registrant’s Class K common stock issued and outstanding, 1,451,531 shares of the Registrant’s Class K-I common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Property and equipment, net	$91,679,321	$92,460,809
Cash	5,776,201	7,212,093
Restricted cash	3,946,909	3,650,865
Accounts receivable, net	170,718	196,765
Prepaid expenses and other assets, net	681,435	980,454
Total Assets	$102,254,584	$104,500,986
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$66,681,888	$66,689,086
Accounts payable, accrued expenses and other, net	3,413,260	2,815,211
Due to related parties	2,177,118	2,241,818
Total Liabilities	72,272,266	71,746,115
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,372,485	1,413,060
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,846,253 and 3,852,602 shares issued and outstanding, respectively	38,463	38,527
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,442,969 and 1,435,319 shares issued and outstanding, respectively	14,429	14,353
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,359,874	47,364,893
Cumulative income	3,384,183	5,244,084
Cumulative distributions	(25,980,115)	(25,023,315)
Total Stockholders’ Equity	24,823,898	27,645,606
Noncontrolling interest	3,785,935	3,696,205
Total Equity	28,609,833	31,341,811
Total Liabilities and Stockholders’ Equity	$102,254,584	$104,500,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Rooms	$4,478,821	$5,214,341
Food and beverage	359,861	359,086
Other operating	273,261	273,547
Total revenues	5,111,943	5,846,974
Expenses
Rooms	1,241,255	1,367,983
Food and beverage	358,092	338,392
Other property expenses	2,572,278	2,553,061
Property management fees to affiliates	153,310	175,662
Corporate general and administrative	310,441	284,776
Other fees to affiliates	246,370	233,113
Depreciation and amortization	954,594	1,091,161
Total expenses	5,836,340	6,044,148
Operating loss	(724,397)	(197,174)
Interest expense, net	(1,084,750)	(953,354)
Net loss before income taxes	(1,809,147)	(1,150,528)
Income tax (expense) benefit	(1,600)	216,887
Net loss	(1,810,747)	(933,641)
Net income attributable to noncontrolling interest	49,154	252,679
Net loss attributable to common stockholders	$(1,859,901)	$(1,186,320)
Net loss attributable to Class K common stockholders – basic and diluted	$(1,180,863)	$(754,123)
Net loss per Class K common share – basic and diluted	$(0.31)	$(0.19)
Weighted average number of Class K common shares outstanding – basic and diluted	3,854,833	3,882,650
Net loss attributable to Class K-I common stockholders – basic and diluted	$(441,066)	$(273,416)
Net loss per Class K-I common share – basic and diluted	$(0.31)	$(0.19)
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,439,818	1,407,695
Net loss attributable to Class A common stockholders – basic and diluted	$(178,105)	$(112,927)
Net loss per Class A common share – basic and diluted	$(0.31)	$(0.19)
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410
Net loss attributable to Class B common stockholders – basic and diluted	$(59,867)	$(45,854)
Net loss per Class B common share – basic and diluted	$(0.48)	$(0.37)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2025	3,852,602	$38,527	1,435,319	$14,353	—	$—	581,410	$5,814	125,000	$1,250	$47,364,893	$5,244,084	$(25,023,315)	$27,645,606	$3,696,205	$31,341,811
Issuance of common stock	750	7	—	—	—	—	—	—	—	—	(7)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,984	120	8,805	88	—	—	—	—	—	—	200,605	—	—	200,813	—	200,813
Repurchase of common stock	(19,083)	(191)	(1,155)	(12)	—	—	—	—	—	—	(205,617)	—	—	(205,820)	—	(205,820)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,859,901)	—	(1,859,901)	89,730	(1,770,171)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(956,800)	(956,800)	—	(956,800)
BALANCE, March 31, 2026	3,846,253	$38,463	1,442,969	$14,429	—	$—	581,410	$5,814	125,000	$1,250	$47,359,874	$3,384,183	$(25,980,115)	$24,823,898	$3,785,935	$28,609,833

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2024	3,883,025	$38,831	1,399,796	$13,998	—	$—	581,410	$5,814	125,000	$1,250	$47,363,988	$3,706,881	$(18,845,484)	$32,285,278	$4,520,864	$36,806,142
Issuance of common stock	750	8	—	—	—	—	—	—	—	—	(8)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,598	116	9,607	96	46	—	—	—	—	—	204,628	—	—	204,840	—	204,840
Repurchase of common stock	(20,144)	(201)	—	—	—	—	—	—	—	—	(204,662)	—	—	(204,863)	—	(204,863)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,186,320)	—	(1,186,320)	278,050	(908,270)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(952,609)	(952,609)	(294,000)	(1,246,609)
BALANCE March 31, 2025	3,875,229	$38,754	1,409,403	$14,094	46	$—	581,410	$5,814	125,000	$1,250	$47,363,946	$2,520,561	$(19,798,093)	$30,146,326	$4,504,914	$34,651,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,810,747)	$(933,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	954,594	1,091,161
Amortization of deferred financing costs and debt discount as interest	64,364	29,539
Amortization of key money loans	(13,375)	(13,375)
Changes in operating assets and liabilities:
Accounts receivable	26,047	(119,214)
Prepaid expenses and other assets	295,151	66,231
Accounts payable, accrued expenses and other	611,426	34,187
Due to related parties	(64,701)	(37,531)
Net cash provided by operating activities	62,759	117,357
Cash Flow from Investing Activities:
Capital improvements	(169,238)	(418,064)
Cash used in investing activities	(169,238)	(418,064)
Cash Flows from Financing Activities:
Payments of mortgage notes principal	(71,562)	(146,736)
Distributions to stockholders	(755,987)	(747,769)
Distributions to noncontrolling interest	—	(294,000)
Repurchase of common stock	(205,820)	(204,863)
Net cash used in financing activities	(1,033,369)	(1,393,368)
Decrease in cash and restricted cash	(1,139,848)	(1,694,075)
Cash and restricted cash, beginning of period	10,862,958	11,061,557
Cash and restricted cash, end of period	$9,723,110	$9,367,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025
Cash	$5,776,201	$6,164,950
Restricted cash	3,946,909	3,202,532
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$9,723,110	$9,367,482

The Company paid the following amounts for interest and income taxes:

	Three Months Ended March 31,
	2026	2025
Cash paid for interest	$1,026,028	$972,965
Cash paid for income taxes	$1,400	$1,400

Supplemental Disclosure of Noncash Transactions

	Three Months Ended March 31,
	2026	2025
Common stock issued pursuant to distribution reinvestment plan	$200,813	$204,840

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

As of March 31, 2026, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through March 31, 2026, the Company received approximately $43,102,414 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $2,470,556 of K Shares, $1,759,134 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The accompanying condensed consolidated financial statements of the Company are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair and consistent presentation, have been included in these condensed consolidated financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications have been made to the prior year’s financial statements to confirm the current year’s presentation.

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At March 31, 2026, the assets of the Company’s VIEs were $59,768,018, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At March 31, 2026, the liabilities of the Company’s VIEs were $45,128,392, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of March 31, 2026, the estimated fair value of the mortgage notes payable was $66,174,606 compared to the carrying value of $67,243,087. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At March 31, 2026 and 2025, reserves for property taxes were $932,532 and $717,588, respectively, reserves for capital improvements were $2,799,619 and $2,140,466, respectively, and reserves for insurance were $104,558 and $168,318, respectively. The Company also included $110,200 and $176,160 of guest advance deposits as restricted cash at March 31, 2026 and 2025, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At March 31, 2026, the Company had no material uncertain tax positions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of March 31, 2026, 6,750 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated EPS for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common stockholders	$(1,859,901)	$(1,186,320)
Less: Class K Common Stock dividends declared and accumulated	665,355	670,156
Less: Class K-I Common Stock dividends declared and accumulated	248,516	242,972
Less: Class A Common Stock dividends declared and accumulated	100,353	100,353
Undistributed net loss	$(2,874,125)	$(2,199,801)
Class K Common Stock:
Undistributed net loss	$(1,846,218)	$(1,424,279)
Class K Common Stock dividends declared and accumulated	665,355	670,156
Net loss	$(1,180,863)	$(754,123)
Net loss per common share, basic and diluted	$(0.31)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	3,854,833	3,882,650
Class K-I Common Stock:
Undistributed net loss	$(689,582)	$(516,388)
Class K-I Common Stock dividends declared and accumulated	248,516	242,972
Net loss	$(441,066)	$(273,416)
Net loss per common share, basic and diluted	$(0.31)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	1,439,818	1,407,695
Class A Common Stock:
Undistributed net loss	$(278,458)	$(213,280)
Class A Common Stock dividends declared and accumulated	100,353	100,353
Net loss	$(178,105)	$(112,927)
Net loss per common share, basic and diluted	$(0.31)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410
Class B Common Stock:
Undistributed net loss	$(59,867)	$(45,854)
Net loss per common share, basic and diluted	$(0.48)	$(0.37)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000

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

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of March 31, 2026:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,850,000
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,820,000
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$19,200,000
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,773,087

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Land	$14,450,538	$14,450,538
Building and improvements	89,745,764	89,727,618
Furniture, fixtures, and equipment	14,434,322	14,283,230
Total cost	118,630,624	118,461,386
Accumulated depreciation	(26,951,303)	(26,000,577)
Property and equipment, net	$91,679,321	$92,460,809

Depreciation expense for the three months ended March 31, 2026 and 2025 was $950,726 and $1,087,295, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at March 31, 2026, is a $12,820,000 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,850,000 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,600,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $19,200,000 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $8,773,087 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed (pursuant to a customary carveout/bad acts guaranty) by the Company and cross-collateralized by the Wilmington Note. As of March 31, 2026, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were compliant with the loan obligations under the St. Petersburg Note, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at the SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of March 31, 2026, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were compliant with the loan obligations under the Wilmington Note, including applicable covenants, and all required payments have been made as agreed.

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2027. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of March 31, 2026, the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were compliant with the loan obligations under the TCI Note, including applicable covenants, and all required payments have been made as agreed.

The HGI Note was refinanced as of July 10, 2025. The HGI Note bears interest at a fixed rate of 6.10% through July 10, 2030. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). as of March 31, 2026, the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were compliant with the loan obligations under the HGI Note, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, requires monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of March 31, 2026, the Operating Partnership and its subsidiary for the Cherry Tree Inn were compliant with the loan obligations under the CTI Note, including applicable covenants, and all required payments have been made as agreed.

Interest expense on mortgage notes payable for the three months ended March 31, 2026 and 2025 was $1,036,527 and $957,914, respectively.

Also included in mortgage notes payable as of March 31, 2026 is $1,066,089 of deferred financing costs. For the three months ended March 31, 2026, the Company amortized $64,364 of net deferred financing costs. For the three months ended March 31, 2025, the Company recognized $51,591 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $22,052 relating to the amortization of the fair value of debt premium.

Note 5 – Related Party Transactions

On January 19, 2026 the Company entered into the Second Amended and Restated Advisory Agreement with PHA and the Operating Partnership. The Advisory Agreement has a one-year term, subject to renewals upon mutual consent of PHA and the Company’s independent directors for an unlimited number of successive one-year periods. Pursuant to the Advisory Agreement, PHA oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, and other administrative services. PHA also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which include maintaining required financial records and preparing reports to stockholders and filings with the SEC. In addition, PHA assists an independent valuation firm and the Company’s board of directors in calculating and determining the Company’s NAV, and assists the Company in overseeing the preparation and filing of tax returns, payment of expenses and for the performance of administrative and professional services rendered to the Company by others. The Company reimburses PHA for certain expenses and pays PHA certain fees pertaining to services provided.

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended March 31, 2026 and 2025, the Sponsor requested reimbursement for $60,481 and $49,348, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

No acquisition fees were incurred during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and 2025, there were $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,406 and $18,406, respectively, for the three months ended March 31, 2026 and 2025. These amounts are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

On January 19, 2026, the Company entered into the Advisory Agreement in order to, among other things, (i) remove the deadline pursuant to which the asset management fee payable to the Advisor would cease to accrue, and (ii) remove the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to the advisor would cease to accrue. The Second Amended and Restated Advisory Agreement removes the deadline from the Amended and Restated Advisory Agreement by which the asset management fee payable to the Advisor would cease to accrue, which was August 13, 2026, the fifth anniversary of the date the Company’s public offering was terminated. Additionally, the Second Amended and Restated Advisory Agreement removes the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to the Advisor would cease to accrue, which was August 13, 2026.

For the three months ended March 31, 2026 and 2025, the Company incurred $185,889 and $183,765, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $2,750 and $2,719 for the three months ended March 31, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of operations. At March 31, 2026 and 2025, asset management fees and interest payable of $188,639 and $186,484, respectively, are included in due to related parties on the condensed consolidated balance sheets.

Disposition Fee

The Company will pay PHA disposition fees as described below:

Disposition Fee: Fee for providing a substantial amount of services in connection with the sale of a property or real estate-related assets, as determined by a majority of the Company’s independent directors (the “disposition fee”). The disposition fee will equal one-half of the brokerage commissions paid on the sale of an investment. In no event will the disposition fee exceed 1.5% of the sales price of each investment. Payment of the disposition fee to PHA will be deferred until the occurrence of (i) a liquidation event, (ii) an Other Liquidity Event, or (iii) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. Under the Advisory Agreement, deferred disposition fees will accrue interest at a cumulative, non-compounded rate of 6.0% per annum until the day immediately following the Fifth Anniversary, at which time such interest will cease to further accrue.

There were no disposition fees incurred for the three months ended March 31, 2026 and 2025.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of March 31, 2026 and 2025 were paid directly by the Company and there have been no reimbursements to PHA.

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire on March 28, 2027. The term of the in-place management agreement for the Hotel Indigo Traverse City expire on August 15, 2027. The term of the in-place management agreement for the Hilton Garden Inn

Providence expire on February 26, 2027, with two additional automatic one-year extensions. The term of the in-place management agreement for the Cherry Tree Inn expire on June 3, 2031, with four additional automatic one-year extensions.

Aggregate property management fees incurred were $153,310 and $175,662 for the three months ended March 31, 2026 and 2025, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of March 31, 2026 and 2025, $44,187, and $13,966, respectively, of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheet. Aggregate net reimbursements for certain expenses were $199,244 and $194,815 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $50,316 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended March 31, 2026 and 2025, the Company paid $129,662 and $76,568, respectively, to TPG Risk Services, LLC (“TPG”), an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the three months ended March 31, 2026 and 2025, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $6,290 and $0 respectively, for capital expenditure costs incurred at the hotel properties.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three months ended March 31, 2026 and 2025.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.58% and 4.52% for the three months ended March 31, 2026 and 2025, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025, respectively. Interest expense was $1,063 and $1,050 for the three months ended March 31, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of March 31, 2026, the Company had issued 253,309 K Shares, 179,758 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $2,470,556, $1,759,134 and $72,561, respectively. As of March 31, 2025, the Company had issued 206,237 K Shares, 142,207 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $2,015,844, $1,396,392 and $72,561, respectively.

The Company had issued 2,250 and 2,000 restricted K Shares to each of the Company’s three independent directors for a total of 6,750 and 6,000 restricted K Shares as of March 31, 2026 and 2025, respectively, in connection with the Company’s long-term incentive plan, as described below.

As of March 31, 2026 and 2025, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of March 31, 2026 and 2025. As of March 31, 2026 and 2025, the Company had sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and had sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

As of March 31, 2026 and 2025, pursuant to Section 5.2.7 of the Company’s charter, 65,694 K-T Shares converted to 66,225 K Shares.

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

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of March 31, 2026 and 2025, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of March 31, 2026 and 2025, the Company recognized $17,632 of stockholder servicing fees in connection with the Public Offering.

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

In accordance with the Company’s long-term incentive plan, each new independent director that joins the Company’s board of directors is awarded 250 restricted K Shares in connection to his or her initial election to the board of directors. In addition, in connection with an independent director’s re-election to the Company’s board of directors at each annual meeting of stockholders, he or she will receive an additional 250 restricted K Shares. Restricted K Shares issued to independent directors will vest in equal amounts annually over a four-year period on and following the first anniversary of the date of grant in increments of 25% per annum; provided, however, that the restricted K Shares will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. On February 11, 2019, the Company issued 500 restricted K Shares to each of the Company’s three independent directors for a total of 1,500 restricted K Shares. These awards were in relation to their initial election to the board of directors and their re-election. An additional 250 restricted K Shares were awarded to each independent director upon his or her re-election at the Company’s annual meetings of stockholders on July 11, 2019, November 17, 2020, November 10, 2021, December 22, 2022, December 22, 2023, January 17, 2025 and January 20, 2026, respectively.

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

During the three months ended March 31, 2026 and 2025, we repurchased approximately $194,074 and $204,863 of K Shares and $11,746 and $0 of K-I Shares, respectively. As of March 31, 2026 and 2025, there were 115 and 80 outstanding and unfulfilled repurchase requests for 409,184 and 297,421 K Shares and 35,144 and 27,749 K-I Shares, respectively. The following tables reflect the activity resulting in the repurchase requests outstanding at March 31, 2026.

Subsequent to March 31, 2026, and through May 11, 2026, pursuant to the DRIP Offering, we sold approximately 11,336 K Shares at a weighted average price of $9.66 per share for gross proceeds of $109,507 and approximately 8,562 K-I Shares at a weighted average price of $9.66 per share for gross proceeds of $82,714 for total gross proceeds of $192,220 in the DRIP Offering.

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	March 31, 2026
K	6/30/2023	59,587	(1)	8/23/2023	16,090	$184,422	$11.46	-	-
				12/7/2023	13,110	$149,824	$11.43	-	-
				3/7/2024	4,654	$53,189	$11.43	-	-
				5/8/2024	2,531	$29,078	$11.49	-	-
				5/21/2025	559	$5,678	$10.17	-	-
				9/2/2025	535	$5,438	$10.17	671	-
				12/8/2025	989	$10,062	$10.17	-	-
				3/6/2026	731	$7,437	$10.17		19,717
K	9/30/2023	10,274	(1)	12/7/2023	3,097	$35,704	$11.53	-	-
				3/7/2024	1,099	$12,675	$11.53	-	-
				5/8/2024	596	$6,868	$11.53	-	-
				5/21/2025	132	$1,341	$10.17	-	-
				9/2/2025	130	$1,324	$10.17	-	-
				12/8/2025	241	$2,451	$10.17	-	-
				3/6/2026	178	$1,811	$10.17	-	4,801
K	12/31/2023	52,823	(1)	3/7/2024	10,801	$124,535	$11.53	-	-
				5/8/2024	4,118	$47,486	$11.53	-	-
				5/21/2025	912	$9,276	$10.17	-	-
				9/2/2025	900	$9,155	$10.17	-	-
				12/8/2025	1,665	$16,942	$10.17	-	-
				3/6/2026	983	$9,998	$10.17	6,937	26,507
K	3/31/2024	56,794	(1)	5/8/2024	9,864	$113,731	$11.53	-	-
				5/21/2025	1,129	$11,485	$10.17	-	-
				9/2/2025	891	$9,062	$10.17	9,183	-
				12/8/2025	1,649	$16,770	$10.17	1,366	-
				3/6/2026	1,170	$11,898	$10.17	658	30,884
K	6/30/2024	142,529	(1)	8/22/2024	19,615	$199,490	$10.17	-	-
				11/5/2024	19,258	$195,853	$10.17	-	-
				2/13/2025	19,879	$202,170	$10.17	2,457	-
				5/21/2025	8,921	$90,730	$10.17	-	-
				9/2/2025	1,762	$17,919	$10.17	-	-
				12/8/2025	3,260	$33,157	$10.17	-
				3/6/2026	2,410	$24,506	$10.17	-	64,967
K	9/30/2024	40,088	(1)	11/5/2024	230	$2,338	$10.17	-	-
				2/13/2025	265	$2,693	$10.17	-	-
				5/21/2025	1,946	$19,786	$10.17	-	-
				9/2/2025	916	$9,318	$10.17	-	-
				12/8/2025	1,695	$17,241	$10.17	-	-
				3/6/2026	1,253	$12,743	$10.17	-	33,783
K	12/31/2024	42,948	(1)	5/21/2025	1,037	$10,511	$10.17	-	-
				9/2/2025	1,020	$10,373	$10.17	4,896	-
				12/8/2025	1,662	$16,896	$10.17	-	-
				3/6/2026	1,228	$12,487	$10.17	-	33,105
K	3/31/2025	20,042	(1)	5/21/2025	4,842	$49,241	$10.17	-	-
				9/2/2025	370	$3,762	$10.17	-	-
				12/8/2025	685	$6,961	$10.17	-	-
				3/6/2026	506	$5,145	$10.17	-	13,639
K	6/30/2025	32,542	(1)	9/2/2025	12,746	$129,628	$10.17	9,757	-
				12/8/2025	463	$4,712	$10.17	-	-
				3/6/2026	342	$3,483	$10.17	-	9,234
K	9/30/2025	40,889	(1)	12/8/2025	6,656	$67,696	$10.17	-
				3/6/2026	1,225	$12,452	$10.17	-	33,008
K	12/31/2025	78,008	(1)	3/6/2026	9,057	$92,114	$10.17	-	68,951
K	3/31/2026	70,588	(1)	TBD	-	$-	$-	-	70,588
Total K Share repurchase requests outstanding									409,184

	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	3 Months	Repurchases		Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	March 31, 2026
K-I	6/30/2023	5,591	(1)	8/23/2023	1,101	$12,625	$11.47	1,036	-
				12/7/2023	1,041	$12,003	$11.53	-	-
				3/7/2024	370	$4,261	$11.52	-	-
				5/8/2024	200	$2,309	$11.55	-	-
				5/21/2025	44	$451	$10.17	-	-
				9/2/2025	44	$445	$10.17	-	-
				12/8/2025	81	$824	$10.17	-	-
				3/6/2026	60	$609	$10.17	-	1,614
K-I	12/31/2023	1,595	(1)	3/7/2024	244	$2,675	$10.96	-	-
				5/8/2024	140	$1,526	$10.90	-	-
				5/21/2025	30	$296	$9.92	-	-
				9/2/2025	29	$292	$10.17	-	-
				12/8/2025	53	$541	$10.17	-	-
				3/6/2026	39	$400	$10.17	-	1,060
K-I	3/31/2024	1,613	(1)	5/8/2024	158	$1,823	$11.53	-	-
				5/21/2025	35	$356	$10.17	-	-
				9/2/2025	-	$-	$-	1,420	-
K-I	12/31/2024	18,240	(1)	5/21/2025	439	$4,464	$10.17	-	-
				9/2/2025	433	$4,406	$10.17	-
				12/8/2025	801	$8,152	$10.17	-
				3/6/2026	593	$6,026	$10.17	-	15,974
K-I	3/31/2025	5,000	(1)	5/21/2025	123	$1,224	$9.92	-	-
				9/2/2025	119	$1,207	$10.17	-	-
				12/8/2025	220	$2,234	$10.17	-	-
				3/6/2026	162	$1,651	$10.17	-	4,376
K-I	9/30/2025	8,208	(1)	12/8/2025	379	$3,853	$10.17	-
				3/6/2026	280	$2,847	$10.17	-	7,549
K-I	12/31/2025	588	(1)	3/6/2026	21	$213	$10.17	-	567
K-I	3/31/2026	4,004	(1)	TBD	-	$-	$-	-	4,004
Total K-I Share repurchase requests outstanding									35,144

(1)	Our board of directors determined that the funding limitation under the A&R SRP was reached in the referenced quarter with respect to share repurchase requests, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Distributions

During the three months ended March 31, 2026, the Company’s board of directors authorized the payment of K Share distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	OP Unit	Total
2/11/2026	12/31/2025	2/3/2026	2/10/2026	$0.001917808	$681,398	$252,796	$22,606	$956,800

During the three months ended March 31, 2025, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	OP Unit	Total
1/17/2025	12/31/2024	1/14/2025	1/16/2025	$0.001912568	$684,394	$245,671	$22,544	$952,609

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

On April 27, 2026, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares and K-I Shares outstanding as of March 31, 2026, to the holders of record of K Shares and K-I Shares as of the close of business on April 28, 2026. With respect to the K Shares and K-I Shares outstanding as of March 31, 2026, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since December 31, 2025 was $665,355, or $0.001917808 per K Share per day and $248,517, or $0.001917808 per K-I Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on April 29, 2026.

On April 27, 2026, the Company’s board of directors authorized the payment of distributions with respect to the Class K OP Units outstanding as of March 31, 2026, to the holders of record of Class K OP Units as of the close of business on April 28, 2026. With respect to the Class K OP Units outstanding as of March 31, 2026, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since December 31, 2025 was $22,115, or $0.001917808 per Class K OP Unit. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on April 29, 2026.

Note 7 - Income Taxes

The Company recognized a consolidated income tax expense of $1,600 and income tax benefit of $216,887 for the three months ended March 31, 2026 and 2025, respectively. These amounts relate to the operations of the Company’s TRSs.

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

	Three Months Ended March 31,
	2026	2025
Revenue:
Total revenue	$5,111,943	$5,846,974
Operating expenses:
Rooms	1,241,255	1,367,983
Food and beverage	358,092	338,392
Other property operating expenses	2,572,278	2,553,061
Property management fees to affiliates	153,310	175,662
Other segment expenses (1)	1,511,405	1,609,050
Operating loss:	(724,397)	(197,174)
Non-operating expenses:
Interest expense, net	(1,084,750)	(953,354)
Income tax (expense) benefit	(1,600)	216,887
Segment and consolidated net loss	$(1,810,747)	$(933,641)

(1)	Other segment expenses include corporate general and administrative, other fees to affiliates and depreciation and amortization.

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

The following discussions and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The following discussion should also be read in conjunction with our audited consolidated financial statements, the notes thereto, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2026 (“Annual Report”).

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

Factors that could have a material adverse effect on our operations and future prospectus include, but are not limited to:

●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	the impacts of artificial intelligence related to data privacy;
●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;
●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, including but not limited to oil and gas prices;
●	domestic and global political risks and uncertainties, including the war in Ukraine, tensions between China and the United States, unrest in the Middle East and other economic disruptions and U.S. and global recession concerns, on our financial condition and results of operations;
●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	events beyond our control, such as war, terrorist or cyber-attacks, pandemics or epidemics, mass casualty events, government shutdowns, such as the U.S. federal government shutdown that began on October 1, 2025, and closures, travel-related health concerns, extreme weather, and natural disasters;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;

●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to Procaccianti Hotel Advisors, LLC (“PHA”) and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of PHA, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles (“GAAP”).

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of March 31, 2026, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a REIT under the Code, commencing with our taxable year ended December 31, 2018.

Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. We are externally managed by PHA pursuant to the Advisory Agreement. PHA is an affiliate of our Sponsor.

Subscription proceeds from Class K common stock (“K Shares”), Class K-I common stock (“K-I Shares”), and Class K-T common stock (“K-T Shares”) in our Private Offering and our Public Offering, which terminated in August

2021, as discussed below, have been applied to investments in hotel properties or real estate-related investments relating to hotel properties.

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

We raised the equity capital for our real estate investments through the Offerings from September 2016 through August 2021, and we have offered shares through our DRIP pursuant to the DRIP Offering since August 2021.

The Company terminated the Private Offering prior to the commencement of the Public Offering, and, as of such termination, received approximately $15,582,755 in gross proceeds from the sale of shares of K Shares, and Class A common stock (“A Shares”), including Units (which were comprised of one K Share and one A Share), in the Private Offering. Of the $15,582,755 in gross proceeds received, $2,954,095 was from the sale of A Shares to THR, an affiliate of PHA, to fund organization and offering expenses associated with the K Shares and Units.

Since the commencement of the Public Offering and through March 31, 2026, the Company received approximately $43,102,414 in gross proceeds from the sale of K Shares, K-I Shares, and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $2,470,556 of K Shares, $1,759,134 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

On February 27, 2020, through a separate private placement and as partial consideration for our acquisition of the Hilton Garden Inn Providence, the Operating Partnership issued 128,124 Class K OP Units at $10.00 per share.

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

		Estimated Per Share NAV
Valuation Date	Effective Date	Class K	Class K-I	Class K-T	Class A	Class B
March 31, 2025	June 25, 2025	$10.17	$10.17	-	$7.14	$0.00
March 31, 2024	June 17, 2024	$10.17	$10.17	$12.23	$9.82	$0.00
March 31, 2023	June 27, 2023	$11.53	$11.53	$11.96	$22.76	$14.77
March 31, 2022	June 27, 2022	$10.29	$10.29	$10.29	$13.34	$1.25
March 31, 2021	June 9, 2021	$9.85	$9.77	$9.85	$0.00	$0.00

Components of NAV	March 31, 2025
Real Estate	$125,420,000
Mortgage Notes Payable	(64,805,298)
Other Assets	10,137,295
Other Liabilities	(4,784,428)
Noncontrolling Interest	(6,774,185)
NAV	$59,193,384

Components of NAV by Share Class	March 31, 2025
	Class K	Class K-I	Class A	Class B	Total
Accrued Unpaid Distributions	$667,598	$245,857	$2,694,031	$-	$3,607,486
Liquidation Preference	40,033,533	14,094,032	1,458,333	-	$55,585,898
Remaining Distribution Allocation	-	-	-	-	$-
NAV	$40,701,131	$14,339,889	$4,152,364	$-	$59,193,384
Shares Outstanding	4,003,353	1,409,403	581,410	125,000
Estimated Per Share NAV	$10.17	$10.17	$7.14	$0.00

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended March 31, 2026 and 2025, the Sponsor requested reimbursement for $60,481 and $49,348, respectively, of such administrative service expenses. Of these amounts, $49,082 is included in due to related parties on the condensed consolidated balance sheet as of March 31, 2026.

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

We incurred operating expenses of approximately $1,385,531 and incurred an Excess Amount of approximately $122,157 during the twelve months ended March 31, 2026. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for the twelve months ended March 31, 2026 was justified as unusual and non-recurring.

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

Transportation Security Administration (“TSA”) throughput in early 2026 is reaching record levels, with 44.3 million travelers during the end-of-year holiday season (December 19, 2025 through January 4, 2026), peaking at approximately 2.86 million on December 28, 2025. Prior government shutdowns may have ripple effects throughout the broader economy and the potential impact on travel should be noted. TSA agents and air traffic controllers are considered ‘essential workers’ therefore are required to report to work despite the shutdowns. According to the US Travel Association, there have been noticeable delays at some of the country’s major airports while smaller airports have fared better with security checkpoint delays and flight cancellations/delays remaining near normal during the government shutdown. We are unable to reasonably predict if any future government shutdowns will occur and if they do, how long the shutdown may continue and how it may impact our business operations.

The 2026 conflict in Iran has severely disrupted global travel, grounding more than 19,000 flights in a single day and leaving over 1 million passengers stranded across the Middle East. Major global hubs in Dubai, Doha, and Abu Dhabi have faced closures or significant restrictions due to direct strikes and widespread airspace shutdowns, upending a central link for travel between Europe, Asia, and North America. Many governments, including the U.S., UK, Canada, and Australia, have issued their highest-level “Do Not Travel” advisories for much of the region. As the conflict endures, we anticipate reduced international travel to the U.S., which could impact our revenues.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at March 31, 2026.

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

For information on distributions paid during the three months ended March 31, 2026, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows K Share, K-I Share, and OP Unit distributions paid during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
Distributions paid in cash	$755,987		$747,769
Distributions reinvested	200,813		204,840
Total distributions	$956,800		$952,609
Source of distributions:
Cash flows provided by operations	$755,987	79%	$747,769	78%
Offering proceeds from issuance of common stock pursuant to the DRIP	200,813	21%	204,840	22%
Total sources	$956,800	100%	$952,609	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the three months ended March 31, 2026 and 2025 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly K Share, K-I Share, and OP unit distributions with respect to all quarters of 2025 and the first quarter of 2026, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

On July 31, 2025, we paid $2,388,072 of distributions that had accrued from inception through June 30, 2024, to A Share stockholders, sourced from additional proceeds from the refinance of the Hilton Garden Inn Providence Note. Unpaid distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2026 and 2025.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $4,478,821 for the three months ended March 31, 2026 from $5,214,341 for the three months ended March 31, 2025. The net decrease of $735,520, or 14.1%, was largely due to decreases in ADR and occupancy.

The following presents the hotel operating results for the three months ended March 31, 2026:

	Total Portfolio
	January	February	March
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	50.84%	57.54%	64.19%
Average Daily Rate (“ADR”)	$139.09	$160.77	$162.31
Revenue Per Available Room (“RevPAR”)	$70.71	$92.51	$104.19

The following presents the hotel operating results for the three months ended March 31, 2025:

	Total Portfolio
	January	February	March
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	56.02%	67.86%	68.60%
ADR	$147.11	$164.60	$171.43
RevPAR	$82.41	$111.70	$117.60

A comparison of hotel rooms revenues for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Springhill Suites Wilmington	$778,690	$851,053	$(72,363)	(8.50)%
Staybridge Suites St. Petersburg	1,646,555	2,112,573	(466,018)	(22.06)%
Hotel Indigo Traverse City	635,525	755,479	(119,954)	(15.88)%
Hilton Garden Inn Providence	1,109,132	1,086,169	22,963	2.11%
Cherry Tree Inn	308,919	409,067	(100,148)	(24.48)%
	$4,478,821	$5,214,341	$(735,520)	(14.11)%

The decrease in rooms revenues of $72,363 or 8.50%, at the Springhill Suites Wilmington is primarily driven by a decrease in occupancy. Occupancy at the Springhill Suites Wilmington decreased from 68.73% for the three months ended March 31, 2025, to 63.16% for the three months ended March 31, 2026. The ADR at the Springhill Suites Wilmington decreased from $114.65 for the three months ended March 31, 2025, to $114.16 for the three months ended March 31, 2026, a decrease of 0.43%.

The decrease in rooms revenues of $466,018, or 22.06%, at the Staybridge Suites St. Petersburg is driven by a decrease in both ADR and occupancy. The ADR at the Staybridge Suites St. Petersburg decreased from $214.80 for the three months ended March 31, 2025, to $195.97 for the three months ended March 31, 2026, a decrease of 8.77%. Occupancy at the Staybridge Suites St. Petersburg decreased from 91.83% for the three months ended March 31, 2025, to 78.45% for the three months ended March 31, 2026. The decrease in occupancy for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by high occupancy in the three months ended March 2025, due to extended stay guests displaced by the 2024 hurricanes as well as restoration contractors assisting with post-hurricane efforts.

The decrease in rooms revenues of $119,954, or 15.88%, at the Hotel Indigo Traverse City is driven by a decrease in both ADR and occupancy. The ADR at the Hotel Indigo Traverse City decreased from $143.96 for the three months ended March 31, 2025, to $134.50 for the three months ended March 31, 2026, a decrease of 6.57%. Occupancy at the Hotel Indigo Traverse City decreased from 54.50% for the three months ended March 31, 2025, to 49.07% for the three months ended March 31, 2026. The decrease in occupancy for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by inclement weather in the three months ended March 2026, causing guest reservation cancellations.

The increase in rooms revenues of $22,963, or 2.11%, at the Hilton Garden Inn Providence is driven by an increase in ADR. The ADR at the Hilton Garden Inn Providence increased from $163.38 for the three months ended March 31, 2025, to $173.14 for the three months ended March 31, 2026, an increase of 5.97%. Occupancy at the Hilton Garden Inn Providence decreased from 53.92% for the three months ended March 31, 2025, to 51.95% for the three months ended March 31, 2026.

The decrease in rooms revenues of $100,148 or 24.48%, at the Cherry Tree Inn is primarily driven by a decrease in both ADR and occupancy. The ADR at the Cherry Tree Inn decreased from $133.55 for the three months ended March 31, 2025, to $119.46 for the three months ended March 31, 2026, a decrease of 10.55%. Occupancy at the Cherry Tree Inn decreased from 44.78% for the three months ended March 31, 2025, to 37.81% for the three months ended March 31, 2026. The decrease in occupancy for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by inclement weather in the three months ended March 2026, causing guest reservation cancellations.

Food and beverage revenues

Food and beverage revenues increased to $359,861 for the three months ended March 31, 2026, from $359,086 for the three months ended March 31, 2025. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events.

Other operating revenues

Other operating revenues decreased to $273,261 for the three months ended March 31, 2026, from $273,547 for the three months ended March 31, 2025. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services.

Rooms expenses

Rooms expenses decreased to $1,241,255 for the three months ended March 31, 2026, from $1,367,983 for the three months ended March 31, 2025. The $126,728 net decrease in rooms expenses is primarily due to a decrease in travel agent commissions. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,241,255 and $1,367,983 represent 27.7% and 26.2% of rooms revenues for the three-month period ended March 31, 2026 and 2025, respectively.

Food and beverage expenses

Food and beverage expenses were $358,092 and $338,392 for the three months ended March 31, 2026 and 2025, respectively. The $19,700 increase in food and beverage expenses is primarily due to an increase in the cost of food and food preparation. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 99.5% and 94.2% of food and beverage revenues for the three-month period ended March 31, 2026 and 2025, respectively.

Other property expenses

Other property expenses were $2,572,278 and $2,553,061, for the three months ended March 31, 2026, and 2025, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $19,217 increase in other property expenses is primarily driven by an increase in snow removal expenses at the Hilton Garden Inn Providence due to severe snowstorms.

Property management fees to affiliates

Property management fees to affiliates were $153,310 and $175,662 for the three months ended March 31, 2026 and 2025, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $310,441 and $284,776 for the three months ended March 31, 2026 and 2025, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $246,370 and $233,113 for the three months ended March 31, 2026 and 2025, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $185,889 for the three months ended March 31, 2026, from $183,765 for the three months ended March 31, 2025. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $60,481 and $49,348 during the three months ended March 31, 2026 and 2025, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $954,594 and $1,091,161 for the three months ended March 31, 2026 and 2025, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $1,084,750 and $953,354 for the three months ended March 31, 2026 and 2025, respectively. The increase of $131,396 is attributable to the refinancing of the TCI Note, and the HGI Note at increased interest rates. Interest expense includes monthly fixed rate and variable rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended March 31, 2026, we recognized $64,364 of interest expense relating to the amortization of deferred financing costs. For the three months ended March 31, 2025, we recognized $51,591 of interest expense relating to the amortization of deferred financing costs and debt discounts, offset by $22,052 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $38,360 and $56,274 for three months ended March 31, 2026 and 2025, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated statement of operations.

Income tax expense/ benefit

For the three months ended March 31, 2026 and 2025, we incurred income tax expense of $1,600 and income tax benefit of $216,887, respectively. The $218,487 difference is primarily due to a valuation adjustment placed into effect during the three months ended September 30, 2025, eliminating the deferred tax asset recorded on the balance sheet. We expect income tax expense to normalize for year ending December 31, 2026, as compared to the year ended December 31, 2025.

Net loss

For the three months ended March 31, 2026 and 2025, we recorded a net loss of $1,810,747 and $933,641, respectively. The increase in net loss of $877,106 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

For the three months ended March 31, 2026 and 2025, we recorded net income relating to noncontrolling interests of $49,154 and $252,679, respectively. This amount includes net income or losses attributable to a third-party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

We paid quarterly K Share, K-I Share, and OP Unit distributions with respect to all four quarters of 2025 and the first quarter of 2026, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

On July 31, 2025, we paid $2,388,072 of distributions that had accrued from inception through June 30, 2024, to A Share stockholders, sourced from additional proceeds from the refinance of the Hilton Garden Inn Providence Note. Unpaid distributions will continue to accumulate pursuant to our charter.

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

Cash Flows Provided by Operating Activities

During the three months ended March 31, 2026 and 2025, we owned an interest in five hotel properties. During the three months ended March 31, 2026, net cash provided by operating activities was $62,759 compared to the net cash provided by operating activities of $117,357 for the three months ended March 31, 2025. Our operating cash flows during the three months ended March 31, 2026, were the result of our net income, offset by adjustments for non-cash expenses, including depreciation and amortization, adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the three months ended March 31, 2025, were the result of our net income, adjustments for non-cash expenses, including depreciation and amortization, the change in fair value of the interest rate swap agreement and by adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flow Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions or improvements of real estate and real-estate related investments. During the three months ended March 31, 2026, net cash used in investing activities was $169,238 and was the result of capital improvements at our hotel properties. During the three months ended March 31, 2025, net cash used in investing activities was $418,064 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities was $1,033,369. We made principal payments on the CTI Note totaling $71,562. During the three months ended March 31, 2026, we paid cash distributions of $755,987 to stockholders with proceeds from operations. During the three months ended March 31, 2026, we repurchased $205,820 of outstanding shares of common stock. For information on repurchases of common stock made during the three months ended March 31, 2026, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

During the three months ended March 31, 2025, net cash used in financing activities was $1,393,369. During the three months ended March 31, 2025, we paid cash distributions of $747,769 to stockholders with proceeds from operations. During the three months ended March 31, 2025, we repurchased $204,863 of outstanding shares of common stock. We made principal payments on the note secured by the HGI Note and the CTI Note totaling $146,736. Cash flow from financing activities for the three months ended March 31, 2025, also includes $294,000 of distributions to noncontrolling interests.

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

The TCI Note was refinanced as of June 6, 2024. The TCI Note bears interest at a fixed per annum rate equal to 7.025% during the initial three year term. This rate is calculated to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of three years as made available by the Federal Reserve Board. The TCI Note provides for interest only monthly payments for the initial three year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2027. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of March 31, 2026, we believe the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The HGI Note was refinanced as of July 10, 2025. The HGI note bears interest at a fixed rate of 6.10% through July 10, 2030. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). Out of the entire refinance amount of $19,200,000, $1,975,241 was allocated to fund a portion of the A Shares distribution, and $743,386 was allocated for renovation funding. As of March 31, 2026, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty) and cross-collateralized by the Wilmington Note. As of March 31, 2026, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of March 31, 2026, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. Efforts to secure a new note for Cherry Tree Inn are in process in 2026. As of March 31, 2026, the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of March 31, 2026 are as follows:

	2026	2027-2028	2029-2030	Thereafter	Total
Outstanding debt obligations	$8,993,836	$1,623,142	$56,626,109	$—	$67,243,087
Interest payments on outstanding debt obligations	3,042,537	7,443,732	2,921,345	—	13,407,614
Total	$12,036,373	$9,066,874	$59,547,454	$—	$80,650,701

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Reconciliation of Net loss to MFFO:
Net loss	$(1,810,747)	(933,641)
Depreciation and amortization	954,594	1,091,161
FFO	(856,153)	157,520
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(49,154)	(252,679)
Depreciation and amortization attributable to noncontrolling interest	(132,965)	(132,204)
FFO attributable to common stockholders	(1,038,272)	(227,363)
Amortization of deferred financing costs and debt discounts and premiums as interest	64,364	29,539
MFFO attributable to common stockholders	$(973,908)	$(197,824)

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2026, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company during the three months ended March 31, 2026.

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

During the three months ended March 31, 2026, we fulfilled repurchase requests and repurchased K-Shares pursuant to the A&R SRP as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	Available that may yet
	Shares Requested to	Average Price	Average Price	be Repurchased under
Period	be Repurchased	Paid per Share	Paid per Share	the Program
January 2026	14,605	$—	—	(1)
February 2026	31,505	$10.17	20,238	(1)
March 2026	28,482	$—	—	(1)
	74,592		20,238

(1)

The number of shares that may be repurchased pursuant to the A&R SRP during any calendar year is limited to 5.0% of the weighted average number of K Shares, K-I Shares, and K-T Shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which repurchases are being paid (provided, however, that while shares subject to a repurchase requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be repurchased, shares subject to a repurchase requested upon the death of a stockholder will not be subject to the percentage cap). We also will limit repurchases to the net proceeds received pursuant to the DRIP.

During the three months ended March 31, 2026, we repurchased approximately $194,074 of K Shares and $11,746 of K-I Shares. As of March 31, 2026, there were 115 outstanding and unfulfilled repurchase requests for 409,184 K Shares and 35,144 K-I Shares. Refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for details on our share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

10.1

Second Amended and Restated Advisory Agreement by and among Procaccianti Hotel REIT, Inc., Procaccianti Hotel REIT, L.P. and Procaccianti Hotel Advisors, LLC, dated as of January 19, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2026, and incorporated herein by reference).

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

PROCACCIANTI HOTEL REIT, INC.

Date: May 11, 2026	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)