Form 10-Q
period 2026-06-30
PROCACCIANTI HOTEL REIT, INC.
filed 2026-08-12
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 3,849,144 shares of the Registrant’s Class K common stock issued and outstanding, 1,459,713 shares of the Registrant’s Class K-I common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Property and equipment, net	$91,096,660	$92,460,809
Cash	5,865,371	7,212,093
Restricted cash	4,292,734	3,650,865
Accounts receivable, net	546,378	196,765
Due from related parties	27,296	—
Prepaid expenses and other assets, net	1,710,512	980,454
Total Assets	$103,538,951	$104,500,986
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$66,596,987	$66,689,086
Accounts payable, accrued expenses and other, net	4,609,767	2,815,211
Due to related parties	2,502,903	2,241,818
Total Liabilities	73,709,657	71,746,115
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,388,179	1,413,060
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,838,352 and 3,852,602 shares issued and outstanding, respectively	38,384	38,527
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,451,023 and 1,435,319 shares issued and outstanding, respectively	14,510	14,353
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,351,279	47,364,893
Cumulative income	4,119,482	5,244,084
Cumulative distributions	(26,916,101)	(25,023,315)
Total Stockholders’ Equity	24,614,618	27,645,606
Noncontrolling interest	3,826,497	3,696,205
Total Equity	28,441,115	31,341,811
Total Liabilities and Stockholders’ Equity	$103,538,951	$104,500,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rooms	$7,624,728	$8,089,157	$12,103,549	$13,303,498
Food and beverage	811,931	705,152	1,171,792	1,064,238
Other operating	462,922	378,411	775,953	651,958
Total revenues	8,899,581	9,172,720	14,051,294	15,019,694
Expenses
Rooms	1,541,186	1,545,287	2,782,441	2,913,270
Food and beverage	526,797	435,986	884,889	774,378
Other property expenses	2,976,063	2,941,912	5,588,111	5,494,973
Property management fees to affiliates	265,989	275,311	419,299	450,973
Corporate general and administrative	336,045	350,851	646,486	635,626
Other fees to affiliates	236,571	233,100	482,941	466,214
Depreciation and amortization	954,306	983,663	1,908,900	2,074,824
Total expenses	6,836,957	6,766,110	12,713,067	12,810,258
Operating income	2,062,624	2,406,610	1,338,227	2,209,436
Interest expense, net	(1,070,069)	(1,001,140)	(2,154,819)	(1,954,494)
Net income (loss) before income taxes	992,555	1,405,470	(816,592)	254,942
Income tax (expense) benefit	(5,000)	7,732	(6,600)	224,619
Net income (loss)	987,555	1,413,202	(823,192)	479,561
Net income attributable to noncontrolling interest	252,256	219,609	301,410	472,288
Net income (loss) attributable to common stockholders	$735,299	$1,193,593	$(1,124,602)	$7,273
Net income (loss) attributable to Class K common stockholders – basic and diluted	$485,297	$785,296	$(693,779)	$32,768
Net income (loss) per Class K common share – basic and diluted	$0.13	$0.20	$(0.18)	$0.01
Weighted average number of Class K common shares outstanding – basic and diluted	3,847,759	3,874,116	3,851,276	3,878,359
Net income (loss) attributable to Class K-I common stockholders – basic and diluted	$182,721	$286,921	$(260,179)	$11,927
Net income (loss) per Class K-I common share – basic and diluted	$0.13	$0.20	$(0.18)	$0.01
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,448,729	1,415,477	1,444,298	1,411,608
Net income (loss) attributable to Class A common stockholders – basic and diluted	$73,330	$117,853	$(104,736)	$4,913
Net income (loss) per Class A common share – basic and diluted	$0.13	$0.20	$(0.18)	$0.01
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410	581,410	581,410
Net income (loss) attributable to Class B common stockholders – basic and diluted	$(6,049)	$3,523	$(65,908)	$(42,335)
Net income (loss) per Class B common share – basic and diluted	$(0.05)	$0.03	$(0.53)	$(0.34)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2025	3,852,602	$38,527	1,435,319	$14,353	—	$—	581,410	$5,814	125,000	$1,250	$47,364,893	$5,244,084	$(25,023,315)	$27,645,606	$3,696,205	$31,341,811
Issuance of common stock	750	7	—	—	—	—	—	—	—	—	(7)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,984	120	8,805	88	—	—	—	—	—	—	200,605	—	—	200,813	—	200,813
Repurchase of common stock	(19,083)	(191)	(1,155)	(12)	—	—	—	—	—	—	(205,617)	—	—	(205,820)	—	(205,820)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,859,901)	—	(1,859,901)	89,730	(1,770,171)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(956,800)	(956,800)	—	(956,800)
BALANCE, March 31, 2026	3,846,253	$38,463	1,442,969	$14,429	—	$—	581,410	$5,814	125,000	$1,250	$47,359,874	$3,384,183	$(25,980,115)	$24,823,898	$3,785,935	$28,609,833
Issuance of common stock pursuant to distribution reinvestment plan	11,336	113	8,562	86	—	—	—	—	—	—	192,021	—	—	192,220	—	192,220
Repurchase of common stock	(19,237)	(192)	(508)	(5)	—	—	—	—	—	—	(200,616)	—	—	(200,813)	—	(200,813)
Net income	—	—	—	—	—	—	—	—	—	—	—	735,299	—	735,299	236,562	971,861
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(935,986)	(935,986)	(196,000)	(1,131,986)
BALANCE, June 30, 2026	3,838,352	$38,384	1,451,023	$14,510	—	$—	581,410	$5,814	125,000	$1,250	$47,351,279	$4,119,482	$(26,916,101)	$24,614,618	$3,826,497	$28,441,115

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2024	3,883,025	$38,831	1,399,796	$13,998	—	$—	581,410	$5,814	125,000	$1,250	$47,363,988	$3,706,881	$(18,845,484)	$32,285,278	$4,520,864	$36,806,142
Issuance of common stock	750	8	—	—	—	—	—	—	—	—	(8)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,598	116	9,607	96	46	—	—	—	—	—	204,628	—	—	204,840	—	204,840
Repurchase of common stock	(20,144)	(201)	—	—	—	—	—	—	—	—	(204,662)	—	—	(204,863)	—	(204,863)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,186,320)	—	(1,186,320)	278,050	(908,270)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(952,609)	(952,609)	(294,000)	(1,246,609)
BALANCE March 31, 2025	3,875,229	$38,754	1,409,403	$14,094	46	$—	581,410	$5,814	125,000	$1,250	$47,363,946	$2,520,561	$(19,798,093)	$30,146,326	$4,504,914	$34,651,240
Issuance of common stock pursuant to distribution reinvestment plan	11,433	114	9,513	95	—	—	—	—	—	—	202,121	—	—	202,330	—	202,330
Repurchase of common stock	(19,478)	(195)	(672)	(7)	—	—	—	—	—	—	(204,638)	—	—	(204,840)	—	(204,840)
Net Income	—	—	—	—	—	—	—	—	—	—	—	1,193,593	—	1,193,593	194,086	1,387,679
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(935,238)	(935,238)	(392,000)	(1,327,238)
BALANCE June 30, 2025	3,867,184	$38,673	1,418,244	$14,182	46	$—	581,410	$5,814	125,000	$1,250	$47,361,429	$3,714,154	$(20,733,331)	$30,402,171	$4,307,000	$34,709,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(823,192)	$479,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,908,900	2,074,824
Amortization of deferred financing costs and debt discount as interest	128,728	105,861
Amortization of key money loans	(26,750)	(26,750)
Changes in operating assets and liabilities:
Accounts receivable	(349,613)	82,594
Due from related parties	(27,296)	—
Prepaid expenses and other assets	(737,795)	(950,906)
Accounts payable, accrued expenses and other	1,821,309	1,599,994
Due to related parties	261,084	258,048
Net cash provided by operating activities	2,155,375	3,623,226
Cash Flow from Investing Activities:
Capital improvements	(537,015)	(765,146)
Cash used in investing activities	(537,015)	(765,146)
Cash Flows from Financing Activities:
Payments of mortgage notes principal	(220,827)	(289,199)
Distributions to stockholders	(1,499,753)	(1,480,676)
Distributions to noncontrolling interest	(196,000)	(686,000)
Repurchase of common stock	(406,633)	(409,703)
Net cash used in financing activities	(2,323,213)	(2,865,578)
Decrease in cash and restricted cash	(704,853)	(7,498)
Cash and restricted cash, beginning of period	10,862,958	11,061,557
Cash and restricted cash, end of period	$10,158,105	$11,054,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2026	2025
Cash	$5,865,371	$7,491,903
Restricted cash	4,292,734	3,562,156
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$10,158,105	$11,054,059

The Company paid the following amounts for interest and income taxes:

	Six Months Ended June 30,
	2026	2025
Cash paid for interest	$2,096,373	$1,935,545
Cash paid for income taxes	$6,400	$8,400

Supplemental Disclosure of Noncash Transactions

	Six Months Ended June 30,
	2026	2025
Common stock issued pursuant to distribution reinvestment plan	$393,033	$407,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company acquired a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (the “U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of our business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. We are externally managed by Procaccianti Hotel Advisors, LLC (“PHA“) pursuant to the Second Amended and Restated Advisory Agreement by and among us, our Operating Partnership and PHA, dated January 19, 2026 (as amended, the “Advisory Agreement”). PHA is an affiliate of our sponsor, Procaccianti Companies, Inc. (“Sponsor”).

As of June 30, 2026, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through June 30, 2026, the Company received approximately $43,294,634 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $2,580,063 of K Shares, $1,841,847 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At June 30, 2026, the assets of the Company’s VIEs were $60,179,070, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At June 30, 2026, the liabilities of the Company’s VIEs were $45,238,334, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of June 30, 2026, the estimated fair value of the mortgage notes payable was $65,468,791 compared to the carrying value of $67,093,822. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At June 30, 2026 and 2025, reserves for property taxes were $1,263,630 and $1,178,004, respectively, reserves for capital improvements were $2,873,082 and $2,220,100, respectively, and reserves for insurance were $100,856 and $53,852, respectively. The Company also included $55,166 and $110,200 of guest advance deposits as restricted cash at June 30, 2026 and 2025, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At June 30, 2026, the Company had no material uncertain tax positions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of June 30, 2026, 6,750 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated EPS for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$735,299	$1,193,593	$(1,124,602)	$7,273
Less: Class K Common Stock dividends declared and accumulated	671,512	676,113	1,336,868	1,346,264
Less: Class K-I Common Stock dividends declared and accumulated	252,833	247,029	501,350	490,001
Less: Class A Common Stock dividends declared and accumulated	101,468	101,468	201,821	201,821
Undistributed Net income (loss)	$(290,514)	$168,983	$(3,164,641)	$(2,030,813)
Class K Common Stock:
Undistributed Net income (loss)	$(186,215)	$109,183	$(2,030,647)	$(1,313,496)
Class K Common Stock dividends declared and accumulated	671,512	676,113	1,336,868	1,346,264
Net income (loss)	$485,297	$785,296	$(693,779)	$32,768
Net income (loss) per common share, basic and diluted	$0.13	$0.20	$(0.18)	$0.01
Weighted average number of common shares outstanding, basic and diluted	3,847,759	3,874,116	3,851,276	3,878,359
Class K-I Common Stock:
Undistributed Net income (loss)	$(70,112)	$39,892	$(761,529)	$(478,074)
Class K-I Common Stock dividends declared and accumulated	252,833	247,029	501,350	490,001
Net income (loss)	$182,721	$286,921	$(260,179)	$11,927
Net income (loss) per common share, basic and diluted	$0.13	$0.20	$(0.18)	$0.01
Weighted average number of common shares outstanding, basic and diluted	1,448,729	1,415,477	1,444,298	1,411,608
Class A Common Stock:
Undistributed Net income (loss)	$(28,138)	$16,385	$(306,557)	$(196,908)
Class A Common Stock dividends declared and accumulated	101,468	101,468	201,821	201,821
Net income (loss)	$73,330	$117,853	$(104,736)	$4,913
Net income (loss) per common share, basic and diluted	$0.13	$0.20	$(0.18)	$0.01
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410	581,410	581,410
Class B Common Stock:
Undistributed Net income (loss)	$(6,049)	$3,523	$(65,908)	$(42,335)
Net income (loss) per common share, basic and diluted	$(0.05)	$0.03	$(0.53)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. While the adoption of ASU 2024-03 is not expected to have an impact on the Company's consolidated financial statements, it is expected to result in incremental disclosures within the notes to the Company's consolidated financial statements.

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of June 30, 2026:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,813,833
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,777,267
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$19,200,000
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,702,722

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington (the “Springhill Suites Wilmington”) and the Staybridge Suites St. Petersburg (the “Staybridge Suites St. Petersburg”). The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Land	$14,450,538	$14,450,538
Building and improvements	89,866,077	89,727,618
Furniture, fixtures, and equipment	14,681,786	14,283,230
Total cost	118,998,401	118,461,386
Accumulated depreciation	(27,901,741)	(26,000,577)
Property and equipment, net	$91,096,660	$92,460,809

Depreciation expense for the three months ended June 30, 2026 and 2025 was $950,438 and $979,792, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $1,901,164 and $2,067,087, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at June 30, 2026, is a $12,777,267 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,813,833 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,600,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $19,200,000 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and a $8,702,722 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed (pursuant to a customary carveout/bad acts guaranty) by the Company and cross-collateralized by the Wilmington Note. As of June 30, 2026, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were compliant with the loan obligations under the St. Petersburg Note, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of June 30, 2026, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were compliant with the loan obligations under the Wilmington Note, including applicable covenants, and all required payments have been made as agreed.

The TCI Note was refinanced as of June 6, 2024 (the “Refinancing Loan”). The TCI Note interest rate from June 6, 2024 to May 5, 2026 had a fixed per annum rate equal to 7.025%. On May 6, 2026, PHR TCI, LLC, as borrower, and Beacon Bank & Trust, successor by merger to Berkshire Bank, as lender, entered into a Change in Terms Agreement with respect to the Refinancing Loan and the TCI Note. Effective as of the date of the Change in Terms Agreement, the interest rate applicable to the Refinancing Loan was reduced to a fixed rate of 6.50% per annum for the remainder of the initial term of the Refinancing Loan, which currently matures on June 6, 2027. The TCI Note provides for interest only payments for the initial three-year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2027. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of June 30, 2026, the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were compliant with the loan obligations under the TCI Note, including applicable covenants, and all required payments have been made as agreed.

The HGI Note was refinanced as of July 10, 2025. The HGI Note bears interest at a fixed rate of 6.10% through July 10, 2030, the maturity date. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of June 30, 2026, the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were compliant with the loan obligations under the HGI Note, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, requires monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. As of June 30, 2026, the Operating Partnership and its subsidiary for the Cherry Tree Inn were compliant with the loan obligations under the CTI Note, including applicable covenants, and all required payments have been made as agreed.

Interest expense on mortgage notes payable for the three months ended June 30, 2026 and 2025 was $1,015,328 and $950,944, respectively. Interest expense on mortgage notes payable for the six months ended June 30, 2026 and 2025 was $2,051,855 and $1,908,858, respectively.

Also included in mortgage notes payable as of June 30, 2026 is $1,066,089 of deferred financing costs. For the three months ended June 30, 2026, the Company recognized $64,364 of interest expense relating to the amortization of deferred financing costs. For the three months ended June 30, 2025, the Company recognized $76,321 of interest expense relating to the amortization of deferred financing costs. For the six months ended June 30, 2026, the Company recognized $128,728 of interest expense related to the amortization of deferred financing costs. For the six months ended June 30, 2025, the Company recognized $127,913 of interest expense relating to the amortization of deferred financing costs, offset by $22,052 relating to the amortization of the fair value of debt premium.

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

The Company entered into the Second Amended and Restated Advisory Agreement in order to, among other things, (i) remove the deadline pursuant to which the asset management fee payable to the Advisor would cease to accrue, and (ii) remove the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to the advisor would cease to accrue. The Second Amended and Restated Advisory Agreement removes the deadline from the Amended and Restated Advisory Agreement by which the asset management fee payable to the Advisor would cease to accrue, which was August 13, 2026, the fifth anniversary of the date the Company’s public offering was terminated (the “Fifth Anniversary”). Additionally, the Second Amended and Restated Advisory Agreement removed the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to the Advisor would cease to accrue, which was August 13, 2026.

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended June 30, 2026 and 2025, the Sponsor requested reimbursement for $49,993 and $48,647, respectively, of such administrative service expenses. During the six months ended June 30, 2026 and 2025, the Sponsor requested reimbursement for $110,474 and $97,995, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

Acquisition Fee

The Company will pay PHA acquisition fees as described below:

Acquisition Fee: Fee for providing services including selecting, evaluating and acquiring potential investments (the “acquisition fee”). The total acquisition fee payable to PHA shall equal 1.5% of the Gross Contract Purchase Price of an investment, which as defined in the Advisory Agreement, represents the amount actually paid or allocated in respect of the purchase of an investment, inclusive of acquisition expenses and any indebtedness assumed or incurred. Payment of such fee will be deferred until the occurrence of a (i) liquidation event (i.e., any voluntary or involuntary liquidation or dissolution of the Company, including as a result of the sale of all or substantially all of the Company’s assets for cash or other consideration), (ii) the Company’s sale or merger in a transaction that provides stockholders with cash, securities or a combination of cash and securities, (iii) the listing of the Company’s shares of common stock on a national securities exchange, or (iv) the termination of the Advisory Agreement, other than for cause, or the non-renewal of the Advisory Agreement. The preceding clauses (ii) and (iii) are defined as an “Other Liquidity Event.”

No acquisition fees were incurred during the three months ended June 30, 2026 and 2025. As of June 30, 2026 and 2025, there were $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,611 and $18,611, respectively, for the three months ended June 30, 2026 and 2025 and $37,017 and $37,017, respectively, for the six months ended June 30, 2026 and 2025. These amounts are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended June 30, 2026 and 2025, the Company incurred $186,579 and $184,454, respectively, in asset management fees. For the six months ended June 30, 2026 and 2025, the Company incurred $372,468 and $368,219, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $2,791 and $2,759 for the three months ended June 30, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $5,541 and $5,478 for the six months ended June 30, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of operations. At June 30, 2026 and 2025, asset management fees and interest payable of $189,370 and $187,213, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three months ended June 30, 2026 and 2025.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of June 30, 2026 and 2025 were paid directly by the Company and there have been no reimbursements to PHA.

Organization and Offering Costs

Organization and offering costs (“O&O Costs”) include selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, as well as legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company’s transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals. For more information regarding selling commissions, dealer manager fees, stockholder servicing fees and any other elements of underwriting compensation, see Note 6 – “Stockholders’ Equity.”

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

The terms of the in-place management agreements for the Staybridge Suites St. Petersburg and the Springhill Suites Wilmington expire on March 28, 2027. The term of the in-place management agreement for the Hotel Indigo Traverse City expires on August 15, 2027. The term of the in-place management agreement for the Hilton Garden Inn Providence expires on February 26, 2027, with two additional automatic one-year extensions. The term of the in-place management agreement for the Cherry Tree Inn expires on June 3, 2031, with four additional automatic one-year extensions.

Aggregate property management fees incurred were $265,989 and $275,311 for the three months ended June 30, 2026 and 2025, respectively, and $419,299 and $450,973 for the six months ended June 30, 2026 and 2025, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of June 30, 2026 and 2025, $111,840, and $137,186, respectively, of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheets. Aggregate net reimbursements for certain expenses were $225,083 and $153,641 for the three months ended June 30, 2026 and 2025, respectively, and $424,327 and $348,456 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, $49,427 of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended June 30, 2026 and 2025, the Company paid $312,837 and $440,145, respectively, to TPG Risk Services, LLC (“TPG”), an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the six months ended June 30, 2026 and 2025, the Company paid $442,499 and $516,713, respectively, to TPG for the reimbursement of prepaid insurance at the hotel properties. As of June 30, 2026 and 2025, the Company had $208,507 and $108,145, respectively, due to TPG included in the due to related parties balance.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the three months ended June 30, 2026 and 2025, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $66,500 and $3,810 respectively, and $72,790 and $3,810 during the six months ended June 30, 2026 and 2025, respectively for capital expenditure costs incurred at the hotel properties. As of June 30, 2026 and 2025, $49,975 and $560, respectively, of construction reimbursements were included in the due to related parties balance on the condensed consolidated balance sheets.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three months ended June 30, 2026 and 2025.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.75% and 4.66% for the three months ended June 30, 2026 and 2025, respectively, and 4.66% and 4.59% for the six months ended June 30, 2026 and 2025.The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025, respectively. Interest expense was $1,115 and $1,094 for the three months ended June 30, 2026 and 2025, respectively, $2,178 and $2,144 for the six months ended June 30, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of June 30, 2026, the Company had issued 264,645 K Shares, 188,320 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $2,580,063, $1,841,847 and $72,561, respectively. As of June 30, 2025, the Company had issued 217,669 K Shares, 151,719 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $2,126,282, $1,488,284 and $72,561, respectively.

The Company had issued 2,250 and 2,000 restricted K Shares to each of the Company’s three independent directors for a total of 6,750 and 6,000 restricted K Shares as of June 30, 2026 and 2025, respectively, in connection with the Company’s long-term incentive plan, as described below.

As of June 30, 2026 and 2025, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of June 30, 2026 and 2025. As of June 30, 2026 and 2025, the Company had sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and had sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

As of June 30, 2026 and 2025, pursuant to Section 5.2.7 of the Company’s charter, 65,694 K-T Shares converted to 66,225 K Shares.

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

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of June 30, 2026 and 2025, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer managers fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the Registration Statement. As of June 30, 2026 and 2025, the Company recognized $17,632 of stockholder servicing fees in connection with the Public Offering.

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

The purchase price for repurchased shares will be adjusted for any stock dividends, combinations, splits, recapitalizations, or similar corporate actions with respect to the Company’s common stock. If the Company has sold any properties and has made one or more special distributions to stockholders of all or a portion of the net proceeds from such sales, the per share repurchase price will be reduced by the net sale proceeds per share distributed to stockholders prior to the Repurchase Date to the extent such distributions are not used to pay accumulated, accrued and unpaid distributions on such K Shares, K-I Shares and K-T Shares. The Company’s board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While the Company’s board of directors does not have specific criteria for determining a special distribution, the Company expects that a special distribution will occur only upon the sale of a property and the subsequent distribution of net sale proceeds.

The Company generally repurchases shares approximately 45 days following the end of the applicable quarter in which requests were received.

During the three months ended June 30, 2026 and 2025, we repurchased approximately $195,642 and $198,049 of K Shares and $5,171 and $6,791 of K-I Shares, respectively. Subsequent to June 30, 2026, and through August 12, 2026, pursuant to the DRIP Offering, we sold approximately 10,792 K Shares at a weighted average price of $9.66 per share for gross proceeds of $104,254 and approximately 8,690 K-I Shares at a weighted average price of $9.66 per share for gross proceeds of $83,946 for total gross proceeds of 188,200 in the DRIP Offering.

As of June 30, 2026 and 2025, there were 124 and 81 outstanding and unfulfilled repurchase requests for 410,144 and 309,814 K Shares and 51,794 and 27,078 K-I Shares, respectively. The following tables reflect the activity resulting in the repurchase requests outstanding at June 30, 2026:

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	Year/Quarter	Repurchases		Year/Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	June 30, 2026
K	2023	122,684	(1)	2023	32,297	$369,950	$11.45	-	-
				2024	23,798	$273,831	$11.51	-	-
				5/21/2025	1,603	$7,019	$10.17	-	-
				9/2/2025	1,565	$15,917	$10.17	671	-
				12/8/2025	2,895	$29,455	$10.17	-	-
				3/6/2026	1,892	$19,246	$10.17	6,937
				6/1/2026	682	$6,929	$10.17		50,344
K	2024	282,359	(1)	2024	48,967	$511,412	$10.44	-	-
				2/13/2025	20,144	$204,863	$10.17	2,457
				5/21/2025	13,033	$132,512	$10.17	-	-
				9/2/2025	4,589	$46,672	$10.17	14,079	-
				12/8/2025	8,266	$84,064	$10.17	1,366	-
				3/6/2026	6,061	$61,634	$10.17	658
				6/1/2026	2,174	$22,098	$10.16		160,565
K	3/31/2025	20,042	(1)	5/21/2025	4,842	$49,241	$10.17	-	-
				9/2/2025	370	$3,762	$10.17	-	-
				12/8/2025	685	$6,961	$10.17	-	-
				3/6/2026	506	$5,145	$10.17	-
				6/1/2026	182	$1,852	$10.17		13,457
K	6/30/2025	32,542	(1)	9/2/2025	12,746	$129,628	$10.17	9,757	-
				12/8/2025	463	$4,712	$10.17	-	-
				3/6/2026	342	$3,483	$10.17	-
				6/1/2026	123	$1,253	$10.17		9,111
K	9/30/2025	40,889	(1)	12/8/2025	6,656	$67,696	$10.17	-
				3/6/2026	1,225	$12,452	$10.17	-
				6/1/2026	441	$4,482	$10.17	-	32,567
K	12/31/2025	78,008	(1)	3/6/2026	9,057	$92,114	$10.17	-
				6/1/2026	921	$9,363	$10.17		68,030
K	3/31/2026	67,654	(1)	6/1/2026	14,716	$149,665	$10.17	-	52,938
K	6/30/2026	23,132	(1)	TBD	-	$-	$-	-	23,132
Total K Share repurchase requests outstanding									410,144

	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	Year/Quarter	Repurchases		Year/Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	June 30, 2026
K-I	2023	7,186	(1)	2023	2,142	$24,628	$11.50	1,036	-
				2024	954	$10,771	$11.29	-	-
				5/21/2025	74	$747	$10.07	-	-
				9/2/2025	73	$737	$10.17	-	-
				12/8/2025	134	$1,365	$10.17	-	-
				3/6/2026	99	$1,009	$10.17	-
				6/1/2026	36	$364	$10.17		2,638
K-I	2024	19,853	(1)	2024	158	$1,823	$11.53	-	-
				5/21/2025	474	$4,820	$10.17	-	-
				9/2/2025	433	$4,406	$10.17	1,420	-
				12/8/2025	801	$8,152	$10.17
				3/6/2026	593	$6,026	$10.17
				6/1/2026	213	$2,170	$10.17		15,761
K-I	3/31/2025	5,000	(1)	5/21/2025	123	$1,224	$9.92	-	-
				9/2/2025	119	$1,207	$10.17	-	-
				12/8/2025	220	$2,234	$10.17	-	-
				3/6/2026	162	$1,651	$10.17	-
				6/1/2026	58	$594	$10.17		4,318
K-I	9/30/2025	8,208	(1)	12/8/2025	379	$3,853	$10.17	-
				3/6/2026	280	$2,847	$10.17	-
				6/1/2026	101	$1,025	$10.17	-	7,448
K-I	12/31/2025	588	(1)	3/6/2026	21	$213	$10.17	-
				6/1/2026	8	$76	$10.17		559
K-I	3/31/2026	6,939	(1)	6/1/2026	93	$942	$10.17	-	6,846
K-I	6/30/2026	14,224	(1)	TBD	-	$-	$-	-	14,224
Total K-I Share repurchase requests outstanding									51,794

(1)	Our board of directors determined that the funding limitation under the A&R SRP was reached in the referenced quarter with respect to share repurchase requests, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Distributions

During the six months ended June 30, 2026, the Company’s board of directors authorized the payment of K Share distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	OP Unit	Total
2/11/2026	12/31/2025	2/3/2026	2/10/2026	$0.001917808	$681,398	$252,796	$22,606	$956,800
4/29/2026	3/31/2026	4/27/2026	4/28/2026	$0.001917808	665,355	248,516	22,115	935,986
					$1,346,753	$501,312	$44,721	$1,892,786

During the six months ended June 30, 2025, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	OP Unit	Total
1/17/2025	12/31/2024	1/14/2025	1/16/2025	$0.001912568	$684,394	$245,671	$22,544	$952,609
5/1/2025	3/31/2025	4/25/2025	4/30/2025	$0.001917808	670,151	242,972	22,115	935,238
					$1,354,545	$488,643	$44,659	$1,887,847

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

On July 21, 2026, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares and K-I Shares outstanding as of June 30, 2026, to the holders of record of K Shares and K-I Shares as of the close of business on August 3, 2026. With respect to the K Shares and K-I Shares outstanding as of June 30, 2026, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since March 31, 2026 was $671,512, or $0.001917808 per K Share per day and $252,833, or $0.001917808 per K-I Share per day, respectively. Such distributions were paid to stockholders in cash or in additional shares pursuant to the DRIP on August 4, 2026.

On July 21, 2026, the Company’s board of directors authorized the payment of distributions with respect to the Class K OP Units outstanding as of June 30, 2026, to the holders of record of Class K OP Units as of the close of business on August 3, 2026. With respect to the Class K OP Units outstanding as of June 30, 2026, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since March 31, 2026 was $22,360, or $0.001917808 per Class K OP Unit. Such distributions were paid to stockholders in cash on August 4, 2026.

Note 7 - Income Taxes

The Company recognized a consolidated income tax expense of $5,000 and an income tax benefit of $7,732 for the three months ended June 30, 2026 and 2025, respectively. The Company recognized a consolidated income tax expense of $6,600 and an income tax benefit of $224,619 for the six months ended June 30, 2026 and 2025, respectively.  These amounts relate to the operations of the Company’s TRSs.

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

The CODM uses consolidated net income (loss) to assess the segment’s overall performance, with specific focus on the segment revenue and expenses associated with the Company’s hotel operations. The table below includes information about the Company’s segment, including significant segment expenses, and a reconciliation to net income (loss).

	Three Months Ended June 30		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Total revenue	$8,899,581	$9,172,720	$14,051,294	$15,019,694
Operating expenses:
Rooms	1,541,186	1,545,287	2,782,441	2,913,270
Food and beverage	526,797	435,986	884,889	774,378
Other property operating expenses	2,976,063	2,941,912	5,588,111	5,494,973
Property management fees to affiliates	265,989	275,311	419,299	450,973
Other segment expenses (1)	1,526,922	1,567,614	3,038,327	3,176,664
Operating income:	2,062,624	2,406,610	1,338,227	2,209,436
Non-operating expenses:
Interest expense, net	(1,070,069)	(1,001,140)	(2,154,819)	(1,954,494)
Income tax (expense) benefit	(5,000)	7,732	(6,600)	224,619
Segment and consolidated net income (loss)	$987,555	$1,413,202	$(823,192)	$479,561

(1)	Other segment expenses include corporate general and administrative, other fees to affiliates and depreciation and amortization.

Note 9 – Subsequent Events

Subsequent to June 30, 2026, the board of directors of the Company, including all independent directors of the Company, after review of the performance of PHA during the last year, authorized the Company to execute a mutual consent to renew the Second Amended and Restated Advisory Agreement (as renewed, the “Advisory Agreement”), by and among the Company, the Operating Partnership, and PHA, for a one-year term commencing August 2, 2026.

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

Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the impact of supply chain disruptions on our ability to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
●	our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
●	our ability to comply with contractual covenants;
●	cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendor’s computer systems, and our third-party management companies’ or franchisors’ computer systems and/or their vendors’ computer systems;
●	the impacts of artificial intelligence related to data privacy;
●	business, financial and operating risks inherent to real estate investments and the hospitality industry;
●	seasonal and cyclical volatility relating to the hospitality industry;
●	adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related business and corporate spending that may negatively impact our revenues and results of operations;
●	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, including but not limited to oil and gas prices;
●	domestic and global political risks and uncertainties, including the war in Ukraine, tensions between China and the United States, unrest in the Middle East and other economic disruptions and U.S. and global recession concerns, on our financial condition and results of operations;

●	inflation which increases labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance, which could result in reduced operating profit margins;
●	events beyond our control, such as war, terrorist or cyber-attacks, pandemics or epidemics, mass casualty events, government shutdowns, travel-related health concerns, extreme weather, and natural disasters;
●	changes in economic conditions generally and the real estate and debt markets specifically;
●	our ability to obtain financing on acceptable terms;
●	our levels of debt and the terms and limitations imposed on us by our debt agreements;
●	our ability to successfully identify and acquire properties on terms that are favorable to us;
●	risks inherent in the real estate business, including potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	changes in demand for rooms at our hotel properties;
●	the fact that we pay fees and expenses to Procaccianti Hotel Advisors, LLC (“PHA”) and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
●	our ability to retain our executive officers and other key personnel of PHA, our property manager and other affiliates of our advisor;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	legislative or regulatory changes (including changes to the laws governing the taxation of REITs (as defined below));
●	the availability of capital;
●	changes in interest rates; and
●	changes to U.S. generally accepted accounting principles (“GAAP”).

Other risks include those described under the section entitled Item 1A. “Risk Factors” of Part I of our Annual Report and subsequent quarterly reports. Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. These risks and uncertainties may be amplified by macroeconomic events, including but not limited to the conflict between Russia and Ukraine, Iran and Israel, the Hamas-Israel war, international trade relations and trade policy, including those related to tariffs, rising interest rates and inflation. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of June 30, 2026, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a REIT under the Code, commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through June 30, 2026, the Company received approximately $43,294,634 in gross proceeds from the sale of K Shares, K-I Shares, and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $2,580,063 of K Shares, $1,841,847 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

		Estimated Per Share NAV
Valuation Date	Effective Date	Class K	Class K-I	Class K-T	Class A	Class B
March 31, 2026	June 11, 2026	$10.17	$10.17	-	$5.91	$0.00
March 31, 2025	June 25, 2025	$10.17	$10.17	-	$7.14	$0.00
March 31, 2024	June 17, 2024	$10.17	$10.17	$12.23	$9.82	$0.00
March 31, 2023	June 27, 2023	$11.53	$11.53	$11.96	$22.76	$14.77
March 31, 2022	June 27, 2022	$10.29	$10.29	$10.29	$13.34	$1.25

Components of NAV	March 31, 2026
Real Estate	$127,050,000
Mortgage Notes Payable	(67,175,983)
Other Assets	10,398,757
Other Liabilities	(5,149,920)
Noncontrolling Interest	(6,602,004)
NAV	$58,520,850

Components of NAV by Share Class	March 31, 2026
	Class K	Class K-I	Class A	Class B	Total
Accrued Unpaid Distributions	$662,560	$251,480	$712,946	$-	$1,626,986
Liquidation Preference	39,743,768	14,429,689	2,720,407	-	$56,893,864
Remaining Distribution Allocation	-	-	-	-	$-
NAV	$40,406,328	$14,681,169	$3,433,353	$-	$58,520,850
Shares Outstanding	3,974,377	1,442,969	581,410	125,000
Estimated Per Share NAV	$10.17	$10.17	$5.91	$0.00

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended June 30, 2026 and 2025, the Sponsor requested reimbursement for $49,993 and $48,647, respectively, of such administrative service expenses. Of these amounts, $27,243 is included in due to related parties on the condensed consolidated balance sheet as of June 30, 2026.

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

During each of the twelve months ended March 31, 2026 and June 30, 2026, our total operating expenses were less than 2% of our average invested assets but exceeded 25% of our net income. During each of the twelve months ended December 31, 2025, September 30, 2025, June 30, 2025, and March 31, 2025, our total operating expenses were less than 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $1,370,725 and incurred an Excess Amount of approximately $218,113 during the twelve months ended June 30, 2026. We incurred operating expenses of approximately $1,385,531 and incurred an Excess Amount of approximately $122,157 during the twelve months ended March 31, 2026. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for the twelve months ended June 30, 2026 and March 31, 2026 was justified as unusual and non-recurring.

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

Market Outlook

While destination and leisure travel have rebounded and remain resilient, business travel continues to recover at a more measured pace. Corporate travel is showing signs of improvement, although the recovery remains uneven across markets and customer segments. Ongoing headwinds—including elevated interest rates, inflation, higher insurance premiums, increased labor costs, geopolitical uncertainty, and energy-price volatility—continue to pressure corporate travel budgets and hotel operating margins. These factors are likely to result in a gradual rather than rapid recovery in business travel throughout the remainder of 2026.

The U.S. lodging industry has historically exhibited a strong correlation with U.S. economic growth. The economic environment entering the second half of 2026 remains positive, although growth has moderated. According to the U.S. Bureau of Economic Analysis, real U.S. GDP increased at an annualized rate of 2.1% in the first quarter of 2026, followed by 1.5% in the second quarter based on the advance estimate. CBRE expects approximately 2.0% full-year GDP growth, with softer labor-market conditions and continued concerns surrounding government debt, consumer spending and business investment.

Air travel data provides further evidence of continued underlying demand. Transportation Security Administration (“TSA”) checkpoint throughput remained well above pre-pandemic levels throughout the first half of 2026. Average daily throughput increased from approximately 2.12 million passengers in January to 2.29 million in February and 2.53 million in March, remaining near 2.5 million per day in April and May. January throughput was approximately 6.8% above January 2019, while February through May remained approximately 6%–11% above comparable 2019 levels.

These volumes indicate that travel demand remains fundamentally healthy, although growth is normalizing following the exceptionally strong post-pandemic recovery. Domestic air travel has experienced some year-over-year softness, suggesting that airlines and consumers are becoming more price-sensitive even as overall passenger volumes remain historically strong.

The conflict involving Iran and disruptions to Middle Eastern airspace continue to materially affect international travel, particularly through major Gulf connecting hubs. Although airline operations subsequently recovered substantially, continued geopolitical instability could negatively affect international visitation to the U.S., particularly in gateway and destination markets dependent on overseas travelers.

Overall, the outlook for the U.S. lodging industry remains cautiously constructive for the balance of 2026. The economy continues to expand, TSA throughput remains substantially above pre-pandemic levels, leisure demand remains resilient, and group and event-driven travel provide meaningful sources of incremental demand. At the same time, moderating GDP growth, elevated operating costs, uneven business-travel recovery, softer international visitation, and geopolitical uncertainty are expected to constrain the pace of lodging growth.

We believe the most likely scenario for 2026 is continued, measured normalization rather than either a rapid acceleration or significant contraction in lodging demand. Markets with diversified demand generators, including leisure, group, corporate and event-related travel—should be best positioned to outperform, while markets more dependent on international visitation or traditional corporate travel may experience greater volatility.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at June 30, 2026.

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

Distributions

Our board of directors may authorize distributions in excess of those required for us to maintain REIT status as it deems appropriate. Our board of directors may reconsider our current distribution policy and may take further action with respect to distributions for our common stock, and could consider eliminating, suspending, or significantly reducing distributions in the future. The timing and amount of distributions will be determined by our board of directors, in its sole discretion, and may vary from time to time. Our board of directors’ discretion will be influenced in substantial part by its obligation to cause us to comply with the REIT requirements of the Code. We can provide no assurance that we will be able to pay distributions on our K Shares or K-I Shares. However, distributions will continue to accumulate pursuant to our charter.

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

For information on distributions paid during the three months ended June 30, 2026, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows K Share, K-I Share, and OP Unit distributions paid during the three months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
Distributions paid in cash	$1,499,753		$1,480,677
Distributions reinvested	393,033		407,170
Total distributions	$1,892,786		$1,887,847
Source of distributions:
Cash flows provided by operations	$1,499,753	79%	$1,480,677	78%
Offering proceeds from issuance of common stock pursuant to the DRIP	393,033	21%	407,170	22%
Total sources	$1,892,786	100%	$1,887,847	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the six months ended June 30, 2026 and 2025 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

On March 3, 2020, our stockholders approved amending our charter (1) to increase the rate at which cash distributions on K Shares, K-I Shares and K-T Shares automatically accumulate under our charter from 6% to 7% per annum of the K Share Distribution Base of such K Share, K-I Share Distribution Base of such K-I Share and K-T Share Distribution Base of such K-T Share, respectively, and (2) to increase the maximum rate at which distributions on

A Shares may be authorized by our board of directors and declared by us from 6% to 7% of the stated value of an A Share ($10.00) from income and cash flow from ordinary operations on a cumulative basis. The changes pursuant to the Articles of Amendment to our charter became effective beginning with distributions that accumulated on March 31, 2020.

We paid quarterly K Share, K-I Share, and OP unit distributions with respect to all quarters of 2025 and the first two quarters of 2026, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

On July 31, 2025, we paid $2,388,072 of distributions that had accrued from inception through June 30, 2024, to A Share stockholders, sourced from additional proceeds from the refinance of the Hilton Garden Inn Providence Note. Unpaid distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2026 and 2025.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $7,624,728 for the three months ended June 30, 2026, from $8,089,157 for the three months ended June 30, 2025. The net decrease of $464,429, or 5.74%, was largely due to decreases in ADR and occupancy.

The following presents the hotel operating results for the three months ended June 30, 2026:

	Total Portfolio
	April	May	June
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	69.01%	77.85%	82.28%
Average Daily Rate (“ADR”)	$164.95	$194.91	$223.67
Revenue Per Available Room (“RevPAR”)	$113.83	$151.73	$184.05

The following presents the hotel operating results for the three months ended June 30, 2025:

	Total Portfolio
	April	May	June
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	71.72%	78.55%	86.52%
ADR	$163.82	$224.81	$250.89
RevPAR	$117.49	$156.03	$203.64

A comparison of hotel rooms revenues for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Springhill Suites Wilmington	$1,478,336	$1,467,520	$10,816	0.74%
Staybridge Suites St. Petersburg	1,463,963	1,353,561	110,402	8.16%
Hotel Indigo Traverse City	1,783,713	1,907,462	(123,749)	(6.49)%
Hilton Garden Inn Providence	1,952,277	2,384,539	(432,262)	(18.13)%
Cherry Tree Inn	946,439	976,075	(29,636)	(3.04)%
	$7,624,728	$8,089,157	$(464,429)	(5.74)%

The increase in rooms revenues of $10,816, or 0.74%, at the Springhill Suites Wilmington is driven by increases in both ADR and occupancy. The ADR at the Springhill Suites Wilmington increased from $157.65 for the three months ended June 30, 2025, to $161.83 for the three months ended June 30, 2026, an increase of 2.65%. Occupancy at the Springhill Suites Wilmington increased from 85.25% for the three months ended June 30, 2025, to 83.65% for the three months ended June 30, 2026.

The increase in rooms revenues of $110,402, or 8.16%, at the Staybridge Suites St. Petersburg is driven by increases in both ADR and occupancy. The ADR at the Staybridge Suites St. Petersburg increased from $154.57 for the three months ended June 30, 2025, to $165.25 for the three months ended June 30, 2026, an increase of 6.91%. Occupancy at the Staybridge Suites St. Petersburg increased from 80.87% for the three months ended June 30, 2025, to 81.81% for the three months ended June 30, 2026.

The decrease in rooms revenues of $123,749, or 6.49%, at the Hotel Indigo Traverse City is driven by decreases in both ADR and occupancy. The ADR at the Hotel Indigo Traverse City decreased from $243.80 for the three months ended June 30, 2025, to $232.19 for the three months ended June 30, 2026, a decrease of 4.76%. Occupancy at the Hotel Indigo Traverse City decreased from 80.35% for the three months ended June 30, 2025, to 78.89% for the three months ended June 30, 2026.

The decrease in rooms revenues of $432,262, or 18.13%, at the Hilton Garden Inn Providence is driven by decreases in both ADR and occupancy. The ADR at the Hilton Garden Inn Providence decreased from $234.63 for the three months ended June 30, 2025, to $218.52 for the three months ended June 30, 2026, a decrease of 6.87%. Occupancy at the Hilton Garden Inn Providence decreased from 81.52% for the three months ended June 30, 2025, to 71.66% for the three months ended June 30, 2026. The decrease in occupancy for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 is primarily driven by high occupancy in the six months ended June 2025, which is attributed to a strike formed by unionized hospital employees within close proximity to the Hilton Garden Inn Providence.

The decrease in rooms revenues of $29,636, or 3.04%, at the Cherry Tree Inn is primarily driven by a decrease in ADR. The ADR at the Cherry Tree Inn decreased from $238.36 for the three months ended June 30, 2025, to $222.59 for the three months ended June 30, 2026, a decrease of 6.62%. Occupancy at the Cherry Tree Inn increased from 59.21% for the three months ended June 30, 2025, to 61.48% for the three months ended June 30, 2026.

Food and beverage revenues

Food and beverage revenues increased to $811,931 for the three months ended June 30, 2026, from $705,152 for the three months ended June 30, 2025. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The increase of $106,779 is primarily driven by an increase in catering and beverage revenues at the Hotel Indigo Traverse City.

Other operating revenues

Other operating revenues increased to $462,922 for the three months ended June 30, 2026, from $378,411 for the three months ended June 30, 2025. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services.

Rooms expenses

Rooms expenses decreased to $1,541,186 for the three months ended June 30, 2026, from $1,545,287 for the three months ended June 30, 2025. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,541,186 and $1,545,287 represent 20.21% and 19.10% of rooms revenues for the three-month period ended June 30, 2026 and 2025, respectively.

Food and beverage expenses

Food and beverage expenses were $526,797 and $435,986 for the three months ended June 30, 2026 and 2025, respectively. The $90,811 increase in food and beverage expenses is primarily due to an increase in beverage revenues. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 64.88% and 61.83% of food and beverage revenues for the three-month period ended June 30, 2026 and 2025, respectively.

Other property expenses

Other property expenses were $2,976,063 and $2,941,912, for the three months ended June 30, 2026, and 2025, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $265,989 and $275,311 for the three months ended June 30, 2026 and 2025, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $336,045 and $350,851 for the three months ended June 30, 2026 and 2025, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $236,571 and $233,100 for the three months ended June 30, 2026 and 2025, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $186,579 for the three months ended June 30, 2026, from $184,454 for the three months ended June 30, 2025. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $49,993 and $48,647 during the three months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $954,306 and $983,663 for the three months ended June 30, 2026 and 2025, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $1,070,069 and $1,001,140 for the three months ended June 30, 2026 and 2025, respectively. The increase of $68,929 is attributable to the refinancing of the HGI Note at increased interest rates. Interest expense includes monthly fixed rate and variable rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended June 30, 2026, we recognized $64,364 of interest expense relating to the amortization of deferred financing costs. For the three months ended June 30, 2025, we recognized $76,321 of interest expense relating to the amortization of deferred financing costs.

Interest income on interest-bearing cash accounts was $32,138 and $48,591 for three months ended June 30, 2026 and 2025, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated statement of operations.

Income tax expense/ benefit

For the three months ended June 30, 2026 and 2025, we incurred income tax expense of $5,000 and income tax benefit of $7,732, respectively.

Net income

For the three months ended June 30, 2026 and 2025, we recorded net income of $987,555 and $1,413,202, respectively. The decrease in net income of $425,647 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

For the three months ended June 30, 2026 and 2025, we recorded net income relating to noncontrolling interests of $252,256 and $219,612, respectively. This amount includes net income or losses attributable to a third party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $12,103,549 for the six months ended June 30, 2026 from $13,303,498 for the six months ended June 30, 2025. The net decrease of $1,199,949, or 9.0%, was largely due to decreases in ADR and occupancy.

The following presents the hotel operating results for the six months ended June 30, 2026:

	First	Second
	Quarter	Quarter
	2026	2026
Number of hotels	5	5
Number of rooms	559	559
Average Occupancy Percentage	57.52%	76.40%
ADR	$154.76	$196.20
RevPar	$89.02	$149.89

The following presents the hotel operating results for the six months ended June 30, 2025:

	First	Second
	Quarter	Quarter
	2025	2025
Number of hotels	5	5
Number of rooms	559	559
Average Occupancy Percentage	64.04%	78.92%
ADR	$161.85	$201.48
RevPar	$103.64	$159.02

A comparison of hotel rooms revenues for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Springhill Suites Wilmington	$2,257,026	$2,318,574	$(61,548)	(2.65)%
Staybridge Suites St. Petersburg	3,110,518	3,466,136	(355,618)	(10.26)%
Hotel Indigo Traverse City	2,419,238	2,662,940	(243,702)	(9.15)%
Hilton Garden Inn Providence	3,061,409	3,470,706	(409,297)	(11.79)%
Cherry Tree Inn	1,255,358	1,385,142	(129,784)	(9.37)%
	$12,103,549	$13,303,498	$(1,199,949)	(9.02)%

The decrease in rooms revenues of $61,548 or 2.65%, at the Springhill Suites Wilmington is primarily driven by a decrease in occupancy. Occupancy at the Springhill Suites Wilmington decreased from 77.03% for the six months ended June 30, 2025, to 73.46% for the six months ended June 30, 2026. The ADR at the Springhill Suites Wilmington increased from $138.57 for the six months ended June 30, 2025 to $141.45 for the six months ended June 30, 2026, an increase of 2.08%.

The decrease in rooms revenues of $355,618, or 10.26%, at the Staybridge Suites St. Petersburg is driven by a decrease in both ADR and occupancy. The ADR at the Staybridge Suites St. Petersburg decreased from $186.43 for the six months ended June 30, 2025, to $180.20 for the six months ended June 30, 2026, a decrease of 3.34%. Occupancy at the Staybridge Suites St. Petersburg decreased from 86.32% for the six months ended June 30, 2025, to 80.14% for the six months ended June 30, 2026. The decrease in occupancy for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by high occupancy in the six months ended June 2025, due to extended stay guests displaced by the 2024 hurricanes as well as restoration contractors assisting with post-hurricane efforts.

The decrease in rooms revenues of $243,702, or 9.15%, at the Hotel Indigo Traverse City is driven by a decrease in both ADR and occupancy. The ADR at the Hotel Indigo Traverse City decreased from $203.71 for the six months ended June 30, 2025, to $194.99 for the six months ended June 30, 2026, a decrease of 4.28%. Occupancy at the Hotel Indigo Traverse City decreased from 67.50% for the six months ended June 30, 2025, to 64.06% for the six months ended June 30, 2026. The decrease in occupancy for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by inclement weather in the six months ended March 2026, causing guest reservation cancellations.

The decrease in rooms revenues of $409,297, or 11.79%, at the Hilton Garden Inn Providence is driven by a decrease in ADR and occupancy. The ADR at the Hilton Garden Inn Providence decreased from $206.45 for the six months ended June 30, 2025, to $199.57 for the six months ended June 30, 2026, a decrease of 3.33%. Occupancy at the Hilton Garden Inn Providence decreased from 67.79% for the six months ended June 30, 2025, to 61.86% for the six months ended June 30, 2026. The decrease in occupancy for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by high occupancy in the six months ended June 2025, which is attributed to a strike formed by unionized hospital employees within close proximity to the Hilton Garden Inn Providence.

The decrease in rooms revenues of $129,784, or 9.37%, at the Cherry Tree Inn is primarily driven by a decrease in both ADR and occupancy. The ADR at the Cherry Tree Inn decreased from $193.51 for the six months ended June 30, 2025, to $183.59 for the six months ended June 30, 2026, a decrease of 5.13%. Occupancy at the Cherry Tree Inn decreased from 52.04% for the six months ended June 30, 2025, to 49.71% for the six months ended June 30, 2026. The decrease in occupancy for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by market softening in the six months ended March 2026, causing guest reservation cancellations.

Food and beverage revenues

Food and beverage revenues increased to $1,171,792 for the six months ended June 30, 2026, from $1,064,238 for the six months ended June 30, 2025. The $107,554 increase of food and beverage revenues is primarily due to an increase in catering revenues. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events.

Other operating revenues

Other operating revenues increased to $775,953 for the six months ended June 30, 2026, from $651,958 for the six months ended June 30, 2025. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services.

Rooms expenses

Rooms expenses decreased to $2,782,441 for the six months ended June 30, 2026, from $2,913,270 for the six months ended June 30, 2025. The $130,829 net decrease in rooms expenses is primarily due to a decrease in rooms revenue. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $2,782,441 and $2,913,270 represent 21.90% and 19.10% of rooms revenues for the three-month period ended June 30, 2026 and 2025, respectively.

Food and beverage expenses

Food and beverage expenses were $884,889 and $774,378 for the six months ended June 30, 2026 and 2025, respectively. The $110,511 increase in food and beverage expenses is primarily due to an increase in food and beverage revenue. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 75.52% and 72.76% of food and beverage revenues for the three-month period ended June 30, 2026 and 2025, respectively.

Other property expenses

Other property expenses were $5,588,111 and $5,494,973, for the six months ended June 30, 2026, and 2025, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $419,299 and $450,973 for the six months ended June 30, 2026 and 2025, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $646,486 and $635,626 for the six months ended June 30, 2026 and 2025, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $482,941 and $466,214 for the six months ended June 30, 2026 and 2025, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $372,468 for the six months ended June 30, 2026, from $368,219 for the six months ended June 30 2025. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $110,474 and $97,995 during the six months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $1,908,900 and $2,074,824 for the six months ended June 30, 2026 and 2025, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $2,154,819 and $1,954,494 for the six months ended June 30, 2026 and 2025, respectively. The increase of $200,325 is attributable to the reduction of the interest of the HGI Note at increased interest rates. Interest expense includes monthly fixed rate and variable rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the six months ended June 30, 2026, we recognized $128,728 of interest expense relating to the amortization of deferred financing costs. For the six months ended June 30, 2025, we recognized $127,912 of interest expense relating to the amortization of deferred financing costs, offset by $22,052 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $70,501 and $104,864 for six months ended June 30, 2026 and 2025, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated statement of operations.

Income tax expense/ benefit

For the six months ended June 30, 2026 and 2025, we incurred income tax expense of $6,600 and income tax benefit of $224,619, respectively. The $231,219 difference is primarily due to a valuation adjustment placed into effect during the nine months ended September 30, 2025, eliminating the deferred tax asset recorded on the balance sheet. We expect income tax expense to normalize for year ending December 31, 2026, as compared to the year ended December 31, 2025.

Net loss/ income

For the six months ended June 30, 2026 and 2025, we recorded a net loss of $823,192 and net income of $479,561, respectively. The decrease in net income of $1,302,753 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

For the six months ended June 30, 2026 and 2025, we recorded net income relating to noncontrolling interests of $301,410 and $472,288, respectively. This amount includes net income or losses attributable to a third party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

We paid quarterly K Share, K-I Share, and OP Unit distributions with respect to all four quarters of 2025 and the first two quarters of 2026, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

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

Cash Flows Provided by Operating Activities

During the six months ended June 30, 2026 and 2025, we owned an interest in five hotel properties. During the six months ended June 30, 2026, net cash provided by operating activities was $2,155,375 compared to the net cash provided by operating activities of $3,623,228 for the six months ended June 30, 2025. Our operating cash flows during the six months ended June 30, 2026, were the result of our net loss, adjustments for non-cash expenses, including depreciation and amortization, adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the six months ended June 30, 2025, were the result of our net income, adjustments for non-cash expenses, including depreciation and amortization, adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flow Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions or improvements of real estate and real-estate related investments. During the six months ended June 30, 2026, net cash used in investing activities was $537,015 and was the result of capital improvements at our hotel properties. During the six months ended June 30, 2025, net cash used in investing activities was $765,146 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities was $2,323,213. We made principal payments on the CTI Note, the Wilmington Note, and the St. Petersburg Note totaling $220,827. During the six months ended June 30, 2026, we paid cash distributions of $1,499,753 to stockholders with proceeds from operations. During the six months ended June 30, 2026, we repurchased $406,633 of outstanding shares of common stock. For information on repurchases of common stock made during the six months ended June 30, 2026, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

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

The TCI Note was refinanced as of June 6, 2024. The TCI Note interest rate from June 6, 2024 to May 5, 2026 had a fixed per annum rate equal to 7.025%. On May 6, 2026, PHR TCI, LLC, as borrower, and Beacon Bank & Trust, successor by merger to Berkshire Bank, as lender, entered into a Change in Terms Agreement with respect to the Refinancing Loan and the TCI Note. Effective as of the date of the Change in Terms Agreement, the interest rate applicable to the Refinancing Loan was reduced to a fixed rate of 6.50% per annum for the remainder of the initial term of the Refinancing Loan, which currently matures on June 6, 2027. The TCI Note provides for interest only payments for the initial three-year term. After the interest only period, principal will be amortized over a 30-year amortization schedule at a fixed per annum rate of interest equal to 2.50% in excess of the yield on United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board thereafter to maturity on June 6, 2027. The loan agreement allows for two one-year extensions. The TCI Note is collateralized by the Hotel Indigo Traverse City, including equipment, and is guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of June 30, 2026, the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were compliant with the loan obligations under the TCI Note, including applicable covenants, and all required payments have been made as agreed.

The HGI Note was refinanced as of July 10, 2025. The HGI Note bears interest at a fixed rate of 6.10% through July 10, 2030, the maturity date. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). Out of the entire refinance amount of $19,200,000, $1,975,241 was allocated to fund a portion of the A Shares distribution, and $743,386 was allocated for renovation funding. As of June 30, 2026, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty) and cross-collateralized by the Wilmington Note. As of June 30, 2026, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note was refinanced as of April 25, 2024. The Wilmington Note bears interest at SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington

Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of June 30, 2026, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. Efforts to secure a new note for Cherry Tree Inn are in process in 2026, however, there is no guarantee that a new note will be secured prior to the maturity date. As of June 30, 2026, the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

Share Repurchase Program

Our A&R SRP is intended to provide limited interim liquidity to stockholders. Repurchases are limited to net proceeds received pursuant to the DRIP and may not exceed 5% of the weighted average shares outstanding during the trailing 12 months. Our board of directors is not required to repurchase any shares.

As of June 30, 2026, there were 124 outstanding and unfulfilled repurchase requests covering 410,144 K Shares and 51,794 K-I Shares (approximately 461,938 total shares). During each quarter of the six months ended June 30, 2026, our board of directors determined that the net DRIP proceeds were insufficient to fund all outstanding repurchase requests. Unfulfilled requests carry over automatically to subsequent quarters in accordance with the A&R SRP, subject to stockholder withdrawal.

We can provide no assurance that sufficient DRIP proceeds will be available to satisfy all pending repurchase requests in future quarters, or that a liquidity event will occur that would otherwise provide stockholders with an opportunity to liquidate their investment. Stockholders with pending repurchase requests should refer to Note 6 - "Stockholders’ Equity" for additional detail on the program and repurchase requests.

Contractual Obligations

We enter into contracts that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown; however, we have not had prior claims or losses pursuant to these contracts. Our management has reviewed our existing contracts and expects the risk of loss to us to be remote.

Our contractual obligations as of June 30, 2026 are as follows:

	2026	2027-2028	2029-2030	Thereafter	Total
Outstanding debt obligations	$8,862,007	$1,556,043	$56,675,772	$—	$67,093,822
Interest payments on outstanding debt obligations	1,753,573	7,262,351	2,879,058	—	11,894,982
Total	$10,615,580	$8,818,394	$59,554,830	$—	$78,988,804

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

Historical accounting convention (in accordance with GAAP) for real estate assets requires companies to report their investment in real estate at their carrying value, which consists of capitalizing the cost of acquisitions, development, construction, improvements and significant replacements, less depreciation and amortization and asset impairment write-downs, if any, which is not necessarily equivalent to the fair market value of their investment in real estate assets.

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

Our calculation of FFO and MFFO is presented in the following table for the three months and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Net income (loss) to MFFO:
Net income (loss)	$987,555	1,413,202	$(823,192)	479,561
Depreciation and amortization	954,306	983,663	1,908,900	2,074,824
FFO	1,941,861	2,396,865	1,085,708	2,554,385
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(252,256)	(219,612)	(301,410)	(472,288)
Depreciation and amortization attributable to noncontrolling interest	(134,508)	(132,355)	(267,473)	(264,559)
FFO attributable to common stockholders	1,555,097	2,044,898	516,825	1,817,538
Amortization of deferred financing costs and debt discounts and premiums as interest	64,364	76,321	128,728	105,861
MFFO attributable to common stockholders	$1,619,461	$2,121,219	$645,553	$1,923,399

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

Recent Developments

Subsequent to June 30, 2026, the board of directors of the Company, including all independent directors of the Company, after review of the performance of PHA during the last year, authorized the Company to execute a mutual consent to renew the Second Amended and Restated Advisory Agreement (as renewed, the “Advisory Agreement”), by and among the Company, the Operating Partnership, and PHA, for a one-year term commencing August 2, 2026.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2026, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2026, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year-ended December 31, 2025. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company during the three months ended June 30, 2026.

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

During the three months ended June 30, 2026, we fulfilled repurchase requests and repurchased K-Shares pursuant to the A&R SRP as follows:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased as	Available that may yet
	Shares Requested to	Average Price	Part of Publicly	be Repurchased under
Period	be Repurchased	Paid per Share	Announced Program	the Program
April 1, 2026 - April 30, 2026	14,535	$—	—	(1)
May 1, 2026 - May 31, 2026	20,821	$—	—	(1)
June 1, 2026 - June 30, 2026	2,000	$10.17	19,746	(1)
	37,356		19,746

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

During the three months ended June 30, 2026, we repurchased approximately $195,642 of K Shares and $5,171 of K-I Shares. As of June 30, 2026, there were 124 outstanding and unfulfilled repurchase requests for 410,144 K Shares and 51,794 K-I Shares. Refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for details on our share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

10.1	Change in Terms Agreement, dated May 6, 2026 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 12, 2026, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

PROCACCIANTI HOTEL REIT, INC.

Date: August 12, 2026	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)