Form 10-Q
period 2026-09-30
PROCACCIANTI HOTEL REIT, INC.
filed 2026-11-12
CIK 1692345

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 3,846,472 shares of the Registrant’s Class K common stock issued and outstanding, 1,462,853 shares of the Registrant’s Class K-I common stock issued and outstanding, 581,410 shares of the Registrant’s Class A common stock issued and outstanding and 125,000 shares of the Registrant’s Class B common stock issued and outstanding.

PROCACCIANTI HOTEL REIT, INC.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Property and equipment, net	$90,524,729	$92,460,809
Cash	7,922,458	7,212,093
Restricted cash	3,858,210	3,650,865
Accounts receivable, net	427,720	196,765
Due from related parties	27,646	—
Prepaid expenses and other assets, net	1,274,132	980,454
Total Assets	$104,034,895	$104,500,986
LIABILITIES AND EQUITY
Liabilities
Mortgage notes payable, net	$66,482,792	$66,689,086
Accounts payable, accrued expenses and other, net	3,357,121	2,815,211
Due to related parties	2,271,173	2,241,818
Total Liabilities	72,111,086	71,746,115
Commitments and Contingencies
Noncontrolling interest of the Operating Partnership	1,451,771	1,413,060
Stockholders’ Equity
Class K common stock, $0.01 par value per share; 55,500,000 shares authorized, 3,835,959 and 3,852,602 shares issued and outstanding, respectively	38,360	38,527
Class K-I common stock, $0.01 par value per share; 55,500,000 shares authorized, 1,453,998 and 1,435,319 shares issued and outstanding, respectively	14,540	14,353
Class A common stock, $0.01 par value per share; 21,000,000 shares authorized, 581,410 shares issued and outstanding	5,814	5,814
Class B common stock, $0.01 par value per share; 125,000 shares authorized, issued and outstanding	1,250	1,250
Additional paid-in capital	47,347,253	47,364,893
Cumulative income	7,099,126	5,244,084
Cumulative distributions	(27,862,806)	(25,023,315)
Total Stockholders’ Equity	26,643,537	27,645,606
Noncontrolling interest	3,828,501	3,696,205
Total Equity	30,472,038	31,341,811
Total Liabilities and Stockholders’ Equity	$104,034,895	$104,500,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rooms	$10,185,799	$10,136,523	$22,289,348	$23,440,021
Food and beverage	1,176,327	1,188,443	2,348,119	2,252,681
Other operating	600,921	516,640	1,376,874	1,168,598
Total revenues	11,963,047	11,841,606	26,014,341	26,861,300
Expenses
Rooms	1,772,415	1,686,009	4,554,856	4,599,279
Food and beverage	576,891	640,005	1,461,780	1,414,383
Other property expenses	3,440,009	3,198,274	9,028,120	8,693,247
Property management fees to affiliates	357,761	355,250	777,060	806,223
Corporate general and administrative	353,821	327,566	1,000,307	963,191
Other fees to affiliates	244,173	227,691	727,114	693,905
Depreciation and amortization	964,588	968,312	2,873,488	3,043,136
Total expenses	7,709,658	7,403,107	20,422,725	20,213,364
Operating income	4,253,389	4,438,499	5,591,616	6,647,936
Interest expense, net	(1,061,149)	(1,102,268)	(3,215,969)	(3,056,763)
Net income before income taxes	3,192,240	3,336,231	2,375,647	3,591,173
Income tax expense	—	(539,064)	(6,600)	(314,445)
Net income	3,192,240	2,797,167	2,369,047	3,276,728
Net income attributable to noncontrolling interest	212,596	121,856	514,006	594,144
Net income attributable to common stockholders	$2,979,644	$2,675,311	$1,855,041	$2,682,584
Net income attributable to Class K common stockholders – basic and diluted	$1,920,947	$1,739,329	$1,231,203	$1,775,591
Net income per Class K common share – basic and diluted	$0.50	$0.45	$0.32	$0.46
Weighted average number of Class K common shares outstanding – basic and diluted	3,841,859	3,867,763	3,848,102	3,874,788
Net income attributable to Class K-I common stockholders – basic and diluted	$727,544	$640,386	$463,266	$648,752
Net income per Class K-I common share – basic and diluted	$0.50	$0.45	$0.32	$0.46
Weighted average number of Class K-I common shares outstanding – basic and diluted	1,455,073	1,424,116	1,447,929	1,415,823
Net income attributable to Class A common stockholders – basic and diluted	$290,707	$261,442	$186,023	$266,410
Net income per Class A common share – basic and diluted	$0.50	$0.45	$0.32	$0.46
Weighted average number of Class A common shares outstanding – basic and diluted	581,410	581,410	581,410	581,410
Net income (loss) attributable to Class B common stockholders – basic and diluted	$40,446	$34,154	$(25,451)	$(8,169)
Net income (loss) per Class B common share – basic and diluted	$0.32	$0.27	$(0.20)	$(0.07)
Weighted average number of Class B common shares outstanding – basic and diluted	125,000	125,000	125,000	125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(unaudited)

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2025	3,852,602	$38,527	1,435,319	$14,353	—	$—	581,410	$5,814	125,000	$1,250	$47,364,893	$5,244,084	$(25,023,315)	$27,645,606	$3,696,205	$31,341,811
Issuance of common stock	750	7	—	—	—	—	—	—	—	—	(7)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,984	120	8,805	88	—	—	—	—	—	—	200,605	—	—	200,813	—	200,813
Repurchase of common stock	(19,083)	(191)	(1,155)	(12)	—	—	—	—	—	—	(205,617)	—	—	(205,820)	—	(205,820)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,859,901)	—	(1,859,901)	89,730	(1,770,171)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(956,800)	(956,800)	—	(956,800)
BALANCE, March 31, 2026	3,846,253	$38,463	1,442,969	$14,429	—	$—	581,410	$5,814	125,000	$1,250	$47,359,874	$3,384,183	$(25,980,115)	$24,823,898	$3,785,935	$28,609,833
Issuance of common stock pursuant to distribution reinvestment plan	11,336	113	8,562	86	—	—	—	—	—	—	192,021	—	—	192,220	—	192,220
Repurchase of common stock	(19,237)	(192)	(508)	(5)	—	—	—	—	—	—	(200,616)	—	—	(200,813)	—	(200,813)
Net income	—	—	—	—	—	—	—	—	—	—	—	735,299	—	735,299	236,562	971,861
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(935,986)	(935,986)	(196,000)	(1,131,986)
BALANCE, June 30, 2026	3,838,352	$38,384	1,451,023	$14,510	—	$—	581,410	$5,814	125,000	$1,250	$47,351,279	$4,119,482	$(26,916,101)	$24,614,618	$3,826,497	$28,441,115
Issuance of common stock pursuant to distribution reinvestment plan	10,792	108	8,690	87	—	—	—	—	—	—	188,005	—	—	188,200	—	188,200
Repurchase of common stock	(13,185)	(132)	(5,715)	(57)	—	—	—	—	—	—	(192,031)	—	—	(192,220)	—	(192,220)
Net income	—	—	—	—	—	—	—	—	—	—	—	2,979,644	—	2,979,644	149,004	3,128,648
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(946,705)	(946,705)	(147,000)	(1,093,705)
BALANCE, September 30, 2026	3,835,959	$38,360	1,453,998	$14,540	—	$—	581,410	$5,814	125,000	$1,250	$47,347,253	$7,099,126	$(27,862,806)	$26,643,537	$3,828,501	$30,472,038

	Common Stock										Additional			Total Procaccianti
	Class K		Class K-I		Class K-T		Class A		Class B		Paid-in	Cumulative	Cumulative	Hotel REIT, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Distributions	Stockholders' Equity	Interest	Equity
BALANCE, December 31, 2024	3,883,025	$38,831	1,399,796	$13,998	—	$—	581,410	$5,814	125,000	$1,250	$47,363,988	$3,706,881	$(18,845,484)	$32,285,278	$4,520,864	$36,806,142
Issuance of common stock	750	8	—	—	—	—	—	—	—	—	(8)	—	—	—	—	—
Issuance of common stock pursuant to distribution reinvestment plan	11,598	116	9,607	96	—	—	—	—	—	—	204,628	—	—	204,840	—	204,840
Repurchase of common stock	(20,144)	(201)	—	—	—	—	—	—	—	—	(204,662)	—	—	(204,863)	—	(204,863)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,186,320)	—	(1,186,320)	278,050	(908,270)
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(952,609)	(952,609)	(294,000)	(1,246,609)
BALANCE March 31, 2025	3,875,229	$38,754	1,409,403	$14,094	—	$—	581,410	$5,814	125,000	$1,250	$47,363,946	$2,520,561	$(19,798,093)	$30,146,326	$4,504,914	$34,651,240
Issuance of common stock pursuant to distribution reinvestment plan	11,433	114	9,513	95	—	—	—	—	—	—	202,121	—	—	202,330	—	202,330
Repurchase of common stock	(19,478)	(195)	(672)	(7)	—	—	—	—	—	—	(204,638)	—	—	(204,840)	—	(204,840)
Net Income	—	—	—	—	—	—	—	—	—	—	—	1,193,593	—	1,193,593	194,086	1,387,679
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(935,238)	(935,238)	(392,000)	(1,327,238)
BALANCE June 30, 2025	3,867,184	$38,673	1,418,244	$14,182	—	$—	581,410	$5,814	125,000	$1,250	$47,361,429	$3,714,154	$(20,733,331)	$30,402,171	$4,307,000	$34,709,171
Issuance of common stock pursuant to distribution reinvestment plan	11,754	118	9,828	98	—	—	—	—	—	—	208,274	—	—	208,490	—	208,490
Repurchase of common stock	(19,271)	(193)	(624)	(6)	—	—	—	—	—	—	(202,131)	—	—	(202,330)	—	(202,330)
Net Income	—	—	—	—	—	—	—	—	—	—	—	2,675,311	—	2,675,311	64,665	2,739,976
Distributions paid	—	—	—	—	—	—	—	—	—	—	—	—	(3,333,573)	(3,333,573)	(303,800)	(3,637,373)
BALANCE September 30, 2025	3,859,667	$38,598	1,427,448	$14,274	—	$—	581,410	$5,814	125,000	$1,250	$47,367,572	$6,389,465	$(24,066,904)	$29,750,069	$4,067,865	$33,817,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROCACCIANTI HOTEL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,369,047	$3,276,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,873,488	3,043,136
Amortization of deferred financing costs and debt discount as interest	193,093	170,224
Amortization of key money loans	(40,125)	(40,125)
Changes in operating assets and liabilities:
Accounts receivable	(230,955)	(167,759)
Due from related parties	(27,646)	—
Prepaid expenses and other assets	(305,284)	11,300
Accounts payable, accrued expenses and other	582,040	475,172
Due to related parties	29,355	76,659
Net cash provided by operating activities	5,443,013	6,845,335
Cash Flow from Investing Activities:
Capital improvements	(925,804)	(1,033,902)
Cash used in investing activities	(925,804)	(1,033,902)
Cash Flows from Financing Activities:
Proceeds from mortgage note	—	19,200,000
Payments of mortgage notes principal	(399,388)	(16,589,805)
Payment of deferred financing costs	—	(199,111)
Distributions to stockholders	(2,258,258)	(4,605,759)
Distributions to noncontrolling interest	(343,000)	(989,800)
Repurchase of common stock	(598,853)	(612,033)
Net cash used in financing activities	(3,599,499)	(3,796,508)
Increase in cash and restricted cash	917,710	2,014,925
Cash and restricted cash, beginning of period	10,862,958	11,061,557
Cash and restricted cash, end of period	$11,780,668	$13,076,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2026	2025
Cash	$7,922,458	$9,267,311
Restricted cash	3,858,210	3,809,171
Total cash and restricted cash shown on the condensed consolidated statements of cash flows	$11,780,668	$13,076,482

The Company paid the following amounts for interest and income taxes:

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest	$3,074,059	$2,987,277
Cash paid for income taxes	$6,400	$8,400

Supplemental Disclosure of Noncash Transactions

	Nine Months Ended September 30,
	2026	2025
Common stock issued pursuant to distribution reinvestment plan	$581,233	$615,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1 - Organization and Description of Business

Procaccianti Hotel REIT, Inc. (the “Company”) was incorporated under the general corporation laws of the State of Maryland on August 24, 2016. The Company acquired a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay, and compact full-service hotel properties throughout the United States (the “U.S.”). The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2018. Substantially all of our business is conducted through Procaccianti Hotel REIT, L.P., a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of the Operating Partnership. We are externally managed by Procaccianti Hotel Advisors, LLC (“PHA”) pursuant to the Second Amended and Restated Advisory Agreement by and among us, our Operating Partnership and PHA, dated January 19, 2026 (as amended, the “Advisory Agreement”). PHA is an affiliate of our sponsor, Procaccianti Companies, Inc. (the “Sponsor”).

As of September 30, 2026, the Company owned interests in five select-service hotels located in four states with a total of 559 rooms. For more information on the Company’s real estate portfolio, see Note 3 – “Investments in Hotels.”

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

Since the commencement of the Public Offering and through September 30, 2026, the Company received approximately $43,482,834 in gross proceeds from the sale of K Shares, shares of Class K-I common stock (“K-I Shares”) and shares of Class K-T common shares (“K-T Shares”) in the Public Offering, inclusive of proceeds from the sale of $2,684,317 of K Shares, $1,925,794 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated net asset value (“NAV”) per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

The Company consolidates variable interest entities (“VIEs”) as defined under the Consolidation Topic (“Topic 810”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) when it has the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant. At September 30, 2026, the assets of the Company’s VIEs were $59,624,332, and consisted primarily of land, building, furniture, fixtures, and equipment and were available to satisfy our VIEs’ obligations. At September 30, 2026, the liabilities of the Company’s VIEs were $44,977,904, and consisted primarily of long-term debt. The Company has guaranteed certain obligations of its VIEs.

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

As of September 30, 2026, the estimated fair value of the mortgage notes payable was $64,194,006 compared to the carrying value of $66,915,261. These financial instruments are valued using Level 3 inputs through a discounted cash flow analysis of the contractual cash flows of the notes payable discounted at a market rate.

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

Restricted Cash

The Company maintains reserves for property taxes, capital improvements and insurance as required by its debt agreements. At September 30, 2026 and December 31, 2025, reserves for property taxes were $713,203 and $602,295, respectively, reserves for capital improvements were $2,937,722 and $2,863,002, respectively, and reserves for insurance were $132,119 and $75,368, respectively. The Company also included $75,166 and $110,200 of guest advance deposits as restricted cash at September 30, 2026 and December 31, 2025, respectively.

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

The Company has reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. At September 30, 2026, the Company had no material uncertain tax positions.

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

Per Share Data

The Company calculates its basic and diluted earnings per common share (“EPS”) utilizing the two-class method. Under the two-class method, both basic and diluted EPS are calculated for each class of common stock considering distributions declared and accumulated and the rights of common shares and participating securities in any undistributed earnings. Undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. As of September 30, 2026, 6,750 restricted K Shares held by the Company’s independent directors are included in the calculation of basic EPS because such shares have been issued and participate in distributions.

The Company’s calculated EPS for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$2,979,644	$2,675,311	$1,855,041	$2,682,584
Less: Class K common stock dividends declared and accumulated	677,851	682,533	2,014,718	2,028,797
Less: Class K-I common stock dividends declared and accumulated	256,731	251,272	758,080	741,273
Less: Class A common stock dividends declared and accumulated	102,583	102,583	304,404	304,404
Undistributed net income (loss)	$1,942,479	$1,638,923	$(1,222,161)	$(391,890)
Class K common stock:
Undistributed net income (loss)	$1,243,096	$1,056,796	$(783,515)	$(253,206)
Class K common stock dividends declared and accumulated	677,851	682,533	2,014,718	2,028,797
Net income	$1,920,947	$1,739,329	$1,231,203	$1,775,591
Net income per common share, basic and diluted	$0.50	$0.45	$0.32	$0.46
Weighted average number of common shares outstanding, basic and diluted	3,841,859	3,867,763	3,848,102	3,874,788
Class K-I common stock:
Undistributed net income (loss)	$470,813	$389,114	$(294,814)	$(92,521)
Class K-I common stock dividends declared and accumulated	256,731	251,272	758,080	741,273
Net income	$727,544	$640,386	$463,266	$648,752
Net income per common share, basic and diluted	$0.50	$0.45	$0.32	$0.46
Weighted average number of common shares outstanding, basic and diluted	1,455,073	1,424,116	1,447,929	1,415,823
Class A common stock:
Undistributed net income (loss)	$188,124	$158,859	$(118,381)	$(37,994)
Class A common stock dividends declared and accumulated	102,583	102,583	304,404	304,404
Net income	$290,707	$261,442	$186,023	$266,410
Net income per common share, basic and diluted	$0.50	$0.45	$0.32	$0.46
Weighted average number of common shares outstanding, basic and diluted	581,410	581,410	581,410	581,410
Class B common stock:
Undistributed net income (loss)	$40,446	$34,154	$(25,451)	$(8,169)
Net income (loss) per common share, basic and diluted	$0.32	$0.27	$(0.20)	$(0.07)
Weighted average number of common shares outstanding, basic and diluted	125,000	125,000	125,000	125,000

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

Note 3 – Investments in Hotels

The following table sets forth summary information regarding the Company’s investments in hotel properties as of September 30, 2026:

					Contract		Mortgage
				Ownership	Purchase		Debt
Property Name	Date Acquired		Location	Interest	Price(1)(2)	Rooms	Outstanding
Springhill Suites Wilmington	05/24/2017	(1)	Wilmington, NC	51%	$18,000,000	120	$10,764,565
Staybridge Suites St. Petersburg	06/29/2017	(1)	St. Petersburg, FL	51%	$20,500,000	119	$12,719,056
Hotel Indigo Traverse City	08/15/2018		Traverse City, MI	100%	$26,050,000	107	$15,600,000
Hilton Garden Inn Providence	02/27/2020		Providence, RI	100%	$28,500,000	137	$19,200,000
Cherry Tree Inn	07/30/2021		Traverse City, MI	100%	$15,000,000	76	$8,631,640

1)	Represents the date and contract purchase price of PCF’s acquisition of the Springhill Suites Wilmington and the Staybridge Suites St. Petersburg. The Company exercised its option under an option agreement to purchase a 51% membership interest in PCF on March 29, 2018.
2)	Contract purchase price excludes acquisition fees and costs.

Investments in hotel properties consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Land	$14,450,538	$14,450,538
Building and improvements	89,955,976	89,727,618
Furniture, fixtures, and equipment	14,980,676	14,283,230
Total cost	119,387,190	118,461,386
Accumulated depreciation	(28,862,461)	(26,000,577)
Property and equipment, net	$90,524,729	$92,460,809

Depreciation expense for the three months ended September 30, 2026 and 2025 was $960,720 and $964,443, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $2,861,884 and $3,031,530, respectively.

Note 4 – Mortgage Notes Payable

Included in mortgage notes payable at September 30, 2026, is a $12,719,056 mortgage payable secured by the Staybridge Suites St. Petersburg (the “St. Petersburg Note”), a $10,764,565 mortgage payable secured by the Springhill Suites Wilmington (the “Wilmington Note”), a $15,600,000 mortgage payable secured by the Hotel Indigo Traverse City (the “TCI Note”), a $19,200,000 mortgage payable secured by the Hilton Garden Inn Providence (the “HGI Note”) and an $8,631,640 mortgage payable secured by the Cherry Tree Inn (the “CTI Note”). The mortgage notes payable each contain customary affirmative covenants, negative covenants and events of default.

The St. Petersburg Note was refinanced as of April 25, 2024. The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed (pursuant to a customary carveout/bad acts guaranty) by the Company and cross-collateralized by the Wilmington Note. As of September 30, 2026, the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were compliant with the loan obligations under the St. Petersburg Note, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note bears interest at SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-

year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of September 30, 2026, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were compliant with the loan obligations under the Wilmington Note, including applicable covenants, and all required payments have been made as agreed.

The terms of the TCI note were modified on May 6, 2026 and further revised on October 21, 2026.  Under the terms of the amended and restated promissory note, the maximum principal amount of the TCI Note was increased by $1,750,000, from $15,600,000 to $17,350,000. The additional $1,750,000 will be advanced to PHR TCI, LLC, subject to the satisfaction of certain conditions, to fund a portion of capital expenditures and renovations at the Hotel Indigo Traverse City. The modification agreement extends the initial maturity date of the TCI Note from June 6, 2027 to June 6, 2028, with two one-year extensions.  The TCI Note bears interest at a fixed rate of 6.50% per annum through June 6, 2027 and, for the remainder of the initial term, at a fixed rate equal to 2.50% above the yield on U.S. Treasury securities adjusted to a constant maturity of one year. During each extension term, the TCI Note will bear interest at a fixed rate equal to 2.50% above such one-year Treasury yield, determined as of the first day of the applicable extension term and rounded to the nearest one-eighth of one percent. The TCI Note requires monthly payments of interest only through June 6, 2028, and thereafter monthly payments of principal and interest based on a 30-year amortization schedule. As of September 30, 2026, the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were compliant with the loan obligations under the TCI Note, including applicable covenants, and all required payments have been made as agreed.

The HGI Note was refinanced as of July 10, 2025. The HGI Note bears interest at a fixed rate of 6.10% through July 10, 2030, the maturity date. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). As of September 30, 2026, the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were compliant with the loan obligations under the HGI Note, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023, and subsequent to November 23, 2023, requires monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. The CTI Note is collateralized by the Cherry Tree Inn, including equipment. On October 20, 2026, the Cherry Tree Inn secured a term sheet and joint intent and disclosures agreement with Centreville Bank to refinance the CTI Note. A 30-day extension has been requested from Bank Newport, the current lender, under the CTI Note. As of September 30, 2026, the Operating Partnership and its subsidiary for the Cherry Tree Inn were compliant with the loan obligations under the CTI Note, including applicable covenants, and all required payments have been made as agreed.

Interest expense on mortgage notes payable for the three months ended September 30, 2026 and 2025 was $1,008,339 and $1,070,434, respectively. Interest expense on mortgage notes payable for the nine months ended September 30, 2026 and 2025 was $3,060,194 and $2,979,292, respectively.

Also included in mortgage notes payable as of September 30, 2026 is $1,066,089 of deferred financing costs. For the three months ended September 30, 2026, the Company recognized $64,364 of interest expense relating to the amortization of deferred financing costs. For the three months ended September 30, 2025, the Company recognized $64,363 of interest expense relating to the amortization of deferred financing costs. For the nine months ended September 30, 2026, the Company recognized $193,093 of interest expense related to the amortization of deferred financing costs. For the nine months ended September 30, 2025, the Company recognized $192,276 of interest expense relating to the amortization of deferred financing costs, offset by $22,052 relating to the amortization of the fair value of debt premium.

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

The Company entered into the Second Amended and Restated Advisory Agreement in order to, among other things, (i) remove the deadline pursuant to which the asset management fee payable to PHA would cease to accrue, and (ii) remove the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to PHA would cease to accrue. The Second Amended and Restated Advisory Agreement removes the deadline from the Amended and Restated Advisory Agreement by which the asset management fee payable to PHA would cease to accrue, which was August 13, 2026, the fifth anniversary of the date the Company’s public offering was terminated. Additionally, the Second Amended and Restated Advisory Agreement removed the deadlines pursuant to which interest on the deferred acquisition and deferred disposition fees payable to PHA would cease to accrue, which was August 13, 2026.

Administrative Expenses

PHA is required to allocate the cost of administrative services to the Company based on objective factors such as total assets, revenues and/or time allocations. At least annually, the Company’s board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended September 30, 2026 and 2025, the Sponsor requested reimbursement for $57,200 and $42,733, respectively, of such administrative service expenses. During the nine months ended September 30, 2026 and 2025, the Sponsor requested reimbursement for $167,674 and $140,728, respectively, of such administrative service expenses. These amounts are included in other fees to affiliates on the condensed consolidated statement of operations.

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

No acquisition fees were incurred during the three months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, there was $1,244,139 of deferred acquisition fees included in due to related parties on the condensed consolidated balance sheets. Interest expense on outstanding acquisition fees was $18,815 and $18,815, respectively, for the three months ended September 30, 2026 and 2025 and $55,833 and $55,833, respectively, for the nine months ended September 30, 2026 and 2025. These amounts are included in interest expense on the condensed consolidated statement of operations and in due to related parties on the condensed consolidated balance sheets.

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

For the three months ended September 30, 2026 and 2025, the Company incurred $187,294 and $184,958, respectively, in asset management fees. For the nine months ended September 30, 2026 and 2025, the Company incurred $559,761 and $553,177, respectively, in asset management fees. Asset management fees are included in other fees to affiliates on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $2,832 and $2,797 for the three months ended September 30, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of operations. Interest expense on the outstanding asset management fees was $8,374 and $8,275 for the nine months ended September 30, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of operations. At September 30, 2026 and December 31, 2025, asset management fees and interest payable of $190,126 and $188,378, respectively, are included in due to related parties on the condensed consolidated balance sheets.

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

There were no disposition fees incurred for the three and nine months ended September 30, 2026 and 2025.

Acquisition Expenses

The Company will reimburse PHA for acquisition expenses actually incurred (excluding personnel costs) related to selecting, evaluating, and making investments on the Company’s behalf. All acquisition expenses as of September 30, 2026 and 2025 were paid directly by the Company and there have been no reimbursements to PHA.

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

Aggregate property management fees incurred were $357,761 and $355,250 for the three months ended September 30, 2026 and 2025, respectively, and $777,060 and $806,223 for the nine months ended September 30, 2026 and 2025, respectively, and are included in property management fees to affiliates on the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, $33,206, and $59,313, respectively, of accrued property management fees payable were included in due to related parties on the condensed consolidated balance sheets. Aggregate net reimbursements for certain expenses were $204,435 and $268,149 for the three months ended September 30, 2026 and 2025, respectively, and $628,762 and $616,605 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, $34,273 and $62,550, respectively, of expense reimbursements were included in due to related parties on the condensed consolidated balance sheet. During the three months ended September 30, 2026 and 2025, the Company paid $108,507 and $105,651, respectively, to TPG Risk Services, LLC (“TPG”), an affiliate of the Sponsor, for the reimbursement of prepaid insurance at the hotel properties. During the nine months ended September 30, 2026 and 2025, the Company paid $551,005 and $622,364, respectively, to TPG for the reimbursement of prepaid insurance at the hotel properties. As of September 30, 2026 and December 31, 2025, the Company had $99,964 and $93,942, respectively, due to TPG included in the due to related parties balance on the condensed consolidated balance sheet.

Construction Management Fee

The Company pays its property managers or third parties selected by PHA, after requesting bids from such parties, a construction management fee (which may include expense reimbursements) based on market rates for such services in the markets in which the hotel properties are located and will take into account the nature of the services to be performed, which generally will constitute the supervision or coordination of any construction, improvements, refurbishments, renovations, or restorations of the Company’s hotel properties. If PHA selects the property manager or another affiliate of the Sponsor to perform such services, any resulting agreement must be approved by a majority of the Company’s board of directors, including a majority of its independent directors. During the three months ended September 30, 2026 and 2025, the Company reimbursed TPG Construction, LLC, an affiliate of the Sponsor, $113,001 and $4,060 respectively, and $185,791 and $7,870 during the nine months ended September 30, 2026 and 2025, respectively for capital expenditure costs incurred at the hotel properties. As of September 30, 2026 and December 31, 2025, $3,540 and $530, respectively, of construction reimbursements were included in the due to related parties balance on the condensed consolidated balance sheets.

Additional Service Fees

If the Company requests that PHA or its affiliates perform other services, including but not limited to, renovation evaluations, the compensation terms for those services must be approved by a majority of the Company’s board of directors, including a majority of the independent directors. No such fees for additional services were incurred during the three months ended September 30, 2026 and 2025.

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

Loans from Affiliates

The Company has combined subordinated promissory notes of $94,194 from PHA that bear interest at the current blended long term applicable federal rate (“AFR”). The blended long term AFR was 4.75% and 4.66% for the three months ended September 30, 2026 and 2025, respectively, and 4.69% and 4.61% for the nine months ended September 30, 2026 and 2025, respectively. The maturity date of the notes is the date after all outstanding K Shares have received all accumulated, accrued and unpaid distributions due and owing under the terms of the Company’s organization documents and the liquidation preference on the K Shares pursuant to the Company’s organization documents has been paid in full, as well as upon any event of default. These amounts are included in due to related parties on the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025, respectively. Interest expense was $1,128 and $1,106 for the three months ended September 30, 2026 and 2025, respectively, $3,306 and $3,250 for the nine months ended September 30, 2026 and 2025, respectively, and is included in interest expense on the condensed consolidated statements of operations and in due to related parties on the condensed consolidated balance sheets.

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

At the termination of the Private Offering on August 13, 2021, the Company had issued 1,253,618 K Shares and 23,000 A Shares to unaffiliated investors, resulting in receipt of gross proceeds of $12,398,660 from K Share issuances and $230,000 from A Share issuances. A Shares sold to unaffiliated investors were issued as part of a Unit in the Private Offering. As of the termination of the Public Offering, the Company had issued 2,787,944 K Shares, 1,287,644 K-I Shares, and 60,008 K-T Shares to unaffiliated investors, resulting in receipt of gross proceeds of $26,939,836 from K Share issuances, $11,274,927 from K-I Share issuances, and $585,400 from K-T Share issuances. As of September 30, 2026, the Company had issued 275,437 K Shares, 197,010 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $2,684,317, $1,925,794 and $72,561, respectively. As of September 30, 2025, the Company had issued 229,423 K Shares, 161,547 K-I Shares and 7,676 K-T Shares pursuant to the DRIP, resulting in gross proceeds pursuant to the DRIP of $2,239,831, $1,583,226 and $72,561, respectively.

The Company had issued 2,250 and 2,000 restricted K Shares to each of the Company’s three independent directors for a total of 6,750 and 6,000 restricted K Shares as of September 30, 2026 and 2025, respectively, in connection with the Company’s long-term incentive plan, as described below.

As of September 30, 2026 and 2025, the Company had issued 428,410 A Shares to THR, an affiliate of PHA, for aggregate proceeds of $4,284,095, or $10.00 per share. In addition, the Company issued 130,000 additional A Shares to THR in exchange for notes receivable, payable to the Company upon demand. The note receivable from THR was reduced for amounts reimbursed to PHA by the Company for certain costs incurred on the Company’s behalf, with no remaining balance as of September 30, 2026 and 2025. As of September 30, 2026 and 2025, the Company had sold 10 K-I Shares for aggregate proceeds of $100, or $10.00 per K-I Share and had sold 10 K-T Shares for aggregate proceeds of $100, or $10.00 per K-T Share, to an affiliate of the Company.

As of September 30, 2026 and 2025, pursuant to Section 5.2.7 of the Company’s charter, 65,694 K-T Shares converted to 66,225 K Shares.

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

The Company paid the Dealer Manager selling commissions of up to 7% of the gross offering proceeds from the sale of K Shares and selling commissions of up to 3% of the gross offering proceeds from the sale of K-T Shares in the primary portion of the Public Offering. No selling commissions were payable in connection with the sale of K-I Shares. The Dealer Manager was able to re-allow all selling commissions to participating broker-dealers. The Company also paid the Dealer Manager a dealer manager fee of up to 3% of the gross offering proceeds from the sale of K Shares, K-I Shares and K-T Shares sold in the primary portion of the Public Offering. The Dealer Manager allowed a portion of its dealer manager fees to participating broker-dealers. Selling commission and dealer manager fees were generally paid with proceeds from the sale of A Shares to PHA or its affiliates. There were no selling commissions or dealer manager fees payable on account of shares of any class purchased by PHA, S2K Servicing LLC, or any K Shares, K-I Shares and K-T Shares sold pursuant to the DRIP. The selling commissions and dealer manager fees may have been reduced or waived in connection with certain categories of sales. As of September 30, 2026 and 2025, the Company recognized $2,986,465 of selling commissions and dealer manager fees in connection with the Public Offering. There have been no additional selling commissions and dealer manager fees in connection with the Public Offering since 2021.

The Company also pays the Dealer Manager with respect to each K-T Share sold in the primary portion of the Public Offering, a stockholder servicing fee equal to 1%, annualized, of the amount of the Company’s estimated NAV per K-T Share for each K-T Share purchased in the primary portion of the Public Offering, for providing services to a holder of K-T Shares. The stockholder servicing fee accrues daily and is payable monthly in arrears. The Dealer Manager will reallow all or a portion of the stockholder servicing fee to participating broker-dealers and servicing broker-dealers. The Company will cease paying the stockholder servicing fee with respect to K-T Shares sold in the primary portion of the Public Offering in accordance with the terms set forth in the prospectus portion of the registration statement of the Public Offering. As of September 30, 2026 and 2025, the Company recognized $17,632 of stockholder servicing fees in connection with the Public Offering.

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

During the three months ended September 30, 2026 and 2025, we repurchased approximately $134,095 and $195,980 of K Shares and $58,125 and $6,350 of K-I Shares, respectively. Subsequent to September 30, 2026, and through November 12, 2026, pursuant to the DRIP Offering, we sold approximately 10,513 K Shares at a weighted average price of $9.66 per share for gross proceeds of $101,560 and approximately 8,856 K-I Shares at a weighted average price of $9.66 per share for gross proceeds of $85,544 for total gross proceeds of $187,104 in the DRIP Offering.

As of September 30, 2026 and 2025, there were 132 and 84 outstanding and unfulfilled repurchase requests for 440,712 and 307,597 K Shares and 87,610 and 33,242 K-I Shares, respectively. The following tables reflect the activity resulting in the repurchase requests outstanding at September 30, 2026:

	Requests
	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	Year/Quarter	Repurchases		Year/Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	September 30, 2026
K	2023	122,684	(1)	2023	32,297	$369,950	$11.45	-	-
				2024	23,798	$273,831	$11.51	-	-
				5/21/2025	1,603	$7,019	$10.17	-	-
				9/2/2025	1,565	$15,917	$10.17	671	-
				12/8/2025	2,895	$29,455	$10.17	-	-
				3/6/2026	1,892	$19,246	$10.17	6,937	-
				6/1/2026	682	$6,929	$10.17	-	-
				9/8/2026	1,500	$15,245	$10.17	-	48,844
K	2024	282,359	(1)	2024	48,967	$511,412	$10.44	-	-
				2/13/2025	20,144	$204,863	$10.17	2,457	-
				5/21/2025	13,033	$132,512	$10.17	-	-
				9/2/2025	4,589	$46,672	$10.17	14,079	-
				12/8/2025	8,266	$84,064	$10.17	1,366	-
				3/6/2026	6,061	$61,634	$10.17	658	-
				6/1/2026	2,174	$22,098	$10.16	-	-
				9/8/2026	4,781	$48,626	$10.17	-	155,784
K	3/31/2025	20,042	(1)	5/21/2025	4,842	$49,241	$10.17	-	-
				9/2/2025	370	$3,762	$10.17	-	-
				12/8/2025	685	$6,961	$10.17	-	-
				3/6/2026	506	$5,145	$10.17	-	-
				6/1/2026	182	$1,852	$10.17	-	-
				9/8/2026	400	$4,076	$10.17	-	13,057
K	6/30/2025	32,542	(1)	9/2/2025	12,746	$129,628	$10.17	9,757	-
				12/8/2025	463	$4,712	$10.17	-	-
				3/6/2026	342	$3,483	$10.17	-	-
				6/1/2026	123	$1,253	$10.17	-	-
				9/8/2026	271	$2,759	$10.17	-	8,840
K	9/30/2025	40,889	(1)	12/8/2025	6,656	$67,696	$10.17	-	-
				3/6/2026	1,225	$12,452	$10.17	-	-
				6/1/2026	441	$4,482	$10.17	-	-
				9/8/2026	970	$9,863	$10.17	-	31,597
K	12/31/2025	78,008	(1)	3/6/2026	9,057	$92,114	$10.17	-	-
				6/1/2026	921	$9,363	$10.17	-	-
				9/8/2026	2,026	$20,603	$10.17	3,485	62,519
K	3/31/2026	67,654	(1)	6/1/2026	14,716	$149,665	$10.17	-	-
				9/8/2026	1,576	$16,032	$10.17	2,393	48,969
K	6/30/2026	23,132	(1)	9/8/2026	1,661	$16,891	$10.17	-	21,471
K	9/30/2026	49,631	(1)	TBD	-	$-	$-	-	49,631
Total K Share repurchase requests outstanding									440,712

	Received	Number							Repurchase
	During	of Share				$ Amount	Average		Requests
Share	Year/Quarter	Repurchases		Year/Date	Shares	of Shares	$ Amount	Requests	Outstanding at
Class	Ended	Requested		Repurchased	Repurchased	Repurchased	per share	Withdrawn	September 30, 2026
K-I	2023	7,186	(1)	2023	2,142	$24,628	$11.50	1,036	-
				2024	954	$10,771	$11.29	-	-
				5/21/2025	74	$747	$10.07	-	-
				9/2/2025	73	$737	$10.17	-	-
				12/8/2025	134	$1,365	$10.17	-	-
				3/6/2026	99	$1,009	$10.17	-	-
				6/1/2026	36	$364	$10.17	-	-
				9/8/2026	79	$799	$10.17	-	2,559
K-I	2024	19,853	(1)	2024	158	$1,823	$11.53	-	-
				5/21/2025	474	$4,820	$10.17	-	-
				9/2/2025	433	$4,406	$10.17	1,420	-
				12/8/2025	801	$8,152	$10.17	-	-
				3/6/2026	593	$6,026	$10.17	-	-
				6/1/2026	213	$2,170	$10.17	-	-
				9/8/2026	469	$4,773	$10.17	-	15,292
K-I	3/31/2025	5,000	(1)	5/21/2025	123	$1,224	$9.92	-	-
				9/2/2025	119	$1,207	$10.17	-	-
				12/8/2025	220	$2,234	$10.17	-	-
				3/6/2026	162	$1,651	$10.17	-	-
				6/1/2026	58	$594	$10.17	-	-
				9/8/2026	129	$1,308	$10.17	-	4,189
K-I	9/30/2025	8,208	(1)	12/8/2025	379	$3,853	$10.17	-	-
				3/6/2026	280	$2,847	$10.17	-	-
				6/1/2026	101	$1,025	$10.17	-	-
				9/8/2026	222	$2,256	$10.17		7,226
K-I	12/31/2025	588	(1)	3/6/2026	21	$213	$10.17	-	-
				6/1/2026	8	$76	$10.17	-	-
				9/8/2026	16	$169	$10.17	-	543
K-I	3/31/2026	6,939	(1)	6/1/2026	93	$942	$10.17	-	-
				9/8/2026	204	$2,073	$10.17	-	6,642
K-I	6/30/2026	14,224	(1)	9/8/2026	4,596	$46,747	$10.17	-	9,628
K-I	9/30/2026	41,531	(1)	TBD	-	$-	$-	-	41,531
Total K-I Share repurchase requests outstanding									87,610

(1)	Our board of directors determined that the funding limitation under the A&R SRP was reached in the referenced quarter with respect to share repurchase requests, as there were insufficient net proceeds from the DRIP to fund all share repurchase requests.

Distributions

During the nine months ended September 30, 2026, the Company’s board of directors authorized the payment of K Share distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	Class K OP Unit	Total
2/11/2026	12/31/2025	2/3/2026	2/10/2026	$0.001917808	$681,398	$252,796	$22,606	$956,800
4/29/2026	3/31/2026	4/27/2026	4/28/2026	$0.001917808	665,355	248,516	22,115	935,986
8/04/2026	6/30/2026	7/21/2026	8/3/2026	$0.001917808	671,512	252,833	22,360	946,705
					$2,018,265	$754,145	$67,081	$2,839,491

During the nine months ended September 30, 2025, the Company’s board of directors authorized the payment of distributions as follows:

	Shares			Amount
Date	Outstanding	Date	Record	Per Share	Distributions
Paid	Date	Authorized	Date	Per Day	K Share	K-I Share	Class K OP Unit	Total
1/17/2025	12/31/2024	1/14/2025	1/16/2025	$0.001912568	$684,394	$245,671	$22,544	$952,609
5/1/2025	3/31/2025	4/25/2025	4/30/2025	$0.001917808	670,151	242,972	22,115	935,238
8/5/2025	06/30/2025	7/31/2025	8/4/2025	$0.001917808	676,112	247,029	22,360	945,501
					$2,030,657	$735,672	$67,019	$2,833,348

The Company's board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to the Company's charter.

On July 25, 2025, the Company’s board of directors authorized the payment of A Share distributions accrued through September 30, 2024. The cumulative amount of distributions that had accrued on a daily basis with respect to each such A Share for the period from (i) September 29, 2016 through March 30, 2020, was $683,680, which reflects an accrual rate of six percent per annum of the “A Share Distribution Base” under the Company’s charter, and (ii) April 1, 2020 through September 30, 2024, was $1,704,392, which reflects an accrual rate of seven percent per annum of the “A Share Distribution Base” under the Company’s charter. On July 31, 2025, the Company paid $2,388,072 of accrued distributions to A Share stockholders.

On October 20, 2026, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares and K-I Shares outstanding as of September 30, 2026, to the holders of record of such shares as of the close of business on November 3, 2026. With respect to the K Shares and K-I Shares outstanding as of September 30, 2026, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since June 30, 2026 was $677,851, or $0.001917808 per K Share per day, and $256,731, or $0.001917808 per K-I Share per day, respectively. Such distributions were payable in cash or reinvested in additional shares pursuant to the DRIP for participating stockholders, on or about November 4, 2026.

On October 20, 2026, the Company’s board of directors, on behalf of the Company as general partner of the Operating Partnership authorized the payment of distributions with respect to the Class K OP Units outstanding as of September 30, 2026, to the holders of record of Class K OP Units as of the close of business on November 3, 2026. With respect to such Class K OP Units outstanding as of September 30, 2026, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since June 30, 2026 was $22,606, or $0.001917808 per Class K OP Unit per day. Such distributions were payable in cash to the holders of Class K OP Units on or about November 4, 2026.

Note 7 - Income Taxes

The Company recognized consolidated income tax expense of $0 and $539,064 for the three months ended September 30, 2026 and 2025, respectively. The Company recognized consolidated income tax expense of $6,600 and $314,445 for the nine months ended September 30, 2026 and 2025, respectively.  These amounts relate to the operations of the Company’s TRSs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Total revenue	$11,963,047	$11,841,606	$26,014,341	$26,861,300
Operating expenses:
Rooms	1,772,415	1,686,009	4,554,856	4,599,279
Food and beverage	576,891	640,005	1,461,780	1,414,383
Other property operating expenses	3,440,009	3,198,274	9,028,120	8,693,247
Property management fees to affiliates	357,761	355,250	777,060	806,223
Other segment expenses (1)	1,562,582	1,523,569	4,600,909	4,700,232
Operating income:	4,253,389	4,438,499	5,591,616	6,647,936
Non-operating expenses:
Interest expense, net	(1,061,149)	(1,102,268)	(3,215,969)	(3,056,763)
Income tax expense	-	(539,064)	(6,600)	(314,445)
Segment and consolidated net income	$3,192,240	$2,797,167	$2,369,047	$3,276,728

(1)	Other segment expenses include corporate general and administrative, other fees to affiliates and depreciation and amortization.

Note 9 – Subsequent Events

On October 21, 2026, PHR TCI, LLC, a wholly owned subsidiary of the Operating Partnership and the owner of the Hotel Indigo Traverse City, entered into a First Omnibus Loan Modification Agreement (the “Modification Agreement”) and an Amended and Restated Promissory Note (the “A&R Note”) with Beacon Bank & Trust, as successor by merger to Berkshire Bank. Pursuant to the Modification Agreement and the A&R Note, the maximum principal amount of the TCI Note was increased by $1,750,000, from $15,600,000 to $17,350,000. The additional $1,750,000 will be advanced to PHR TCI, LLC, subject to the satisfaction of certain conditions, to fund a portion of capital expenditures and renovations at the Hotel Indigo Traverse City. The Modification Agreement extends the initial maturity date of the TCI Note from June 6, 2027 to June 6, 2028, with two one-year extensions.

Under the A&R Note, the TCI Note bears interest at a fixed rate of 6.50% per annum through June 6, 2027 and, for the remainder of the initial term, at a fixed rate equal to 2.50% above the yield on U.S. Treasury securities adjusted to a constant maturity of one year. During each extension term, the TCI Note will bear interest at a fixed rate equal to 2.50% above such one-year Treasury yield, determined as of the first day of the applicable extension term and rounded to the nearest one-eighth of one percent. The TCI Note requires monthly payments of interest only through June 6, 2028, and thereafter monthly payments of principal and interest based on a 30-year amortization schedule.

The CTI Note matures on November 23, 2026. On October 20, 2026, the Cherry Tree Inn secured a term sheet and joint intent and disclosures agreement with Centreville Bank to refinance the CTI Note. A 30-day extension has been requested from Bank Newport, the current lender.

On October 20, 2026, the Company’s board of directors authorized the payment of distributions, with respect to the K Shares and K-I Shares outstanding as of September 30, 2026, to the holders of record of such shares as of the close of business on November 3, 2026. With respect to the K Shares and K-I Shares outstanding as of September 30, 2026, the cumulative amount of distributions that had accumulated on a daily basis with respect to the K Shares, K-I Shares and K-T Shares since June 30, 2026 was $677,851, or $0.001917808 per K Share per day, and $256,731, or $0.001917808 per K-I Share per day, respectively. Such distributions were payable in cash or reinvested in additional shares pursuant to the DRIP for participating stockholders, on or about November 4, 2026.

On October 20, 2026, the Company’s board of directors, on behalf of the Company as general partner of the Operating Partnership authorized the payment of distributions with respect to the Class K OP Units outstanding as of September 30, 2026, to the holders of record of Class K OP Units as of the close of business on November 3, 2026. With respect to such Class K OP Units outstanding as of September 30, 2026, the cumulative amount of distributions that had accumulated on a daily basis with respect to the Class K OP Units since June 30, 2026 was $22,606, or $0.001917808 per Class K OP Unit per day. Such distributions were payable in cash to the holders of Class K OP Units on or about November 4, 2026.

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

Overview

Procaccianti Hotel REIT, Inc. was formed on August 24, 2016, under the laws of Maryland to acquire and own a diverse portfolio of hospitality properties consisting primarily of select-service, extended-stay and compact full-service hotel properties throughout the United States. As of September 30, 2026, we owned an interest in five select-service hotel properties. We elected to be taxed as, and currently operate as, a REIT under the Code, commencing with our taxable year ended December 31, 2018.

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

Since the commencement of the Public Offering and through September 30, 2026, the Company received approximately $43,482,834 in gross proceeds from the sale of K Shares, K-I Shares, and K-T Shares in the Public Offering, inclusive of proceeds from the sale of $2,684,317 of K Shares, $1,925,794 of K-I Shares and $72,561 of K-T Shares pursuant to the DRIP. Additionally, on October 26, 2018, June 10, 2019 and January 19, 2021, the Company received $1,500,000, $690,000 and $440,000, respectively, from the sale of A Shares to THR in private placements, the proceeds of which were used to pay the selling commissions, dealer manager fees, stockholder servicing fees, and other organizational and offering expenses related to the K Shares, K-I Shares and K-T Shares sold in the primary offering portion of the Public Offering. In addition, the Company allocated proceeds from the sale of A Shares in amounts that represent the difference between (i) the applicable estimated NAV per K-I Share and the applicable offering price of K-I Shares sold in the primary offering and (ii) any discount to the applicable offering price of K Shares, K-I Shares and K-T Shares arising from reduced or waived selling commissions (other than reduced selling commissions for volume discounts) or dealer manager fees.

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

S2K Financial LLC was the dealer manager for our Public Offering and was responsible for the distribution of our common stock in our Public Offering. PHA is our advisor and is an affiliate of our Sponsor. Subject to certain restrictions and limitations, PHA manages our day-to-day operations and our portfolio of properties and real estate-related assets. PHA sources and presents investment opportunities to our board of directors and provides investment management, marketing, investor relations and other administrative services on our behalf. We have no paid employees and rely on PHA to provide substantially all of our services. Pursuant to our Advisory Agreement with PHA, we will reimburse PHA for costs incurred in providing these administrative services. PHA will be required to allocate the cost of such services to us based on objective factors such as total assets, revenues and/or time allocations. At least annually, our board of directors will review the amount of administrative services expense reimbursable to PHA to determine whether such amounts are reasonable in relation to the services provided. During the three months ended September 30, 2026 and 2025, the Sponsor requested reimbursement for $57,200 and $42,733, respectively, of such administrative service expenses. Of these amounts, $23,581 and $11,681 is included in due to related parties on the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025, respectively.

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

During the twelve months ended September 30, 2026, our total operating expenses were less than 2% of our average invested assets and 25% of our net income. During each of the twelve months ended June 30, 2026 and March 31, 2026, our total operating expenses were less than 2% of our average invested assets but exceeded 25% of our net income. During each of the twelve months ended December 31, 2025, September 30, 2025, June 30, 2025, and March 31, 2025, our total operating expenses were less than 2% of our average invested assets and 25% of our net income. We incurred operating expenses of approximately $1,370,725 and incurred an Excess Amount of approximately $218,113 during the twelve months ended June 30, 2026. We incurred operating expenses of approximately $1,385,531 and incurred an Excess Amount of approximately $122,157 during the twelve months ended March 31, 2026. Our board of directors (including a majority of our independent directors) determined that the Excess Amount for the twelve months ended June 30, 2026 and March 31, 2026 was justified as unusual and non-recurring.

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

Market Outlook

While destination and leisure travel remain resilient, business travel has shown a more meaningful recovery during 2026, particularly in corporate and convention-related segments. Nevertheless, demand remains uneven across markets, and elevated interest rates, inflation, insurance premiums, labor costs, energy-price volatility and geopolitical uncertainty continue to pressure hotel operating margins and corporate travel budgets.

The U.S. lodging industry has historically exhibited a strong correlation with U.S. economic growth. According to the U.S. Bureau of Economic Analysis, real GDP increased at an annualized rate of 2.5% in the first quarter of 2026 and 2.2% in the second quarter, based on the latest estimates available as of October 1, 2026. These revised results indicate continued economic expansion, although inflation, labor-market conditions and uncertainty surrounding consumer spending remain important considerations.

The hospitality outlook has improved relative to the beginning of the year. CBRE forecasts U.S. hotel revenue per available room (RevPAR) growth of 2.5% in 2026, while CoStar and Tourism Economics project 4.4% growth, reflecting stronger demand and pricing performance. Business transient and convention-related travel have emerged as important growth drivers, complementing resilient leisure demand. However, higher operating expenses—including wages, insurance, utilities and other property-level costs—may limit the extent to which revenue growth translates into improved profitability. Performance is also expected to vary by segment, with luxury and resort properties generally better positioned than economy and midscale hotels.

Transportation Security Administration (“TSA”) checkpoint data indicate that air travel remains substantial but has moderated from the prior year. Average daily passenger throughput increased from approximately 2.12 million in January to 2.53 million in March, peaked at approximately 2.69 million in June, and declined to 2.35 million in September. Although summer and early-fall volumes remained above comparable pre-pandemic levels, year-over-year throughput declined by approximately 1.3% in June, 2.1% in July, 4.4% in August and 2.0% in September. This pattern suggests that travel demand remains significant, but that growth is normalizing and consumers may be increasingly sensitive to travel costs.

Geopolitical uncertainty remains a risk to international visitation. The conflict involving Iran and disruptions to Middle Eastern airspace affected international aviation and travel through major Gulf connecting hubs. Although airline operations subsequently recovered substantially, elevated long-haul travel costs and geopolitical concerns have weighed on some international travel demand. These conditions may disproportionately affect gateway and destination markets that rely on overseas visitors. Major events, including the FIFA World Cup and America's 250th anniversary, provide opportunities for incremental domestic and international demand, although actual hotel performance will depend on market-level booking patterns and event-related spending.

Overall, the outlook for the U.S. lodging industry remains cautiously constructive for the balance of 2026. Revised GDP data indicate continued economic growth, business and group travel have strengthened, and hotel industry forecasts have improved. However, softer year-over-year TSA throughput, elevated operating expenses, uneven international visitation and geopolitical uncertainty remain potential constraints.

We believe the most likely scenario is continued, measured growth in lodging demand rather than a rapid acceleration. Markets with diversified demand generators—including leisure, corporate, group and event-related travel—should be best positioned to outperform, while markets more dependent on international visitation or traditional corporate travel may experience greater volatility. Property-level operating performance, expense management and the ability to sustain pricing power will remain critical determinants of investment performance.

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

We have reviewed tax positions under GAAP guidance that clarify the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We had no material uncertain tax positions at September 30, 2026.

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

For information on distributions paid during the three months ended September 30, 2026, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

We have funded distributions with operating cash flows from our hotel properties and from the issuance of common stock pursuant to the DRIP. To the extent we do not have sufficient earnings and profits, distributions paid will be considered a return of capital to stockholders.

The following table shows K Share, K-I Share, and Class K OP Unit distributions paid during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
Distributions paid in cash	$2,258,258		$2,217,688
Distributions reinvested	581,233		615,660
Total distributions	$2,839,491		$2,833,348
Source of distributions:
Cash flows provided by operations	$2,258,258	80%	$2,217,688	78%
Offering proceeds from issuance of common stock pursuant to the DRIP	581,233	20%	615,660	22%
Total sources	$2,839,491	100%	$2,833,348	100%

Although a portion of the tax composition of such distributions may be a return of capital, distributions for the nine months ended September 30, 2026 and 2025 were paid for with gross cash flow from operations. To the extent we do not have taxable income, distributions paid will be considered a return of capital to stockholders.

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

We paid quarterly K Share, K-I Share, and Class K OP Unit distributions with respect to all quarters of 2025 and the first three quarters of 2026, funded from the operations of our hotel properties and proceeds received pursuant to the DRIP, consistent with prior distributions. Unpaid distributions will continue to accumulate pursuant to our charter. Our board of directors will make determinations as to the payment of future distributions on a quarter by quarter basis; however, distributions will continue to accumulate pursuant to our charter.

On July 31, 2025, we paid $2,388,072 of distributions that had accrued from inception through June 30, 2024, to A Share stockholders, sourced from additional proceeds from the refinance of the Hilton Garden Inn Providence Note. Unpaid distributions will continue to accumulate pursuant to our charter.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues increased to $10,185,799 for the three months ended September 30, 2026, from $10,136,523 for the three months ended September 30, 2025. The net increase of $49,276, or 0.49%, was largely due to increases in ADR.

The following presents the hotel operating results for the three months ended September 30, 2026:

	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	81.65%	82.64%	76.05%
Average Daily Rate (“ADR”)	$276.25	$243.66	$218.58
Revenue Per Available Room (“RevPAR”)	$225.56	$201.35	$166.24

The following presents the hotel operating results for the three months ended September 30, 2025:

	Total Portfolio
	July	August	September
Number of hotels	5	5	5
Number of rooms	559	559	559

Average Occupancy Percentage	89.36%	81.46%	73.74%
ADR	$263.67	$250.62	$203.45
RevPAR	$235.61	$204.15	$150.02

A comparison of hotel rooms revenues for the three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Springhill Suites Wilmington	$1,443,518	$1,393,963	$49,555	3.55%
Staybridge Suites St. Petersburg	1,244,385	1,122,365	122,020	10.87%
Hotel Indigo Traverse City	3,513,172	3,296,585	216,587	6.57%
Hilton Garden Inn Providence	2,063,737	2,278,141	(214,404)	(9.41)%
Cherry Tree Inn	1,920,987	2,045,469	(124,482)	(6.09)%
	$10,185,799	$10,136,523	$49,276	0.49%

The increase in rooms revenues of $49,555, or 3.55%, at the Springhill Suites Wilmington is driven by increases in both ADR and occupancy. The ADR at the Springhill Suites Wilmington increased from $164.79 for the three months ended September 30, 2025, to $168.07 for the three months ended September 30, 2026, an increase of 1.99%. Occupancy at the Springhill Suites Wilmington increased from 76.62% for the three months ended September 30, 2025, to 77.80% for the three months ended September 30, 2026.

The increase in rooms revenues of $122,020, or 10.87%, at the Staybridge Suites St. Petersburg is driven by increases in both ADR and occupancy. The ADR at the Staybridge Suites St. Petersburg increased from $131.87 for the three months ended September 30, 2025, to $138.99 for the three months ended September 30, 2026, an increase of 5.40%. Occupancy at the Staybridge Suites St. Petersburg increased from 77.74% for the three months ended September 30, 2025, to 81.78% for the three months ended September 30, 2026.

The increase in rooms revenues of $216,587, or 6.57%, at the Hotel Indigo Traverse City is driven by increases in both ADR and occupancy. The ADR at the Hotel Indigo Traverse City increased from $374.53 for the three months ended September 30, 2025, to $396.03 for the three months ended September 30, 2026, an increase of 5.74%. Occupancy at the Hotel Indigo Traverse City increased from 89.41% for the three months ended September 30, 2025, to 90.12% for the three months ended September 30, 2026.

The decrease in rooms revenues of $214,404, or 9.41%, at the Hilton Garden Inn Providence is driven by a decrease in occupancy. Occupancy at the Hilton Garden Inn Providence decreased from 83.26% for the three months ended September 30, 2025, to 74.10% for the three months ended September 30, 2026. The decrease in occupancy for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 is primarily driven by high occupancy in the three months ended September 2025, which is attributed to a strike formed by unionized hospital employees within close proximity to the Hilton Garden Inn Providence. The ADR at the Hilton Garden Inn Providence increased from $217.09 for the three months ended September 30, 2025, to $220.98 for the three months ended September 30, 2026, an increase of 1.79%.

The decrease in rooms revenues of $124,482, or 6.09%, at the Cherry Tree Inn is driven by decreases in both ADR and occupancy. The ADR at the Cherry Tree Inn decreased from $358.79 for the three months ended September 30, 2025, to $351.12 for the three months ended September 30, 2026, a decrease of 2.14%. Occupancy at the Cherry Tree Inn decreased from 81.54% for the three months ended September 30, 2025, to 78.25% for the three months ended September 30, 2026.

Food and beverage revenues

Food and beverage revenues decreased to $1,176,327 for the three months ended September 30, 2026, from $1,188,443 for the three months ended September 30, 2025. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events. The decrease of $12,116 is primarily driven by a decrease in catering and beverage revenues at the Hotel Indigo Traverse City.

Other operating revenues

Other operating revenues increased to $600,921 for the three months ended September 30, 2026, from $516,640 for the three months ended September 30, 2025. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services. The increase of $84,281 is primarily driven by the implementation of credit card fees for the guests of the Cherry Tree Inn.

Rooms expenses

Rooms expenses increased to $1,772,415 for the three months ended September 30, 2026, from $1,686,009 for the three months ended September 30, 2025. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $1,772,415 and $1,686,009 represent 17.4% and 16.6% of rooms revenues for the three-month period ended September 30, 2026 and 2025, respectively.

Food and beverage expenses

Food and beverage expenses were $576,891 and $640,005 for the three months ended September 30, 2026 and 2025, respectively. The $63,114 decrease in food and beverage expenses is primarily due to a decrease in food revenues. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy.

Food and beverage expenses represent 49.0% and 53.9% of food and beverage revenues for the three-month period ended September 30, 2026 and 2025, respectively.

Other property expenses

Other property expenses were $3,440,009 and $3,198,274, for the three months ended September 30, 2026, and 2025, respectively. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes. The $241,735 increase in other property expenses is due to increases in credit card commission, management expense, and property tax at the Hilton Garden Inn Providence.

Property management fees to affiliates

Property management fees to affiliates were $357,761 and $355,250 for the three months ended September 30, 2026 and 2025, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $353,821 and $327,566 for the three months ended September 30, 2026 and 2025, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $244,173 and $227,691 for the three months ended September 30, 2026 and 2025, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $187,294 for the three months ended September 30, 2026, from $184,958 for the three months ended September 30, 2025. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $57,200 and $42,733 during the three months ended September 30, 2026 and 2025, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $964,588 and $968,312 for the three months ended September 30, 2026 and 2025, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $1,061,149 and $1,102,268 for the three months ended September 30, 2026 and 2025, respectively. The decrease of $41,119 is attributable to the loan modification of the TCI Note at a decreased interest rate. Interest expense includes monthly fixed rate and variable rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the three months ended September 30, 2026, we recognized $64,364 of interest expense relating to the amortization of deferred financing costs. For the three months ended September 30, 2025, we recognized $64,363 of interest expense relating to the amortization of deferred financing costs.

Interest income on interest-bearing cash accounts was $33,677 and $55,250 for the three months ended September 30, 2026 and 2025, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated statement of operations.

Income tax expense

For the three months ended September 30, 2026 and 2025, we incurred income tax expense of $0 and of $539,064, respectively. The $539,064 difference is primarily due to a valuation adjustment placed into effect during the nine months ended September 30, 2025, eliminating the deferred tax asset recorded on the balance sheet.

Net income

For the three months ended September 30, 2026 and 2025, we recorded net income of $3,192,240 and $2,797,167, respectively. The increase in net income of $395,073 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

For the three months ended September 30, 2026 and 2025, we recorded net income relating to noncontrolling interests of $212,596 and $121,856, respectively. This amount includes net income or losses attributable to a third party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Rooms revenues

We expect the majority of our revenues to be derived from the operation of our hotel properties. Rooms revenues are the product of the number of rooms sold and the average daily room rate. Rooms revenues decreased to $22,289,348 for the nine months ended September 30, 2026 from $23,440,021 for the nine months ended September 30, 2025. The net decrease of $1,150,673, or 4.9%, was largely due to decreases in ADR and occupancy.

The following presents the hotel operating results for the nine months ended September 30, 2026:

	First	Second	Third
	Quarter	Quarter	Quarter
	2026	2026	2026
Number of hotels	5	5	5
Number of rooms	559	559	559
Average Occupancy Percentage	57.52%	76.40%	80.16%
ADR	$154.76	$196.20	$247.09
RevPar	$89.02	$149.89	$198.06

The following presents the hotel operating results for the nine months ended September 30, 2025:

	First	Second	Third
	Quarter	Quarter	Quarter
	2025	2025	2025
Number of hotels	5	5	5
Number of rooms	559	559	559
Average Occupancy Percentage	64.04%	78.92%	81.60%
ADR	$161.85	$201.48	$241.54
RevPar	$103.64	$159.02	$197.10

A comparison of hotel rooms revenues for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Springhill Suites Wilmington	$3,700,544	$3,712,537	$(11,993)	(0.32)%
Staybridge Suites St. Petersburg	4,354,903	4,588,501	(233,598)	(5.09)%
Hotel Indigo Traverse City	5,932,410	5,959,525	(27,115)	(0.45)%
Hilton Garden Inn Providence	5,125,146	5,748,847	(623,701)	(10.85)%
Cherry Tree Inn	3,176,345	3,430,611	(254,266)	(7.41)%
	$22,289,348	$23,440,021	$(1,150,673)	(4.91)%

The decrease in rooms revenues of $11,993 or 0.32%, at the Springhill Suites Wilmington is primarily driven by a decrease in occupancy. Occupancy at the Springhill Suites Wilmington decreased from 76.90% for the nine months ended September 30, 2025, to 74.92% for the nine months ended September 30, 2026. The ADR at the Springhill Suites Wilmington increased from $147.38 for the nine months ended September 30, 2025 to $150.77 for the nine months ended September 30, 2026, an increase of 2.30%.

The decrease in rooms revenues of $233,598, or 5.09%, at the Staybridge Suites St. Petersburg is driven by a decrease in both ADR and occupancy. The ADR at the Staybridge Suites St. Petersburg decreased from $169.30 for the nine months ended September 30, 2025, to $166.13 for the nine months ended September 30, 2026, a decrease of 1.87%. Occupancy at the Staybridge Suites St. Petersburg decreased from 83.43% for the nine months ended September 30, 2025, to 80.69% for the nine months ended September 30, 2026. The decrease in occupancy for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by high occupancy in the nine months ended September 2025, due to extended stay guests displaced by the 2024 hurricanes as well as restoration contractors assisting with post-hurricane efforts.

The decrease in rooms revenues of $27,115, or 0.45%, at the Hotel Indigo Traverse City is driven by a decrease in occupancy. Occupancy at the Hotel Indigo Traverse City decreased from 74.88% for the nine months ended September 30, 2025, to 72.84% for the nine months ended September 30, 2026. The ADR at the Hotel Indigo Traverse City increased from $272.45 for the nine months ended September 30, 2025 to $278.80 for the nine months ended September 30, 2026, an increase of 2.33%.

The decrease in rooms revenues of $623,701, or 10.85%, at the Hilton Garden Inn Providence is driven by a decrease in ADR and occupancy. The ADR at the Hilton Garden Inn Providence decreased from $210.54 for the nine months ended September 30, 2025, to $207.67 for the nine months ended September 30, 2026, a decrease of 1.36%. Occupancy at the Hilton Garden Inn Providence decreased from 73.01% for the nine months ended September 30, 2025, to 65.98% for the nine months ended September 30, 2026. The decrease in occupancy for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by high occupancy in the nine months ended September 2025, which is attributed to a strike formed by unionized hospital employees within close proximity to the Hilton Garden Inn Providence.

The decrease in rooms revenues of $254,266, or 7.41%, at the Cherry Tree Inn is primarily driven by a decrease in both ADR and occupancy. The ADR at the Cherry Tree Inn decreased from $266.79 for the nine months ended September 30, 2025, to $258.05 for the nine months ended September 30, 2026, a decrease of 3.28%. The decrease in ADR for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was driven by market softening and shorter booking windows in the nine months ended September 2026. Occupancy at the Cherry Tree Inn decreased from 61.98% for the nine months ended September 30, 2025, to 59.33% for the nine months ended September 30, 2026.

Food and beverage revenues

Food and beverage revenues increased to $2,348,119 for the nine months ended September 30, 2026, from $2,252,681 for the nine months ended September 30, 2025. The $95,438 increase of food and beverage revenues is primarily due to an increase in beverage revenues. These amounts are comprised of revenues realized in hotel food and beverage outlets as well as catering events.

Other operating revenues

Other operating revenues increased to $1,376,874 for the nine months ended September 30, 2026, from $1,168,598 for the nine months ended September 30, 2025. The $208,276 increase of other operating revenues is primarily due to the reclassification of antenna lease income. These amounts include ancillary hotel revenues and other items primarily driven by occupancy such as telephone/internet, parking, gift shops, and other guest services.

Rooms expenses

Rooms expenses decreased to $4,554,856 for the nine months ended September 30, 2026, from $4,599,279 for the nine months ended September 30, 2025. The $44,423 net decrease in rooms expenses is primarily due to a decrease in rooms revenue. Rooms expenses are typically primarily driven by the corresponding revenue account and occupancy. Rooms expenses of $4,554,856 and $4,599,279 represent 20.44% and 19.62% of rooms revenues for the three-month period ended September 30, 2026 and 2025, respectively.

Food and beverage expenses

Food and beverage expenses were $1,461,780 and $1,414,383 for the nine months ended September 30, 2026 and 2025, respectively. Food and beverage expenses are historically primarily driven by the corresponding revenue account and occupancy. Food and beverage expenses represent 62.25% and 62.79% of food and beverage revenues for the three-month period ended September 30, 2026 and 2025, respectively.

Other property expenses

Other property expenses were $9,028,120 and $8,693,247, for the nine months ended September 30, 2026, and 2025, respectively. The $334,873 increase in other property expenses is primarily due to an increase in management expenses, credit card commissions, and the reclassification of antenna lease income. These amounts include maintenance, utilities, sales and marketing, and general and administrative expenses of the hotel properties, as well as net franchise fees, property taxes and other taxes.

Property management fees to affiliates

Property management fees to affiliates were $777,060 and $806,223 for the nine months ended September 30, 2026 and 2025, respectively. Property management fees are property level expenses equal to 3% of the hotel properties’ gross revenues and we expect them to fluctuate accordingly.

Corporate general and administrative

Corporate general and administrative expenses were $1,000,307 and $963,191 for the nine months ended September 30, 2026 and 2025, respectively. Corporate general and administrative expenses consist primarily of transfer agent fees, fees paid to the board of directors, audit and tax fees, and other professional services fees.

Other fees to affiliates

Other fees to affiliates were $727,114 and $693,905 for the nine months ended September 30, 2026 and 2025, respectively. Other fees to affiliates include asset management fees due to PHA that are paid quarterly in arrears equal to one-fourth of 0.75% of the adjusted cost of our assets. Asset management fees increased to $559,761 for the nine months ended September 30, 2026, from $553,177 for the nine months ended September 30 2025. Other fees to affiliates also includes certain administrative fees charged to us by our Sponsor. Such administrative fees were $167,674 and $140,728 during the nine months ended September 30, 2026 and 2025, respectively.

Depreciation and amortization

Depreciation and amortization expenses were $2,873,488 and $3,043,136 for the nine months ended September 30, 2026 and 2025, respectively. These amounts include depreciation on our hotel buildings, improvements, furniture, fixtures and equipment, along with amortization of our franchise fees and certain intangibles.

Interest expense, net

Interest expense, net, was $3,215,969 and $3,056,763 for the nine months ended September 30, 2026 and 2025, respectively. The increase of $159,206 is attributable to the refinance of the HGI Note at an increased interest rate. Interest expense includes monthly fixed rate and variable rate payments on the outstanding mortgage notes payable balance, accrued interest on the outstanding asset management fees, acquisition fees and promissory notes from PHA and our Sponsor, and the amortization of deferred financing costs and debt discounts or premiums. For the nine months ended September 30, 2026, we recognized $193,093 of interest expense relating to the amortization of deferred financing costs. For the nine months ended September 30, 2025, we recognized $192,276 of interest expense relating to the amortization of deferred financing costs, offset by $22,052 relating to the amortization of the fair value of debt premium.

Interest income on interest-bearing cash accounts was $104,834 and $160,114 for the nine months ended September 30, 2026 and 2025, respectively. Interest income is presented as a reduction of the total interest expense on the consolidated statement of operations.

Income tax expense

For the nine months ended September 30, 2026 and 2025, we incurred income tax expense of $6,600 and $314,445, respectively. The $307,845 difference is primarily due to a valuation adjustment placed into effect during the nine months ended September 30, 2025, eliminating the deferred tax asset recorded on the balance sheet.

Net income

For the nine months ended September 30, 2026 and 2025, we recorded net income of $2,369,047 and net income of $3,276,728, respectively. The decrease in net income of $907,681 is the result of the revenue and expense changes discussed above.

Net income attributable to noncontrolling interests

For the nine months ended September 30, 2026 and 2025, we recorded net income relating to noncontrolling interests of $514,006 and $594,144, respectively. This amount includes net income or losses attributable to a third party’s 49% ownership interest in PCF and will fluctuate accordingly with any increases or decreases to net income of PCF. This amount also includes net income or losses attributable to the noncontrolling Class K OP Units issued as part of the Hilton Garden Inn Providence acquisition. The noncontrolling Class K OP Units are allocated net income or loss attributable to the Operating Partnership based on the total outstanding Class K OP Units as a percentage of all our outstanding common stock.

Liquidity and Capital Resources

We paid quarterly K Share, K-I Share, and Class K OP Unit distributions with respect to all four quarters of 2025 and the first three quarters of 2026, with operating cash flow, consistent with prior distributions. Our board of directors will make determinations as to the payment of future distributions on a quarter-by-quarter basis; however, distributions will continue to accumulate pursuant to our charter.

On July 31, 2025, we paid $2,388,072 of distributions that had accrued from inception through September 30, 2024, to A Share stockholders, sourced from additional proceeds from the refinance of the Hilton Garden Inn Providence Note. Unpaid distributions will continue to accumulate pursuant to our charter.

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

Cash Flows Provided by Operating Activities

During the nine months ended September 30, 2026 and 2025, we owned an interest in five hotel properties. During the nine months ended September 30, 2026, net cash provided by operating activities was $5,443,013 compared to the net cash provided by operating activities of $6,845,335 for the nine months ended September 30, 2025. Our operating cash flows during the nine months ended September 30, 2026, were the result of our net income, adjustments for non-cash expenses, including depreciation and amortization, adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities. Our operating cash flows during the nine months ended September 30, 2025, were the result of our net income, adjustments for non-cash expenses, including depreciation and amortization, adjustments for receivables, other assets, amounts due to and from related parties, and accounts payable and accrued liabilities.

Cash Flow Used in Investing Activities

Cash used in investing activities will vary based on the funds raised by the issuance of shares of common stock pursuant to the DRIP and how quickly we invest those funds towards acquisitions or improvements of real estate and real-estate related investments. During the nine months ended September 30, 2026, net cash used in investing activities was $925,804 and was the result of capital improvements at our hotel properties. During the nine months ended September 30, 2025, net cash used in investing activities was $1,033,902 and was the result of capital improvements at our hotel properties.

Cash Flows Used in Financing Activities

During the nine months ended September 30, 2026, net cash used in financing activities was $3,599,499. We made principal payments on the CTI Note, the Wilmington Note, and the St. Petersburg Note totaling $399,388. During the nine months ended September 30, 2026, we paid cash distributions of $2,258,258 to stockholders with proceeds from operations. During the nine months ended September 30, 2026, we repurchased $598,853 of outstanding shares of common stock. Cash flow from financing activities for the nine months ended September 30, 2026, also includes $343,000 of distributions to noncontrolling interests. For information on repurchases of common stock made during the nine months ended September 30, 2026, refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report.

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

The terms of the TCI Note were modified on May 6, 2026 and further revised on October 21, 2026. Under the terms of the amended and restated promissory note, the maximum principal amount of the TCI Note was increased by $1,750,000, from $15,600,000 to $17,350,000. The additional $1,750,000 will be advanced to PHR TCI, LLC, subject to the satisfaction of certain conditions, to fund a portion of capital expenditures and renovations at the Hotel Indigo Traverse City. The Modification Agreement extends the initial maturity date of the TCI Note from June 6, 2027 to June 6, 2028, with two one-year extensions. The TCI Note bears interest at a fixed rate of 6.50% per annum through June 6, 2027 and, for the remainder of the initial term, at a fixed rate equal to 2.50% above the yield on U.S. Treasury securities adjusted to a constant maturity of one year. During each extension term, the TCI Note will bear interest at a fixed rate equal to 2.50% above such one-year Treasury yield, determined as of the first day of the applicable extension term and rounded to the nearest one-eighth of one percent. The TCI Note requires monthly payments of interest only through June 6, 2028, and thereafter monthly payments of principal and interest based on a 30-year amortization schedule. As of September 30, 2026, the Operating Partnership and its subsidiary for the Hotel Indigo Traverse City were compliant with the loan obligations under the TCI Note, including applicable covenants, and all required payments have been made as agreed.

The HGI Note was refinanced as of July 10, 2025. The HGI Note bears interest at a fixed rate of 6.10% through July 10, 2030, the maturity date. The HGI Note requires interest only payments for the first two years of the five-year term, payments subsequent to July 10, 2027 will consist of principal and interest based on a 25-year amortization schedule. The HGI Note is collateralized by the Hilton Garden Inn Providence, including equipment, and has been guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty). Out of the entire refinance amount of $19,200,000, $1,975,241 was allocated to fund a portion of the A Shares distribution, and $743,386 was allocated for renovation funding. As of September 30, 2026, we believe the Operating Partnership and its subsidiary for the Hilton Garden Inn Providence were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The St. Petersburg Note bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a SOFR rate margin of 2.50%. The St. Petersburg Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The St. Petersburg Note is collateralized by the Staybridge Suites St. Petersburg, including equipment. The St. Petersburg Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty) and cross-collateralized by the Wilmington Note. As of September 30, 2026, we believe the Operating Partnership and its subsidiary for the Staybridge Suites St. Petersburg were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The Wilmington Note bears interest at SOFR plus a SOFR rate margin of 2.50%. The Wilmington Note requires monthly interest payments for the first two years, and monthly principal and interest payments based on a 25-year amortization schedule thereafter to maturity on April 25, 2029. The Wilmington Note is collateralized by the Springhill Suites Wilmington, including equipment. The Wilmington Note is also guaranteed by the Company (pursuant to a customary carveout/bad acts guaranty), and is cross collateralized by the St. Petersburg Note. As of September 30, 2026, the Operating Partnership and its subsidiary for the Springhill Suites Wilmington were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed.

The CTI Note requires monthly interest payments at a fixed rate of 3.91% through November 23, 2023 and subsequent to November 23, 2023, monthly principal and interest payments of $52,601 through November 23, 2026, the maturity date. Efforts to secure a new note for Cherry Tree Inn are in process in 2026, however, there is no guarantee that a new note will be secured prior to the maturity date. As of September 30, 2026, the Operating Partnership and its subsidiary for the Cherry Tree Inn were in compliance with the loan requirements, including applicable covenants, and all required payments have been made as agreed. On October 20, 2026, the Cherry Tree Inn secured a term sheet and joint intent and disclosures agreement with Centreville Bank to refinance the CTI Note. A 30-day extension has been requested from Bank Newport, the current lender under the CTI Note.

Share Repurchase Program

Our A&R SRP is intended to provide limited interim liquidity to stockholders. Repurchases are limited to net proceeds received pursuant to the DRIP and may not exceed 5% of the weighted average shares outstanding during the trailing 12 months. Our board of directors is not required to repurchase any shares.

As of September 30, 2026, there were 132 outstanding and unfulfilled repurchase requests covering 440,712 K Shares and 87,610 K-I Shares (approximately 528,322 total shares). During each quarter of the nine months ended September 30, 2026, our board of directors determined that the net DRIP proceeds were insufficient to fund all outstanding repurchase requests. Unfulfilled requests carry over automatically to subsequent quarters in accordance with the A&R SRP, subject to stockholder withdrawal.

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

Our contractual obligations as of September 30, 2026 are as follows:

	2026	2027-2028	2029-2030	Thereafter	Total
Outstanding debt obligations	$8,695,417	$1,541,513	$56,678,331	$—	$66,915,261
Interest payments on outstanding debt obligations	745,265	7,322,003	2,890,841	—	10,958,109
Total	$9,440,682	$8,863,516	$59,569,172	$—	$77,873,370

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

Our calculation of FFO and MFFO is presented in the following table for the three months and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Net income to MFFO:
Net income	$3,192,240	$2,797,167	$2,369,047	$3,276,728
Depreciation and amortization	964,588	968,312	2,873,488	3,043,136
FFO	4,156,828	3,765,479	5,242,535	6,319,864
Less noncontrolling interest:
Net income attributable to noncontrolling interests	(212,596)	(121,856)	(514,006)	(594,144)
Depreciation and amortization attributable to noncontrolling interest	(136,060)	(133,127)	(403,533)	(397,686)
FFO attributable to common stockholders	3,808,172	3,510,496	4,324,996	5,328,034
Amortization of deferred financing costs and debt discounts and premiums as interest	64,364	64,363	193,093	170,224
MFFO attributable to common stockholders	$3,872,536	$3,574,859	$4,518,089	$5,498,258

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2026, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2026, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company during the three months ended September 30, 2026.

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

During the three months ended September 30, 2026, we fulfilled repurchase requests and repurchased K Shares pursuant to the A&R SRP as follows:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased as	Available that may yet
	Shares Requested to	Average Price	Part of Publicly	be Repurchased under
Period	be Repurchased	Paid per Share	Announced Program	the Program
July 1, 2026 - July 31, 2026	41,261	$—	—	(1)
August 1, 2026 - August 31, 2026	45,893	$—	—	(1)
September 1, 2026 - September 30, 2026	4,008	$10.17	18,900	(1)
	91,162		18,900

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

During the three months ended September 30, 2026, we repurchased approximately $134,095 of K Shares and $58,125 of K-I Shares. As of September 30, 2026, there were 132 outstanding and unfulfilled repurchase requests for 440,712 K Shares and 87,610 K-I Shares. Refer to Note 6 – “Stockholders’ Equity” to our unaudited interim condensed consolidated financial statements included in this Quarterly Report for details on our share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1

First Omnibus Loan Modification Agreement, dated as of October 21, 2026, by and between PHR TCI, LLC and Beacon Bank & Trust (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 23, 2026, and incorporated herein by reference).

10.2

Amended and Restated Promissory Note, dated as of October 21, 2026, made by PHR TCI, LLC in favor of Beacon Bank & Trust (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 23, 2026, and incorporated herein by reference).

10.3

First Amendment and Reaffirmation of Guaranty and Environmental Indemnity Agreement, dated as of October 21, 2026, made by Procaccianti Hotel REIT, Inc. in favor of Beacon Bank & Trust (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 23, 2026, and incorporated herein by reference).

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

PROCACCIANTI HOTEL REIT, INC.

Date: November 12, 2026	By:	/s/ James A. Procaccianti

James A. Procaccianti
Chief Executive Officer, President and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Gregory Vickowski

Gregory Vickowski
Chief Financial Officer, Treasurer
and Director
(Principal Accounting Officer and
Principal Financial Officer)